Form 10-Q
period 2018-09-30
Allakos Inc.
filed 2018-11-08
CIK 1564824

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 1, 2018, the registrant had 42,113,059 shares of common stock, $0.001 par value per share, outstanding.

ALLAKOS INC.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

allakos inc.

balance sheets

(in thousands, except per share data)

	September 30,	December 31,
	2018	2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$51,635	$85,207
Investments in marketable securities	141,903	—
Prepaid expenses and other current assets	3,647	1,037
Total current assets	197,185	86,244
Property and equipment, net	7,624	445
Other long-term assets	952	340
Total assets	$205,761	$87,029
Liabilities, convertible preferred stock and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$4,333	$1,703
Accrued expenses and other current liabilities	3,742	1,089
Total current liabilities	8,075	2,792
Other long-term liabilities	1,731	36
Total liabilities	9,806	2,828
Commitments and contingencies (Note 6)
Series A convertible preferred stock, $0.001 par value per share; no shares and 26,083 shares authorized as of September 30, 2018 and December 31, 2017, respectively; no shares and 20,866 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively; aggregate liquidation preference of $0 and $46,950 as of September 30, 2018 and December 31, 2017, respectively	—	42,996
Series B convertible preferred stock, $0.001 par value per share; no shares and 12,632 shares authorized as of September 30, 2018 and December 31, 2017, respectively; no shares and 10,105 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively; aggregate liquidation preference of $0 and $100,141 as of September 30, 2018 and December 31, 2017, respectively	—	99,973
Stockholders' equity (deficit):
Preferred stock, $0.001 par value per share; 20,000 and no shares authorized as of September 30, 2018 and December 31, 2017, respectively; no shares issued and outstanding as of September 30, 2018 and December 2017	—	—
Common stock, $0.001 par value per share; 200,000 and 55,000 shares authorized as of September 30, 2018 and December 31, 2017, respectively; 42,113 and 2,114 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	42	3
Additional paid-in capital	285,530	1,803
Accumulated other comprehensive loss	(33)	—
Accumulated deficit	(89,584)	(60,574)
Total stockholders’ equity (deficit)	195,955	(58,768)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$205,761	$87,029

See accompanying notes to unaudited interim financial statements

Allakos Inc.

Statements of Operations and Comprehensive Loss

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Operating expenses
Research and development	$8,706	$5,333	$22,256	$13,455
General and administrative	3,269	900	7,952	2,353
Total operating expenses	11,975	6,233	30,208	15,808
Loss from operations	(11,975)	(6,233)	(30,208)	(15,808)
Interest income (expense), net	836	(579)	1,352	(716)
Other expense, net	(9)	(74)	(154)	(110)
Loss before benefit from income taxes	(11,148)	(6,886)	(29,010)	(16,634)
Provision for (benefit from) income taxes	—	(966)	—	(966)
Net loss	(11,148)	(5,920)	(29,010)	(15,668)
Unrealized loss on marketable securities, net of tax	(36)	—	(33)	—
Comprehensive loss	$(11,184)	$(5,920)	$(29,043)	$(15,668)
Net loss per common share:
Basic and diluted	$(0.34)	$(3.60)	$(2.34)	$(10.35)
Weighted-average number of common shares outstanding:
Basic and diluted	32,609	1,643	12,406	1,514

See accompanying notes to unaudited interim financial statements

Allakos Inc.

Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2018	2017
Cash flows from operating activities
Net loss	$(29,010)	$(15,668)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	183	175
Accretion of tenant improvement allowance	(52)	—
Stock-based compensation	2,031	266
Net amortization of premiums and discounts on marketable securities	(634)	—
Noncash interest related to debt facility	—	76
Noncash interest related to convertible promissory notes payable to related parties	—	80
Amortization of beneficial conversion feature related to convertible promissory notes payable to related parties	—	424
Benefit from deferred income taxes	—	(966)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,706)	(273)
Other long-term assets	440	(250)
Accounts payable	915	27
Accrued expenses and other current liabilities	2,637	1,059
Other long-term liabilities	395	—
Net cash used in operating activities	(25,801)	(15,050)
Cash flows from investing activities
Purchases of marketable securities	(159,456)	—
Purchases of property and equipment	(4,261)	(251)
Proceeds from maturities of marketable securities	18,000	—
Net cash used in investing activities	(145,717)	(251)
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	138,357	—
Proceeds from issuance of convertible promissory notes, net of issuance costs	—	7,414
Proceeds from exercise of stock options, net of repurchases	341	109
Proceeds from repayment of recourse promissory note	50	—
Net cash provided by financing activities	138,748	7,523
Net decrease in cash, cash equivalents and restricted cash	(32,770)	(7,778)
Cash, cash equivalents and restricted cash, beginning of period	85,207	13,416
Cash, cash equivalents and restricted cash, end of period	$52,437	$5,638
Supplemental disclosures
Cash paid for interest	$—	$153
Noncash investing and financing items:
Recognition of beneficial conversion feature related to convertible promissory notes to related parties, net of benefit for income taxes	$—	$1,867
Property and equipment purchased in accounts payable	$1,715	$8
Lessor funded lease incentives included in property and equipment	$1,386	$—
Vesting of restricted common stock subject to repurchase	$18	$22

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

Liquidity Matters

Since inception, the Company has incurred net losses and negative cash flows from operations. During the nine months ended September 30, 2018, the Company incurred a net loss of $29.0 million and used $25.8 million of cash in operations. At September 30, 2018, the Company had an accumulated deficit of $89.6 million and does not expect to experience positive cash flows from operating activities in the foreseeable future. The Company has financed its operations to date primarily through the sale of common stock and issuance of convertible preferred stock. Management expects to incur additional operating losses in the future as the Company continues to further develop, seek regulatory approval for and, if approved, commence commercialization of its product candidates. The Company had $193.5 million of cash, cash equivalents and marketable securities at September 30, 2018. Management believes that this amount is sufficient to fund the Company’s operations for at least the next 12 months from the issuance date of these financial statements.

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

Upon the completion of the IPO, the Company’s certificate of incorporation was amended and restated. Under the amended and restated certificate of incorporation, the Company’s authorized capital stock consists of 200,000,000 shares of common stock with a par value $0.001 per share and 20,000,000 shares of convertible preferred stock with a par value $0.001 per share.

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

The interim balance sheet as of September 30, 2018, the statements of operations and comprehensive loss, and statements of cash flows for the nine months ended September 30, 2017 and 2018 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair presentation of the Company’s financial position as of September 30, 2018 and its results of operations and comprehensive loss for the three and nine months ended September 30, 2018 and 2017 and its cash flows for the nine months ended September 30, 2018 and 2017. Certain information and note disclosures normally included in annual audited financial statements prepared in accordance with U.S. GAAP have been omitted. The financial data and the other financial information disclosed in these notes to the interim financial statements are also unaudited. The results of operations for any interim period are not necessarily indicative of the results to be expected for the entire year or for any other future annual or interim period. The balance sheet as of December 31, 2017 included herein was derived from the audited financial statements as of that date. These interim financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Prospectus that forms a part of the Company’s Registration Statement on Form S-1, which was filed with the Securities and Exchange Commission (the “SEC”) pursuant to Rule 424(b) on July 19, 2018.

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

The Company is subject to a number of risks similar to that of other early-stage biopharmaceutical companies, including, but not limited to, the need to obtain adequate additional funding, possible failure of current or future clinical trials, its reliance on third-parties to conduct its clinical trials, the need to obtain regulatory and marketing approvals for its product candidates, competitive developments, the need to successfully commercialize and gain market acceptance of the Company’s product candidates, its right to develop and commercialize its product candidates pursuant to the terms and conditions of the licenses granted to the Company, protection of proprietary technology, the ability to make milestone, royalty or other payments due under licensing agreements, and the need to secure and maintain adequate manufacturing arrangements with third-parties. If the Company does not successfully commercialize or partner its product candidates, it will be unable to generate product revenue or achieve profitability.

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents. Restricted cash as of September 30, 2018 represents $0.8 million in deposits restricted from withdrawal and held by a bank in the form of collateral for an irrevocable standby letter of credit held as security for the lease of the Company’s facility in Redwood City, California. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Company’s balance sheets and which, in aggregate, represent the amounts reported in the accompanying statements of cash flows (in thousands):

	September 30,	December 31,
	2018	2017
Cash and cash equivalents	$51,635	$85,207
Restricted cash in long term assets, deposit for lease facility	802	—
Total cash, cash equivalents and restricted cash	$52,437	$85,207

The Company had no restricted cash at September 30, 2017 and December 31, 2016.

Marketable Securities

The Company invests in marketable securities, primarily securities issued by the U.S. government and its agencies. Investments with contractual maturities greater than 90 days that mature less than one year from the balance sheet date are classified as short-term investments. Those investments with a contractual maturity date greater than one year are considered long-term investments. Unrealized gains and losses are excluded from earnings and are reported as a component of accumulated comprehensive income (loss). The cost of securities sold is determined using the specific-identification method. Interest earned and adjustments for the amortization of premiums and discounts on investments are included in interest income (expense), net, on the statements of operations and comprehensive loss. Realized gains and losses and declines in fair value judged to be other than temporary, if any, on investments in marketable securities are included in other expense, net, on the statements of operations and comprehensive loss.

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

Deferred Initial Public Offering Costs

Costs incurred in connection with the IPO primarily consist of direct incremental legal, printing and accounting fees. IPO costs are capitalized as incurred and will be offset against proceeds upon consummation of the offering. In the event the offering had been terminated or abandoned, deferred IPO costs would have been expensed in the period such determination had been made. As of December 31, 2017, there was $0.2 million of deferred IPO costs included in other long-term assets on the Company’s balance sheets.  There were no deferred IPO costs at September 30, 2018.

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

Term Loan Financing Costs

During the three months and nine months ended September 30, 2017, the Company recognized noncash interest expense of $25,000 and $76,000, respectively, related to its then outstanding debt facility.  Noncash interest included the amortization and accretion of various costs incurred in connection with the issuance of the associated debt instruments and calculated using the effective interest rate method over the expected term of the debt. In December 2017, the Company repaid all outstanding debt. Noncash interest expense is included in interest income (expense), net, within the Company’s statements of operations and comprehensive loss.

Research and Development Expense

Research and development costs are expensed as incurred. Research and development costs include, among others, consulting costs, salaries, benefits, travel, stock-based compensation, laboratory supplies and other non-capital equipment utilized for in-house research, allocation of facilities and overhead costs and external costs paid to third-parties that conduct research and development activities on the Company’s behalf. Amounts incurred in connection with license agreements are also included in research and development expense.

Advance payments for goods or services to be rendered in the future for use in research and development activities are deferred and included in prepaid expenses and other current assets. The deferred amounts are expensed as the related goods are delivered or the services are performed.

Accrued Research and Development Costs

Service agreements with contract research organizations (“CROs”) and contract development and manufacturing organizations (“CDMOs”) comprise a significant component of the Company’s research and development activities. External costs for CROs and CDMOs are recognized as the services are incurred. The Company accrues for expenses resulting from obligations under agreements with its third-parties for which the timing of payments does not match the periods over which the materials or services are provided to the Company. Accruals are recorded based on estimates of services received and efforts expended pursuant to agreements established with CROs, CDMOs and other outside service providers. These estimates are typically based on contracted amounts applied to the proportion of work performed and determined through analysis with internal personnel and external service providers as to the progress or stage of completion of the services.

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

Convertible Debt Features

Beneficial conversion features embedded within the Company’s convertible debt instruments are recognized at their intrinsic value at the commitment date. Intrinsic value is calculated as the difference between the effective conversion price and the fair value of the preferred stock into which the debt is convertible, multiplied by the number of shares of preferred stock into which the debt is convertible. The Company allocates a portion of the proceeds from issuance of the convertible debt to the beneficial conversion feature as a reduction to the carrying value of the debt, with the offset to additional paid-in capital. The resulting debt discount is amortized to interest expense through the stated maturity date of the convertible debt instrument using the effective interest method. Conversion of the debt to convertible preferred stock is accounted for as an extinguishment. Upon conversion, all unamortized discounts at the conversion date are recognized immediately as interest expense. The Company then allocates a portion of the reacquisition price to the repurchase of the beneficial conversion feature, as calculated by the intrinsic value of the conversion option at the extinguishment date. The residual amount, if any, is allocated to the convertible debt instrument. The gain or loss on extinguishment of the convertible debt instrument is measured as the difference between the retired debt’s reacquisition price and carrying amount prior to extinguishment. Gains or losses resulting from convertible debt instruments issued to related parties are classified as capital contributions or distributions.

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

Income Taxes

In December 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law. The Tax Act, among other changes, lowers the Company’s federal tax rate from 34% to 21%. Based on provisions of the Tax Act, the Company remeasured its deferred tax assets and liabilities as of December 31, 2017 to reflect the lower statutory tax rate, however, since the Company established a full valuation allowance to offset its deferred tax assets, there was no impact to the effective tax rate. The deferred tax remeasurement is provisional and is subject to revision as the Company completes its analysis of the Tax Act, collects and prepares necessary data and interprets any additional guidance issued by standard-setting bodies. As of September 30, 2018, the Company has not yet completed its accounting for all the tax effects of the Tax Act. Detailed analyses of the Company’s deferred tax assets and liabilities will be required through the measurement period ending December 22, 2018 and may result in additional adjustments. Future adjustments, if any, are not expected to impact the Company’s results of operations due to its loss position and full valuation allowance.

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

Basic and diluted net loss per share was calculated as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Numerator:
Net loss	$(11,148)	$(5,920)	$(29,010)	$(15,668)
Denominator:
Weighted-average shares of common stock outstanding, basic and diluted	32,609	1,643	12,406	1,514
Net loss per share, basic and diluted	$(0.34)	$(3.60)	$(2.34)	$(10.35)

The following table sets forth the potentially dilutive securities that have been excluded from the calculation of diluted net loss per share due to their anti-dilutive effect for the periods indicated (in thousands):

	Three and Nine Months Ended
	September 30,
	2018	2017
Series A convertible preferred stock	—	20,866
Options to purchase common stock	6,779	4,579
Warrants to purchase common stock	—	48
Unvested restricted common stock	62	119
Shares issuable under 2018 Employee Stock Purchase Plan	12	—
Total	6,853	25,612

Recent Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. This ASU eliminates, modifies and adds disclosure requirements for fair value measurements. The amendments in this ASU are effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating the effects of this ASU on its financial statements and related disclosures.

In August 2018, the SEC adopted amendments to certain disclosure requirements in the Securities Act Release No. 33-10532, Disclosure Update and Simplification. Under the amendments, the Company must provide an analysis of changes in each caption of stockholders' equity presented in the balance sheet in a note or separate statement. The Company will adopt the amendments beginning with the first quarter of fiscal year 2019. The Company does not expect the adoption of this standard to have a material impact on its financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases. ASU 2016-02 will also require new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases. For public entities, ASU 2016-02 is effective for fiscal years beginning after December 15, 2018. Early adoption is permitted. In July 2018, the FASB issued ASU 2018-11, related to another transition method in lease accounting. If elected, the transition method allows entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company is evaluating the impact of the adoption of this standard on its financial statements but expects that it will have a material impact to its balance sheets from the recognition of right-of-use assets and corresponding lease liabilities related to its operating leases.

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

3. Fair Value Measurements

The Company measures and reports certain financial instruments as assets and liabilities at fair value on a recurring basis. The Company’s financial assets measured at fair value on a recurring basis were as follows (in thousands):

	September 30, 2018
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$11,059	$—	$—	$11,059
Reverse repurchase agreements (1)	—	38,500	—	38,500
Total cash equivalents	11,059	38,500	—	49,559
Marketable securities
U.S. treasuries	141,903	—	—	141,903
Total cash equivalents and marketable securities	$152,962	$38,500	$—	$191,462

(1)

The Company, as part of its cash management strategy, may invest in reverse repurchase agreements. Such reverse repurchase agreements are tri-party repurchase agreements and have maturities of three months or less at the time of investment and are collateralized by U.S. treasury and agency securities at 102% of the principal amount. In a tri-party repurchase agreement, a third-party custodian bank functions as an independent intermediary to facilitate transfer of cash and holding the collateral on behalf of the underlying investor for the term of the agreement thereby minimizing risk and exposure to both parties. The reverse repurchase agreements are included within cash equivalents due to their high liquidity and relatively low risk.

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$82,526	$—	$—	$82,526
Total cash equivalents	$82,526	$—	$—	$82,526

The Company evaluates transfers between levels at the end of each reporting period. There were no transfers of assets or liabilities between levels during the three and nine months ended September 30, 2018 and 2017.

4. Marketable Securities

All marketable securities were considered available-for-sale at September 30, 2018. The amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s marketable securities by major security type at September 30, 2018 are summarized in the table below (in thousands):

	September 30, 2018
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Short-term marketable securities
U.S. treasuries	$141,936	$—	$(33)	$141,903
Total short-term marketable securities	$141,936	$—	$(33)	$141,903

The Company had no other-than-temporary impairments on its marketable securities during the three and nine months ended September 30, 2018. The Company has the intent and ability to hold all marketable securities until their maturities.

The Company held no marketable securities at December 31, 2017.

5. Balance Sheet Components and Supplemental Disclosures

Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	September 30,	December 31,
	2018	2017
Laboratory equipment	$2,878	$949
Furniture and office equipment	1,539	—
Leasehold improvements	55	55
Construction in progress	3,893	—
	8,365	1,004
Less accumulated depreciation	(741)	(559)
Property and equipment, net	$7,624	$445

Depreciation and amortization expense for the three months ended September 30, 2018 and 2017 was $63,000 and $62,000, respectively. Depreciation and amortization expense for the nine months ended September 30, 2018 and 2017 was $183,000 and $175,000, respectively.

Construction in progress represents direct costs related to the construction of leasehold improvements and assembly of new laboratory equipment associated with the Company’s new Redwood City facility. Costs of assets under construction are capitalized but are not depreciated until the construction is substantially complete and the assets being constructed are ready for their intended use. Depreciation is recorded using the straight-line method over the lesser of the lease term or the estimated useful lives of the leasehold improvements.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2018	2017
Accrued outside professional services	$1,461	$787
Accrued compensation	1,921	265
Other current liabilities	360	37
Total	$3,742	$1,089

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

The lease agreement entered into in January 2018 allows for a tenant improvement allowance of up to $1.4 million to be applied to the total cost of tenant improvements to the leased premises. Tenant improvement allowances received are recorded as lease incentive obligations included in accrued expenses and other current liabilities and other long-term liabilities on the Company’s balance sheets and are amortized to rent expense over the term of the lease. As of September 30, 2018, lease incentive obligations totaled $1.3 million.

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

Future minimum lease payments required under operating leases are as follows (in thousands):

Fiscal Year Ending December 31,
2018 (remaining 3 months)	$105
2019	613
2020	1,233
2021	1,270
2022	1,308
Thereafter	9,652
Total minimum future lease payments	$14,181

In November 2015, the Company entered into a sublease agreement with a third-party for a portion of the Company’s facilities in San Carlos, California. The sublease has a month-to-month term and can be terminated by either party with a thirty-day written notice. Sublease payments owed are recorded as an offset to the Company’s rent expense.

Net rent expense was $0.4 million and $0.1 million for the three months ended September 30, 2018 and 2017, respectively. Net rent expense was $0.8 million and $0.4 million for the nine months ended September 30, 2018 and 2017, respectively.

Purchase Obligations

The Company has entered into contractual agreements with various research and development organizations and suppliers in the normal course of its business. All contracts are terminable, with varying provisions regarding termination. If a contract were to be terminated, the Company would only be obligated for the products or services that the Company had received through the time of termination as well as any non-cancelable minimum payments contractually agreed upon prior to the effective date of termination. In the case of terminating a clinical trial agreement with an investigational site conducting clinical activities on behalf of the Company, the Company would also be obligated to provide continued support for appropriate safety procedures through completion or termination of the associated study. At September 30, 2018, the Company had $6.3 million of non-cancelable purchase obligations under these agreements.

In-Licensing Agreements

The Company has entered into exclusive and non-exclusive, royalty bearing license agreements with third-parties for certain intellectual property. Under the terms of the license agreements, the Company is obligated to pay milestone payments upon the achievement of specified clinical, regulatory and commercial milestones. Actual amounts due under the license agreements will vary depending on factors including, but not limited to, the number of products developed and the Company’s ability to further develop and commercialize the licensed products. The Company is also subject to future royalty payments based on sales of the licensed products. In-licensing payments to third-parties for milestones are recognized as research and development expense in the period of achievement.

The Company recognized $0.3 million of milestone expense for the nine months ended September 30, 2018. The Company did not recognize any milestone expense during the three months ended September 30, 2018 and the three and nine months ended September 30, 2017. Milestone payments are not creditable against royalties. As of September 30, 2018, the Company has not incurred any royalty liabilities related to its license agreements, as product sales have not yet commenced.

Exclusive License Agreement with The Johns Hopkins University

In December 2013, the Company entered into a license agreement with The Johns Hopkins University (“JHU”) for a worldwide exclusive license to develop, use, manufacture and commercialize covered product candidates including AK001 and AK002, which was amended in September 30, 2016. Under the terms of the agreement, the Company has made upfront and milestone payments of $0.3 million through September 30, 2018 and may be required to make aggregate additional milestone payments of up to $4.0 million. The Company also issued 88,887 shares of common stock as consideration under the JHU license agreement. In addition to milestone payments, the Company is also subject to single-digit royalties to JHU based on future net sales of each licensed therapeutic product candidate by the Company and its affiliates and sublicensees, with up to a low six-digit dollar minimum annual royalty payment.

Non-exclusive License Agreement with BioWa Inc. and Lonza Sales AG

In October 2013, the Company entered into a tripartite agreement with BioWa Inc. (“BioWa”), and Lonza Sales AG (“Lonza”), for the non-exclusive worldwide license to develop and commercialize product candidates including AK002 that are manufactured using a technology jointly developed and owned by BioWa and Lonza. Under the terms of the agreement, the Company has made milestone payments of $0.4 million through September 30, 2018 and may be required to make aggregate additional milestone payments of up to $41.0 million. In addition to milestone payments, the Company is also subject to minimum annual commercial license fees of $40,000 per year to BioWa until such time as BioWa receives royalty payments, as well as low single-digit royalties to BioWa and to Lonza. Royalties are based on future net sales by the Company and its affiliates and sublicensees and vary dependent on Lonza’s participation as sole manufacturer for commercial production.

Indemnification Agreements

The Company has entered into indemnification agreements with certain directors and officers that require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. To date, no such matters have arisen and the Company does not believe that the outcome of any claims under indemnification arrangements will have a material adverse effect on its financial positions, results of operations or cash flows. Accordingly, the Company has not recorded a liability related to such indemnifications at September 30, 2018.

7. Convertible Promissory Notes Payable to Related Parties, Net

In August 2017, the Company entered into a note purchase agreement with existing investors as related parties to raise proceeds of up to $15.0 million via the issuance of convertible promissory notes (the “Notes”). The Notes bore interest at 6% per annum and were subject to automatic conversion upon a subsequent qualified financing event. Additional terms included within the note purchase agreement included an option at the election of the holder, upon maturity, to convert all outstanding principal and accrued interest into Series A convertible preferred stock at a fixed price per share, subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization. The Company determined this option represented a beneficial conversion feature (“BCF”) at the date of issuance as the fair value of the securities into which the Notes were convertible upon maturity was greater than the effective conversion price on the date of issuance.

During the nine months ended September 30, 2017, the Company recognized noncash interest expense of $0.5 million associated with the amortization of the discounts, issuance costs and BCF.

Benefit from Income Taxes Related to Intra-Period Tax Allocations

The BCF associated with the convertible promissory notes to related parties resulted in a temporary difference between the carrying amount and tax basis of the debt instruments. Upon issuance, the Company recognized the temporary difference as a deferred tax liability of $1.0 million with an offsetting adjustment to additional paid in capital. Recognition of the deferred tax liability resulted in a reduction to the Company’s net deferred tax assets. Accordingly, the Company reduced its existing valuation allowance by $1.0 million and recognized a corresponding income tax benefit of $1.0 million in accordance with ASC 740-10, Accounting for Uncertainty in Income Taxes.

8. Stockholders’ Equity

As of September 30, 2018, the Company is authorized to issue a total of 220,000,000 shares of stock. Of these shares, 200,000,000 are designated as common stock and 20,000,000 are designated as preferred stock. There were 42,113,059 shares of common stock issued and outstanding at September 30, 2018.

Common stockholders are entitled to dividends if and when declared by the Board of Directors subject to the prior rights of preferred stockholders. As of September 30, 2018, no dividends on common stock had been declared by the Board of Directors.

Common Stock Warrant Exercises

During the three months ended September 30, 2018, warrants for the purchase of 47,616 shares of common stock were exercised by an accredited investor by net exercise, resulting in the Company’s issuance of 46,893 shares of common stock.

9. Stock-Based Compensation

Total stock-based compensation expense recognized is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Research and development	$446	$41	$781	$110
General and administrative	533	70	1,250	156
Total	$979	$111	$2,031	$266

No income tax benefits for stock-based compensation expense have been recognized for the three and nine months ended September 30, 2018 and 2017 as a result of the Company’s full valuation allowance applied to net deferred tax assets and net operating loss carryforwards.

Equity Incentive Plans

In July 2018, the Board of Directors adopted the 2018 Equity Incentive Plan (the “2018 Plan”). The 2018 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units, stock appreciation rights and other stock-based awards. The Company initially reserved 4,000,000 shares of common stock for issuance under the 2018 Plan. The number of shares of common stock that may be issued under the 2018 Plan will automatically increase on each January 1, beginning with the fiscal year ending December 31, 2019, equal to the least of (i) 5,000,000 shares, (ii) 5% of the outstanding shares of common stock as of the last day of the preceding fiscal year and (iii) such other amount as the Board of Directors may determine.

Following the IPO and upon the effectiveness of the 2018 Plan, the 2012 Equity Incentive Plan, as amended, (the “2012 Plan”), terminated and no further awards will be granted thereunder. All outstanding awards under the 2012 Plan will continue to be governed by their existing terms. Any shares subject to awards granted under the 2012 Plan that, on or after the termination of the 2012 Plan, expire or terminate and shares previously issued pursuant to awards granted under the 2012 Plan that, on or after the termination of the 2012 Plan, are forfeited or repurchased by the Company will be transferred into the 2018 Plan. As of September 30, 2018, the maximum number of shares that may be added to the 2018 Plan pursuant to the preceding clause is 6,592,658 shares.

Prior to its termination, the 2012 Plan provided for the grant of stock options, stock appreciation rights, restricted stock and restricted stock units to employees, directors and consultants. Stock options granted under the 2012 Plan generally vest over four years and expire no more than 10 years from the date of grant.

The following weighted-average assumptions were used to calculate the fair value of stock-based awards granted to employees and directors during the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Risk-free interest rate	2.77%	*	2.68%	1.78%
Expected volatility	69.68%	*	75.68%	78.00%
Expected dividend yield	—	*	—	—
Expected term (in years)	5.94	*	5.98	6.04
*	There were no grants of stock options during the three months ended September 30, 2017.

The Company’s stock option activity is summarized as follows (number of shares in thousands):

		Weighted-
		Average
	Options	Exercise
	Outstanding	Price
Balance at December 31, 2017	4,884	$0.67
Granted	2,649	$7.50
Exercised	(527)	$0.65
Forfeited	(227)	$0.64
Balance at September 30, 2018	6,779	$3.34
Options exercisable	3,401	$0.84
Options vested and expected to vest	6,741	$3.33

During the three and nine months ended September 30, 2018 and 2017, the Company did not grant any stock options with performance-based or market-based vesting conditions, nor did the Company grant any stock options to non-employees in exchange for services.

As of September 30, 2018, total unrecognized stock-based compensation expense relating to unvested stock options was $12.5 million. This amount is expected to be recognized over a weighted-average period of 3.4 years.

2018 Employee Stock Purchase Plan

In July 2018, the Company’s Board of Directors and stockholders approved the 2018 Employee Stock Purchase Plan (the “2018 ESPP”). There are 500,000 shares of common stock initially reserved for issuance under the 2018 ESPP. The number of shares of common stock that may be issued under the 2018 ESPP will automatically increase on each January 1, beginning with the fiscal year ending December 31, 2019, equal to the least of (i) 1,000,000 shares, (ii) 1% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year and (iii) such other amount determined by the 2018 ESPP administrator. Under the 2018 ESPP, employees may purchase shares of the Company’s common stock at a price per share equal to 85% of the lower of the fair market value of the common stock on the first trading day of the offering period or on the exercise date. The 2018 ESPP provides for consecutive, overlapping 24-month offering periods, each of which will include purchase periods. The first offering period commenced on July 18, 2018 and will end on the first trading day on or before August 15, 2020. The second offering period will commence on the first trading day on or after February 15, 2019. During the three and nine months ended September 30, 2018, stock-based compensation related to the 2018 ESPP was $85,000.

10. Defined Contribution Plans

In July 2013, the Company established a Savings Incentive Match Plan (the “SIMPLE IRA plan”) for its employees, allowing for both employee and employer contributions for those employees who meet defined minimum age and service requirements. The SIMPLE IRA plan allows participants to defer a portion of their annual compensation on a pretax basis. During the three and nine months ended September 30, 2017, the Company made contributions to the SIMPLE IRA plan of $24,000 and $75,000, respectively.

In January 2018, the Company terminated and replaced the SIMPLE IRA with a defined contribution plan under Section 401(k) of the Internal Revenue Code (the “401(k) plan”). The 401(k) plan covers all employees who meet defined minimum age and service requirements. Employee contributions are voluntary and are determined on an individual basis, limited to the maximum amount allowable under U.S. federal tax regulations. The Company makes matching contributions of up to 4% of the eligible employees’ compensation to the 401(k) plan. During the three and nine months ended September 30, 2018, the Company made contributions to the 401(k) plan of $58,000 and $176,000, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and the other financial information appearing elsewhere in this Quarterly Report on Form 10-Q. These statements generally relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The following discussion and analysis contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Our actual results and the timing of events may differ materially from those discussed in our forward-looking statements as a result of various factors, including those discussed below and those discussed in the section entitled “Risk Factors” included in this Quarterly Report on Form 10-Q.

Forward-looking statements include, but are not limited to, statements about:

•	the impact that the adoption of new accounting pronouncements will have on our financial statements;
•	the ability of our clinical trials to demonstrate safety and efficacy of our product candidates, and other positive results;
•	the timing and focus of our future clinical trials, and the reporting of data from those trials;
•	our plans relating to commercializing AK002, if approved, including the geographic areas of focus and sales strategy;
•	the size of the market opportunity for AK002 in each of the diseases we are targeting;
•

the number of diseases represented in the patient population enrolled in our clinical trials, and our ability to evaluate response to treatment of AK002 in diseases other than the primary indication in our clinical trials;

•	our estimates of the number of patients in the United States who suffer from the diseases we are targeting and the number of patients that will enroll in our clinical trials;
•	the beneficial characteristics, safety, efficacy and therapeutic effects of AK002;
•

the timing or likelihood of regulatory filings and approvals, including our expectation to seek special designations, such as orphan drug designation, for AK002 or our other product candidates for various diseases;

•	our ability to obtain and maintain regulatory approval of AK002 or our other product candidates;
•	our plans relating to the further development of AK002 and our other product candidates;
•	existing regulations and regulatory developments in the United States and other jurisdictions;
•	our plans and ability to obtain or protect intellectual property rights, including extensions of existing patent terms where available;
•

our continued reliance on third-parties to conduct additional clinical trials of AK002 and our other product candidates, and for the manufacture of our product candidates for preclinical studies and clinical trials;

•	the need to hire additional personnel and our ability to attract and retain such personnel;
•	the accuracy of our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
•	our financial performance;
•	the sufficiency of our existing cash and cash equivalents to fund our future operating expenses and capital expenditure requirements;
•	our expectations regarding the period during which we will qualify as an emerging growth company under the JOBS Act; and
•	our anticipated use of the proceeds from our initial public offering and the concurrent private placement.

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

Since our inception in 2012, we have devoted substantially all of our resources and efforts towards the research and development of our product candidates. We initially began developing two product candidates, AK001 and AK002, both of which are monoclonal antibodies targeting Siglec-8. These compounds entered clinical trials in 2015 and 2016, respectively. Due to the greater activity of AK002, we decided to focus our development efforts on AK002 and discontinued the development of AK001 in 2017. We have no current plans to continue development of AK001 at this time but may choose to do so in the future. In addition to activities conducted internally at our facilities, we have utilized significant financial resources to engage contractors, consultants and other third-parties to conduct various preclinical and clinical development activities on our behalf.

To date, we have not had any products approved for sale and have not generated any revenue nor been profitable. Further, we do not expect to generate revenue from product sales until such time, if ever, that we are able to successfully complete the development and obtain marketing approval for one of our product candidates. We will continue to require additional capital to develop our product candidates and fund operations for the foreseeable future. We have incurred significant operating losses to date and expect to incur significant operating losses for the foreseeable future. Our net losses were $29.0 million and $15.7 million for the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, we had an accumulated deficit of $89.6 million.

Our operations have been financed primarily through the private placements of convertible debt instruments and convertible preferred stock. These private placements provided gross proceeds of $146.9 million. We also had a debt facility with Silicon Valley Bank (“SVB”) for an aggregate of $5.0 million, which was fully repaid and terminated during 2017. As of September 30, 2018, we had cash, cash equivalents and marketable securities of $193.5 million, which, together with the net proceeds from our initial public offering and the concurrent private placement in July 2018, we believe will be sufficient to fund our planned operations for at least the next 12 months.

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

•	costs incurred under exclusive and non-exclusive license agreements with third-parties; and
•	allocated facility and other costs including the rent and maintenance of our facilities, insurance premiums, depreciation of shared-use leasehold improvements and general office supplies.

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

The successful development of our product candidates is highly uncertain. Accordingly, it is difficult to estimate the nature, timing and extent of costs necessary to complete the remainder of the development of our product candidates. We are also unable to predict when, if ever, we will be able to generate revenue from our product candidates. This is due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty surrounding:

•	demonstrating sufficient safety and tolerability profiles of product candidates;
•	successful enrollment and completion of clinical trials;
•	requisite clearance and approvals from applicable regulatory authorities;
•	establishing and maintaining commercial manufacturing capabilities with CDMOs;
•	obtaining and maintaining protection of intellectual property; and
•	commercializing product candidates, if and when approved, alone or in collaboration with third-parties.

A change pertaining to any of these variables would significantly impact the timing and extent of costs incurred with respect to the development and commercialization of our product candidates.

External costs incurred from third-party CROs and CDMOs have comprised a significant portion of our research and development expenses since inception. We track external CRO and CDMO costs on a program-by-program basis following the advancement of a product candidate into clinical development. To date, we have advanced two product candidates, AK001 and AK002, into clinical development, although we discontinued the development of AK001 in 2017. Residual costs related to AK001 incurred after discontinuation in 2017 are primarily related to the winding down of historically contracted research and development activities and as such, we do not anticipate incurring significant expenses related to AK001 development in future periods. Consulting and personnel-related costs, laboratory supplies and non-capital equipment utilized in the conduct of in-house research, in-licensing fees and general overhead, are not tracked on a program-by-program basis, nor are they allocated, as they commonly benefit projects in our pipeline or span multiple programs.

The following table summarizes our research and development expenses for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
AK002 contract research and development	$3,875	$2,359	$8,560	$3,720
AK001 contract research and development	50	587	908	3,404
Consulting and personnel-related costs	3,413	1,512	9,188	3,894
Other unallocated research and development costs	1,368	875	3,600	2,437
Total	$8,706	$5,333	$22,256	$13,455

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

Other Expense, Net

Other expense, net, primarily consists of charges related to the extinguishment of our historical debt facility with SVB, as well as amounts realized from gains and losses related to fluctuations in foreign currencies.

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

We recognized $0.3 million of milestone expense for the nine months ended September 30, 2018. We did not recognize any milestone expense during the three months ended September 30, 2018 and the three and nine months ended September 30, 2017. Milestone payments are not creditable against royalties. As of September 30, 2018, we have not incurred any royalty liabilities related to our license agreements, as product sales have not yet commenced.

Exclusive License Agreement with The Johns Hopkins University

In December 2013, we entered into a license agreement with The Johns Hopkins University, (“JHU”) for a worldwide exclusive license to develop, use, manufacture and commercialize covered product candidates including AK001 and AK002, which was amended in September 30, 2016. Under the terms of the agreement, we have made upfront and milestone payments of $0.3 million through September 30, 2018 and we may be required to make aggregate additional milestone payments of up to $4.0 million. We also issued 88,887 shares of common stock as consideration under the JHU license agreement. In addition to milestone payments, we are also subject to single-digit royalties to JHU based on future net sales of each licensed therapeutic product candidate by us and our affiliates and sublicensees, with up to a low six-digit dollar minimum annual royalty payment.

Non-exclusive License Agreement with BioWa Inc. and Lonza Sales AG

In October 2013, we entered into a tripartite agreement with BioWa Inc. (“BioWa”), and Lonza Sales AG (“Lonza”), for the non-exclusive worldwide license to develop and commercialize product candidates including AK002 that are manufactured using a technology jointly developed and owned by BioWa and Lonza. Under the terms of the agreement, we have made milestone payments of $0.4 million through September 30, 2018 and we may be required to make aggregate additional milestone payments of up to $41.0 million. In addition to milestone payments, we are also subject to minimum annual commercial license fees of $40,000 per year to BioWa until such time as BioWa receives royalty payments, as well as low single-digit royalties to BioWa and to Lonza. Royalties are based on future net sales by us and our affiliates and sublicensees and vary dependent on Lonza’s participation as sole manufacturer for commercial production.

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

On an ongoing basis, we evaluate our judgments and estimates in light of changes in circumstances, facts and experience. During the nine months ended September 30, 2018, there have been no material changes to our critical accounting policies and estimates as disclosed in our Prospectus.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2018 and 2017

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended September 30,
	2018	2017
Operating expenses
Research and development	$8,706	$5,333
General and administrative	3,269	900
Total operating expenses	11,975	6,233
Loss from operations	(11,975)	(6,233)
Interest income (expense), net	836	(579)
Other expense, net	(9)	(74)
Loss before benefit from income taxes	(11,148)	(6,886)
Benefit from income taxes	—	(966)
Net loss	(11,148)	(5,920)
Unrealized loss on marketable securities, net of tax	(36)	—
Net loss and comprehensive loss	$(11,184)	$(5,920)

Research and Development Expenses

Research and development expenses were $8.7 million for the three months ended September 30, 2018 compared to $5.3 million for the three months ended September 30, 2017, an increase of $3.4 million. The increase in research and development expenses was attributable to an additional $1.9 million in consulting and personnel-related costs resulting primarily from our increased employee headcount, $1.5 million of incremental AK002 contract research and development costs attributable to the expansion of our clinical development efforts including our Phase 2 trial in patients with CU and our Phase 1 trial in patients with SAC, and an increase of $0.5 million in other unallocated research and development costs primarily related to the conduct of in-house research, including activities supporting the continued development of antibodies in our pipeline. The increases were partially offset by a period-over-period decrease of $0.5 million in AK001 contract research and development costs as a result of our discontinuation of AK001 development efforts during 2017. Residual costs incurred during the three months ended September 30, 2018 were related to the winding down of historically contracted research and development activities.

General and Administrative Expenses

General and administrative expenses were $3.3 million for the three months ended September 30, 2018 compared to $0.9 million for the three months ended September 30, 2017, an increase of $2.4 million. The increase in general and administrative expenses was primarily attributable to an additional $1.1 million in personnel-related costs as a result of our increase in employee headcount, as well as $0.7 million of incremental expense incurred from outside professional service providers for legal, information technology, and investor relations activities associated with our July 2018 IPO.  Additionally, we incurred incremental facilities and other administrative costs of $0.5 million not otherwise included in research and development expenses.

Interest Income (Expense), Net

Interest income (expense), net, was $0.8 million for the three months ended September 30, 2018 compared to ($0.6) million for the three months ended September 30, 2017. The period-over-period change was attributable to increased interest income of $0.8 million earned on capital raised by our Series B preferred stock financing and IPO in November 2017 and July 2018, respectively, along with decreased interest expense of $0.6 million resulting from the repayment and termination of our historical debt facility during the year ended December 31, 2017.

Benefit from Income Taxes

There was no benefit from income taxes during the three months ended September 30, 2018.

Benefit from income taxes was $1.0 million for the three months ended September 30, 2017, which was solely attributable to the intra-period tax accounting effect related to a beneficial conversion feature associated with our convertible promissory notes payable to related parties.

Comparison of the Nine Months Ended September 30, 2018 and 2017

The following table summarizes our results of operations for the periods indicated (in thousands):

	Nine Months Ended September 30, 2018
	2018	2017
Operating expenses
Research and development	$22,256	$13,455
General and administrative	7,952	2,353
Total operating expenses	30,208	15,808
Loss from operations	(30,208)	(15,808)
Interest income (expense), net	1,352	(716)
Other expense, net	(154)	(110)
Loss before benefit from income taxes	(29,010)	(16,634)
Benefit from income taxes	—	(966)
Net loss	(29,010)	(15,668)
Unrealized loss on marketable securities, net of tax	(33)	—
Comprehensive loss	$(29,043)	$(15,668)

Research and Development Expenses

Research and development expenses were $22.3 million for the nine months ended September 30, 2018 compared to $13.5 million for the nine months ended September 30, 2017, an increase of $8.8 million. The increase in research and development expenses was attributable to an additional $5.3 million in consulting and personnel-related costs resulting primarily from our increased employee headcount, $4.8 million of incremental AK002 contract research and development costs attributable to the expansion of our clinical development efforts including our Phase 2 trial in patients with CU and our Phase 1 trial in patients with SAC, and an increase of $1.2 million in other unallocated research and development costs related to the conduct of in-house research, including activities supporting the continued development of antibodies in our pipeline. The increases were partially offset by a period-over-period decrease of $2.5 million in AK001 contract research and development costs as a result of our discontinuation of AK001 development efforts during 2017. Residual costs incurred during the nine months ended September 30, 2018 were related to the winding down of historically contracted research and development activities.

General and Administrative Expenses

General and administrative expenses were $8.0 million for the nine months ended September 30, 2018 compared to $2.4 million for the nine months ended September 30, 2017, an increase of $5.6 million. The increase in general and administrative expenses was primarily attributable to an additional $3.0 million in personnel-related costs as a result of our increase in employee headcount, as well as $1.8 million of incremental expense incurred from outside professional service providers for legal, audit and tax, information technology, and investor relations activities associated with our 2018 IPO.  Additionally, we incurred incremental facilities and other administrative costs of $0.8 million not otherwise included in research and development expenses.

Interest Income (Expense), Net

Interest income (expense), net, was $1.4 million for the nine months ended September 30, 2018 compared to ($0.7) million for the nine months ended September 30, 2017. The period-over-period change was attributable to increased interest income of $1.3 million primarily earned on capital raised by our Series B preferred stock financing and IPO in November 2017 and July 2018, respectively, along with decreased interest expense of $0.8 million resulting from the repayment and termination of our historical debt facility during the year ended December 31, 2017.

Benefit from Income Taxes

There was no benefit from income taxes during the nine months ended September 30, 2018.

Benefit from income taxes was $1.0 million for the nine months ended September 30, 2017, which was solely attributable to the intra-period tax accounting effect related to a beneficial conversion feature associated with our convertible promissory notes payable to related parties.

Liquidity and Capital Resources

Sources of Liquidity

We are a clinical stage biotechnology company with a limited operating history, and due to our significant research and development expenditures, we have generated net losses since our inception. Through September 30, 2018, we have financed our operations primarily through private placements of convertible preferred stock. These private placements provided gross proceeds of $146.9 million. We also had a debt facility with SVB, for an aggregate of $5.0 million, which was fully repaid and terminated during 2017. As of September 30, 2018, we had cash, cash equivalents and marketable securities of $193.5 million.

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

Summary Cash Flows

Comparison of the Nine Months Ended September 30, 2018 and 2017

The following table summarizes the primary sources and uses of our cash, cash equivalents, and restricted cash for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2018	2017
Net cash used in operating activities	$(25,801)	$(15,050)
Net cash used in investing activities	(145,717)	(251)
Net cash provided by financing activities	138,748	7,523
Net decrease in cash, cash equivalents and restricted cash	$(32,770)	$(7,778)

Cash Used in Operating Activities

Net cash used in operating activities was $25.8 million for the nine months ended September 30, 2018, which was primarily attributable to our net loss of $29.0 million adjusted for net noncash charges of $1.5 million and net changes in operating assets and liabilities of $1.7 million.  Noncash charges included $2.0 million in stock-based compensation expense and $0.2 million in depreciation and amortization expense, partially offset by $0.6 million in net amortization of premiums and discounts on marketable securities and $0.1 million in accretion of our tenant improvement allowance.

Net cash used in operating activities was $15.1 million for the nine months ended September 30, 2017, which was primarily attributable to our net loss of $9.7 million adjusted for net changes in our operating assets and liabilities of $0.6 million. Noncash adjustments during the nine months ended September 30, 2017 included a $1.0 million benefit from income taxes associated with convertible promissory notes payable to related parties, offset by $0.4 million in amortization of the related beneficial conversion feature. Other noncash adjustments included $0.3 million in stock-based compensation expense, $0.2 million in depreciation and amortization expense and $0.1 million of noncash interest expense related to our historical debt facility that was repaid and terminated during the year ended December 31, 2017.

Cash Used in Investing Activities

Net cash used in investing activities was $145.7 million for the nine months ended September 30, 2018, which consisted of $159.5 million for the purchases of marketable securities and $4.3 million for the purchases of property and equipment, partially offset by $18.0 million for maturities of marketable securities.

Net cash used in investing activities was $0.3 million for the nine months ended September 30, 2017 related to the purchases of property and equipment.

Cash Provided by Financing Activities

Net cash provided by financing activities was $138.7 million for the nine months ended September 30, 2018, which consisted primarily of $138.4 million in proceeds from the issuance of common stock and $0.3 million in proceeds received from employees for the exercise of stock options.

Net cash provided by financing activities was $7.5 million for the nine months ended September 30, 2017, which consisted of $7.4 million from the issuance of convertible promissory notes to related parties, net of issuance costs and $0.1 million in proceeds received from employees for the exercise of stock options, net of repurchases.

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

Contractual Obligations and Commitments

Our contractual obligations and commitments relate primarily to our operating leases and non-cancelable purchase obligations under agreements with various research and development organizations and suppliers in the ordinary course of business. See Note 6, Commitments and Contingencies, to our financial statements for further information.

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

Foreign Currency Sensitivity

Our primary operations are transacted in U.S. Dollars, however, certain service agreements with third-parties are denominated in currencies other than the U.S. Dollar, primarily the British Pound and Euro. As such, we are subject to foreign exchange risk and therefore, fluctuations in the value of the U.S. Dollar against the British Pound and Euro may impact the amounts reported for expenses and obligations incurred under such agreements. We do not currently engage in any hedging activity to reduce our potential exposure to currency fluctuations, although we may choose to do so in the future. A hypothetical 10% change in foreign exchange rates during any of the periods presented would not have had a material impact on our financial condition or results of operations.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. As of September 30, 2018, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are an early clinical stage biopharmaceutical company with a limited operating history. We were incorporated and commenced operations in 2012, have no products approved for commercial sale and have not generated any revenue. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, identifying and developing potential product candidates, conducting preclinical and clinical studies of our product candidates, including Phase 1 and Phase 2 clinical trials of AK002, our lead compound. All of our product candidates currently under development, other than AK002, are in preclinical development. We have not yet demonstrated our ability to successfully complete any large-scale, pivotal clinical trials, obtain marketing approvals, manufacture a commercial-scale drug or arrange for a third-party to do so on our behalf or conduct sales and marketing activities. As a result, it may be more difficult for you to accurately predict our future success or viability than it could be if we had a longer operating history.

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

We have incurred net losses in each reporting period since our inception, have not generated any revenue to date and have financed our operations principally through the sale and issuance of common stock and preferred stock. Our net loss was $23.6 million for the year ended December 31, 2017 and $29.0 million for the nine months ended September 30, 2018. As of September 30, 2018, we had an accumulated deficit of $89.6 million. We have devoted substantially all of our resources and efforts to research and development. Our lead compound, AK002, is in clinical development, and our other product candidates are in preclinical development. As a result, we expect that it will be several years, if ever, before we generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to develop and market additional potential products.

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
•

developing an efficient and scalable manufacturing process for AK002 and any future product candidates, including establishing and maintaining commercially viable supply and manufacturing relationships with third-parties to obtain finished products that are appropriately packaged for sale;

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

As of September 30, 2018, we had $193.5 million in cash, cash equivalents and marketable securities, which includes proceeds from our initial public offering (“IPO”) and concurrent private placement that we completed on July 23, 2018. We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements through at least the next 12 months. Our estimate as to how long we expect our existing cash, cash equivalents and marketable securities to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

We plan to use our existing cash, cash equivalents and marketable securities to fund our development of AK002 and for other research and development activities, working capital and other general corporate purposes. This may include additional research, hiring additional personnel, capital expenditures and the costs of operating as a public company. Advancing the development of AK002 and any other product candidates will require a significant amount of capital. Our existing cash, cash equivalents and marketable securities will not be sufficient to fund all of the actions that are necessary to complete the development of AK002 or any of our other product candidates. We will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources, which may dilute our stockholders or restrict our operating activities. We do not have any committed external source of funds. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.

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

Applications for our product candidates could fail to receive regulatory approval in an initial or subsequent indication for many reasons, including but not limited to the following:

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

•	the potential and perceived advantages of product candidates over alternative treatments;
•	the cost of treatment in relation to alternative treatments;
•	the availability of coverage and adequate reimbursement and pricing by third-parties and government authorities;
•	relative convenience and ease of administration;
•	the effectiveness of sales and marketing efforts;
•	unfavorable publicity relating to the product candidate; and
•	the approval of other new therapies for the same indications.

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

Any regulatory approvals that we may receive for our product candidates will require surveillance to monitor the safety and efficacy of the product candidate, may contain significant limitations related to use restrictions for specified age groups, warnings, precautions or contraindications, and may include burdensome post-approval study or risk management requirements. For example, the FDA may require a REMS in order to approve our product candidates, which could entail requirements for a medication guide, physician communication plans or additional elements, such as boxed warning on the packaging, to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or foreign regulatory authorities approve our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for our product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with current good manufacturing practices (“cGMPs”) and good clinical practices (“GCPs”), for any clinical trials that we conduct post-approval. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP regulations and standards. If we or a regulatory agency discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facilities where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing. In addition, failure to comply with FDA and foreign regulatory requirements may, either before or after product approval, if any, subject our company to administrative or judicially imposed sanctions, including:

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

Efforts to ensure that our current and future business arrangements with third-parties will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant penalties, including civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in government funded healthcare programs, such as Medicare and Medicaid, contractual damages, reputational harm, diminished profits and future earnings and the curtailment or restructuring of our operations. Defending against any such actions can be costly, time-consuming and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired. Further, if any of the physicians or other healthcare providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.

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

We are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. Our operations involve the use of hazardous and flammable materials, including chemicals and biological materials. Our operations also produce hazardous waste products. We generally contract with third-parties for the disposal of these materials and wastes. We cannot eliminate the risk of contamination or injury from these materials. In the event of contamination or injury resulting from our use of hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties.

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

If we are unable to establish sales or marketing capabilities or enter into agreements with third-parties to sell or market our product candidates, we may not be able to successfully sell or market our product candidates that obtain regulatory approval.

We currently do not have and have never had a marketing or sales team for the marketing, sales and distribution of any of our product candidates that may be able to obtain regulatory approval. In order to commercialize any product candidates, we must build marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third-parties to perform these services for each of the territories in which we may have approval to sell or market our product candidates. We may not be successful in accomplishing these required tasks.

Establishing an internal sales or marketing team with technical expertise and supporting distribution capabilities to commercialize our product candidates will be expensive and time-consuming, and will require significant attention of our executive officers to manage. Any failure or delay in the development of our internal sales, marketing and distribution capabilities could adversely impact the commercialization of any of our product candidates that we obtain approval to market, if we do not have arrangements in place with third-parties to provide such services on our behalf. Alternatively, if we choose to collaborate, either globally or on a territory-by-territory basis, with third-parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems, we will be required to negotiate and enter into arrangements with such third-parties relating to the proposed collaboration. If we are unable to enter into such arrangements when needed on acceptable terms, or at all, we may not be able to successfully commercialize any of our product candidates that receive regulatory approval or any such commercialization may experience delays or limitations. If we are unable to successfully commercialize our approved product candidates, either on our own or through collaborations with one or more third-parties, our future product revenue will suffer and we may incur significant additional losses.

In order to successfully implement our plans and strategies, we will need to grow the size of our organization, and we may experience difficulties in managing this growth.

At September 30, 2018, we had 51 full-time employees, including 37 employees engaged in research and development. In order to successfully implement our development and commercialization plans and strategies, and as we transition into operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

•	identifying, recruiting, integrating, maintaining and motivating additional employees;
•

managing our internal development efforts effectively, including the clinical and FDA review process for AK002 and any other future product candidates, while complying with any contractual obligations to contractors and other third-parties we may have; and

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

We currently rely, and for the foreseeable future will continue to rely, in substantial part on certain independent organizations, advisors and consultants to provide certain services, including substantially all aspects of clinical management and manufacturing. We cannot assure you that the services of independent organizations, advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by third-party service providers is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain marketing approval of AK002 and any other future product candidates or otherwise advance our business. We cannot assure you that we will be able to manage our existing third-party service providers or find other competent outside contractors and consultants on economically reasonable terms, or at all.

If we are not able to effectively expand our organization by hiring new employees and/or engaging additional third-party service providers, we may not be able to successfully implement the tasks necessary to further develop and commercialize AK002 and any other future product candidates and, accordingly, may not achieve our research, development and commercialization goals.

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

Our success depends in significant part on our and our current or future licensors’ ability to establish, maintain and protect patents and other intellectual property rights and operate without infringing the intellectual property rights of others. We have filed numerous patent applications both in the United States and in foreign jurisdictions to obtain patent rights to inventions we have developed. We have also licensed from third-parties rights to patent portfolios. Some of these licenses give us the right to prepare, file and prosecute patent applications and maintain and enforce patents we have licensed, and other licenses may not give us such rights.

The patent prosecution process is expensive and time-consuming, and we and our current or future licensors may not be able to prepare, file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we or our current and future licensors will fail to identify patentable aspects of inventions made in the course of development and commercialization activities before it is too late to obtain patent protection on them. Moreover, in some circumstances, we may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering technology that we license from third-parties and are reliant on our current and future licensors. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business. If our current or future licensors fail to establish, maintain or protect such patents and other intellectual property rights, such rights may be reduced or eliminated. If our current and future licensors are not fully cooperative or disagree with us as to the prosecution, maintenance or enforcement of any patent rights, such patent rights could be compromised.

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

We cannot assure you that all of the potentially relevant prior art relating to our patents and patent applications has been found. If such prior art exists, it can invalidate a patent or prevent a patent from issuing from a pending patent application. Even if patents do successfully issue and even if such patents cover our product candidates, third-parties may initiate an opposition, interference, re-examination, post-grant review, inter partes review, nullification or derivation action in court or before patent offices, or similar proceedings challenging the validity, enforceability or scope of such patents, which may result in the patent claims being narrowed or invalidated. Our and our current or future licensors’ patent applications cannot be enforced against third-parties practicing the technology claimed in such applications unless and until a patent issues from such applications, and then only to the extent the issued claims cover the technology.

Because patent applications in the United States and most other countries are confidential for a period of time after filing, and some remain so until issued, we cannot be certain that we or our current and future licensors were the first to file any patent application related to a product candidate. Furthermore, if third-parties have filed such patent applications on or before March 15, 2013, an interference proceeding in the United States can be initiated by such third-parties to determine who was the first to invent any of the subject matter covered by the patent claims of our applications. If third-parties have filed such applications after March 15, 2013, a derivation proceeding in the United States can be initiated by such third-parties to determine whether our invention was derived from theirs. Even where we have a valid and enforceable patent, we may not be able to exclude others from practicing our invention where the other party can show that they used the invention in commerce before our filing date or the other party benefits from a compulsory license. In addition, patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. filing date. Various extensions may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering our product candidates are obtained, once the patent life has expired for a product, we may be open to competition from competitive medications, including biosimilar or generic medications. For example, some of the patents that we exclusively licensed from The Johns Hopkins University will expire in 2021, one of our owned patent families that claims one of the product candidates will expire in 2035 in the United States and similar patent applications are pending in foreign jurisdictions with a projected expiration date in 2034, at which time the underlying technology covered by such patents can be used by any third-party, including competitors. Although the patent term extensions under the Hatch-Waxman Act in the United States may be available to extend the patent term, we cannot provide any assurances that any such patent term extension will be obtained and, if so, for how long.

Due to the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours. We expect to seek extensions of patent terms where these are available in any countries where we are prosecuting patents. This includes in the United States under the Drug Price Competition and Patent Term Restoration Act of 1984, which permits a patent term extension of up to five years beyond the expiration of the patent. However, the applicable authorities, including the FDA and the U.S. Patent and Trademark Office (“USPTO”) in the United States, and any equivalent foreign regulatory authority, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. If this occurs, our competitors may take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case.

We may not be able to protect our intellectual property rights throughout the world.

Filing, prosecuting, enforcing and defending patents on product candidates in all countries throughout the world would be prohibitively expensive, and our or our current and future licensors’ intellectual property rights may not exist in some countries outside the United States or may be less extensive in some countries than in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we and our current and future licensors may not be able to prevent third-parties from practicing our and our current or future licensors’ inventions in all countries outside the United States, or from selling or importing products made using our and our current or future licensors’ inventions in and into the United States or other jurisdictions. Competitors may use our and our current or future licensors’ technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we and our current and future licensors have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our product candidates, and our and our current or future licensors’ patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection, particularly those relating to biotechnology, which could make it difficult for us and our current and future licensors to stop the infringement of our and our current or future licensors’ patents or marketing of competing products in violation of our and our current or future licensors’ proprietary rights generally. Proceedings to enforce our and our current or future licensors’ patent rights in foreign jurisdictions could result in substantial costs and divert our and our current or future licensors’ efforts and attention from other aspects of our business, could put our and our current or future licensors’ patents at risk of being invalidated or interpreted narrowly and our and our current or future licensors’ patent applications at risk of not issuing and could provoke third-parties to assert claims against us or our current and future licensors. We or our current and future licensors may not prevail in any lawsuits that we or our current and future licensors initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful.

Many countries have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third-parties. In addition, many countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of such patent. If we or our current and future licensors are forced to grant a license to third-parties with respect to any patents relevant to our business, our competitive position may be impaired, and our business, financial condition, results of operations and prospects may be adversely affected.

Changes in patent law could diminish the value of patents in general, thereby impairing our ability to protect our product candidates.

Obtaining and enforcing patents in the biopharmaceutical industry involves both technological and legal complexity and is therefore costly, time-consuming and inherently uncertain. Changes in either the patent laws or interpretation of the patent laws in the United States could increase the uncertainties and costs. Recent patent reform legislation in the United States and other countries, including the Leahy-Smith America Invents Act (“Leahy-Smith Act”), signed into law on September 16, 2011, could increase those uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted, redefine prior art and provide more efficient and cost-effective avenues for competitors to challenge the validity of patents. These include allowing third-party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO administered post-grant proceedings, including post-grant review, inter partes review and derivation proceedings. After March 15, 2013, under the Leahy-Smith Act, the United States transitioned to a first inventor to file system in which, assuming that the other statutory requirements are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third-party was the first to invent the claimed invention. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

We cannot assure you that competitors will not infringe our trademarks or that we will have adequate resources to enforce our trademarks. In addition, we do not own any registered trademarks for the mark “ALLAKOS.” We cannot assure you that any future trademark applications that we will file will be approved. During trademark registration proceedings, we may receive rejections and although we are given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, in proceedings before the USPTO and in proceedings before comparable agencies in many foreign jurisdictions, third-parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceeding may be filed against our trademarks and our trademarks may not survive such proceedings, which may force us to rebrand our name.

If we breach the license agreements related to our product candidates, we could lose the ability to continue the development and commercialization of our product candidates.

Our commercial success depends upon our ability, and the ability of our current and future licensors, to develop, manufacture, market and sell our product candidates and use our and our current or future licensors’ wholly-owned technologies without infringing the proprietary rights of third-parties. A third-party may hold intellectual property, including patent rights that are important or necessary to the development of our products. As a result, we are a party to a number of technology licenses that are important to our business. For example, we have obtained an exclusive license under certain intellectual property related to Siglec-8 from The Johns Hopkins University to develop certain products and a non-exclusive license from BioWa Inc. and Lonza Sales AG (“Lonza”) to develop and commercialize products manufactured in a particular mammalian host cell line. If we fail to comply with the obligations under these agreements, including payment and diligence terms, our current and future licensors may have the right to terminate these agreements, in which event we may not be able to develop, manufacture, market or sell any product that is covered by these agreements or may face other penalties under the agreements. Such an occurrence could adversely affect the value of the product candidate being developed under any such agreement. Termination of these agreements or reduction or elimination of our rights under these agreements may result in our having to negotiate new or reinstated agreements, which may not be available to us on equally favorable terms, or at all, or cause us to lose our rights under these agreements, including our rights to intellectual property or technology important to our development programs.

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

Third-parties may initiate legal proceedings against us alleging that we infringe their intellectual property rights or we may initiate legal proceedings against third-parties to challenge the validity or scope of intellectual property rights controlled by third-parties, the outcome of which would be uncertain and could have an adverse effect on the success of our business.

Third-parties may initiate legal proceedings against us or our current and future licensors alleging that we or our current and future licensors infringe their intellectual property rights, or we or our current and future licensors may initiate legal proceedings against third-parties to challenge the validity or scope of intellectual property rights controlled by third-parties, including in oppositions, interferences, reexaminations, inter partes reviews or derivation proceedings in the United States or other jurisdictions. These proceedings can be expensive and time-consuming, and many of our or our current and future licensors’ adversaries in these proceedings may have the ability to dedicate substantially greater resources to prosecuting these legal actions than we or our current and future licensors.

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

We may be subject to claims by third-parties asserting that our employees or we have misappropriated their intellectual property, or claiming ownership of what we regard as our own intellectual property.

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

If we fail in prosecuting or defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel or sustain damages. Such intellectual property rights could be awarded to a third-party, and we could be required to obtain a license from such third-party to commercialize our technology or products. Such a license may not be available on commercially reasonable terms or at all. Even if we successfully prosecute or defend against such claims, litigation could result in substantial costs and distract management.

Our inability to protect our confidential information and trade secrets would harm our business and competitive position.

In addition to seeking patents for some of our technology and products, we also rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. Trade secrets can be difficult to protect. We seek to protect these trade secrets, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, contract manufacturers, consultants, advisors and other third-parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants. Despite these efforts, any of the parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Misappropriation or unauthorized disclosure of our trade secrets could significantly affect our competitive position and may have a material adverse effect on our business. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. Some courts both within and outside the United States may be less willing or unwilling to protect trade secrets. Furthermore, trade secret protection does not prevent competitors from independently developing substantially equivalent information and techniques and we cannot guarantee that our competitors will not independently develop substantially equivalent information and techniques. If a competitor lawfully obtained or independently developed any of our trade secrets, we would have no right to prevent such competitor from using that technology or information to compete with us. Failure on our part to adequately protect our trade secrets and our confidential information would harm our business and our competitive position.

Risks Related to Our Dependence on Third-Parties

We rely on third-parties to conduct our clinical trials and those third-parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials, research and studies.

We do not have the ability to independently conduct our clinical trials. We currently rely on third-parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators, to conduct our clinical trials of AK002 and expect to continue to rely upon third-parties to conduct additional clinical trials of AK002 and our other product candidates. Third-parties have a significant role in the conduct of our clinical trials and the subsequent collection and analysis of data. These third-parties are not our employees, and except for remedies available to us under our agreements, we have limited ability to control the amount or timing of resources that any such third-party will devote to our clinical trials. Some of these third-parties may terminate their engagements with us at any time. If we need to enter into alternative arrangements, it would delay our drug development activities.

Our reliance on these third-parties for research and development activities will reduce our control over these activities but will not relieve us of our regulatory responsibilities. For example, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with GCP standards, regulations for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. The EMA also requires us to comply with similar standards. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs fail to comply with applicable GCP requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, EMA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP regulations. In addition, our clinical trials must be conducted with product produced under current cGMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the marketing approval process. We also are required to register certain ongoing clinical trials and post the results of certain completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

The third-parties we rely on for these services may also have relationships with other entities, some of which may be our competitors. If these third-parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical trials in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, marketing approvals for our product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our product candidates.

We contract with third-parties for the production of our product candidates for preclinical studies and, in the case of AK002, our ongoing clinical trials, and expect to continue to do so for additional clinical trials and ultimately for commercialization. This reliance on third-parties increases the risk that we will not have sufficient quantities of our product candidates or drugs or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

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

We expect to continue to rely on third-party manufacturers for the commercial supply of any of our product candidates for which we obtain marketing approval. We may be unable to maintain or establish required agreements with third-party manufacturers or to do so on acceptable terms. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

•

the possible failure of the third-party to manufacture our product candidate according to our schedule, or at all, including if our third-party contractors give greater priority to the supply of other products over our product candidates or otherwise do not satisfactorily perform according to the terms of the agreements between us and them;

•	the possible termination or nonrenewal of agreements by our third-party contractors at a time that is costly or inconvenient for us;
•	the possible breach by the third-party contractors of our agreements with them;
•	the failure of third-party contractors to comply with applicable regulatory requirements;
•	the possible failure of the third-party to manufacture our product candidates according to our specifications;
•	the possible mislabeling of clinical supplies, potentially resulting in the wrong dose amounts being supplied or active drug or placebo not being properly identified;
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

Our drug development programs and the potential commercialization of our product candidates will require substantial additional cash to fund expenses. We may seek to selectively form collaborations to expand our capabilities, potentially accelerate research and development activities and provide for commercialization activities by third-parties.

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

•	our ability to commercialize AK002 and any of our future product candidates, if approved, inside and outside of the United States, either independently or working with third-parties;
•	our ability to establish and maintain collaborations, licensing or other arrangements;
•	our ability to adequately support future growth;
•	potential unforeseen business disruptions that increase our costs or expenses;
•	future accounting pronouncements or changes in our accounting policies; and
•	the changing and volatile global economic environment.

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

As of September 30, 2018, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 70.14% of our outstanding voting stock. As a result, this group of stockholders has the ability to significantly influence all matters requiring stockholder approval, including the election of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of November 8, 2018, we had 42,113,059 shares of common stock outstanding. Of these shares, the 8,203,332 shares sold in our IPO may be resold in the public market immediately without restriction, unless purchased by our affiliates. Of the remaining shares, 33,909,727 shares of our common stock are currently restricted as a result of securities laws or lock-up agreements but will be able to be sold in the public market beginning as early as 180 days following the date of our final prospectus filed with the SEC on July 19, 2018 pursuant to Rule 424(b) under the Securities Act of 1933, as amended (our “Prospectus”).  Moreover, holders of an aggregate of 31,221,627 shares of our common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. In addition, on July 19, 2018, we filed a registration statement on Form S-8 registering 11,106,142 shares of common stock that we may issue under our equity incentive plans. As a result, shares registered under this registration statement on Form S-8 can be freely sold in the public market subject to the satisfaction of vesting arrangements and the exercise of such options, volume limitations applicable to affiliates and the lock-up agreements described below.

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

We may seek additional capital through a variety of means, including through public or private equity, debt financings or other sources, including up-front payments and milestone payments from strategic collaborations. To the extent that we raise additional capital through the sale of equity or convertible debt or equity securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. Such financing may result in dilution to stockholders, imposition of debt covenants, increased fixed payment obligations or other restrictions that may affect our business. If we raise additional funds through up-front payments or milestone payments pursuant to strategic collaborations with third-parties, we may have to relinquish valuable rights to our product candidates, or grant licenses on terms that are not favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the third quarter of 2018, we granted stock options to purchase an aggregate of 188,400 shares of common stock to certain employees under the 2012 Plan at an exercise price per share of $16.00, for an aggregate exercise price of approximately $3.0 million.

During the third quarter of 2018, we issued and sold to our employees an aggregate of 111,191 shares of common stock upon the exercise of options under our 2012 Plan at exercise prices per share ranging from $0.36 to $0.69, for an aggregate exercise price of approximately $0.1 million.

On July 27, 2018, we issued an aggregate of 46,893 shares of common stock (the “Warrant Shares”), to an accredited investor upon the cashless exercise of the investor’s then outstanding warrants to purchase an aggregate of 47,616 shares of common stock. The aggregate exercise price of the Warrant Shares was approximately $29,000, representing a weighted-average exercise price per share of approximately $0.61.

The offers, sales and issuances of the securities described above were exempt from registration under the Securities Act under either (1) Rule 701 in that the transactions were under compensatory benefit plans and contracts relating to compensation as provided under Rule 701 or (2) Section 4(a)(2) of the Securities Act as transactions by an issuer not involving any public offering. The recipients of such securities, other than the Warrant Shares, were our employees, consultants or directors and they received the securities under our 2012 Plan. The recipient of the Warrant Shares is an accredited investor. The recipients of securities in each of these transactions represented their intention to acquire the securities for investment only and not with view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in these transactions.

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

Allakos Inc.

Date: November 8, 2018	By:	/s/ Robert Alexander
Robert Alexander
President and Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2018	By:	/s/ Adam Tomasi
Adam Tomasi
Chief Operating Officer, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)