Form 10-Q
period 2019-03-31
Allakos Inc.
filed 2019-05-08
CIK 1564824

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.001	ALLK	The Nasdaq Global Select Market

As of May 3, 2019, the registrant had 43,123,773 shares of common stock outstanding.

ALLAKOS INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

allakos inc.

balance sheets

(in thousands, except per share data)

	March 31,	December 31,
	2019	2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$31,464	$33,660
Investments in marketable securities	135,724	145,246
Prepaid expenses and other current assets	1,511	2,703
Total current assets	168,699	181,609
Property and equipment, net	9,031	8,848
Operating lease right-of-use assets	5,977	—
Other long-term assets	802	802
Total assets	$184,509	$191,259
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$3,789	$2,092
Accrued expenses and other current liabilities	4,443	3,164
Total current liabilities	8,232	5,256
Other long-term liabilities	8,388	2,009
Total liabilities	16,620	7,265
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock, $0.001 par value per share; 20,000 shares authorized as of March 31, 2019 and December 31, 2018; no shares issued and outstanding as of March 31, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value per share; 200,000 shares authorized as of March 31, 2019 and December 31, 2018; 43,124 and 42,117 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	43	42
Additional paid-in capital	291,881	288,079
Accumulated other comprehensive gain (loss)	30	(15)
Accumulated deficit	(124,065)	(104,112)
Total stockholders’ equity	167,889	183,994
Total liabilities and stockholders’ equity	$184,509	$191,259

See accompanying notes to unaudited interim financial statements

Allakos Inc.

Statements of Operations and Comprehensive Loss

(in thousands, except per share data)

(unaudited)

	Three Months Ended
	March 31,
	2019	2018
Operating expenses
Research and development	$15,098	$6,401
General and administrative	5,829	2,308
Total operating expenses	20,927	8,709
Loss from operations	(20,927)	(8,709)
Interest income, net	1,030	224
Other expense, net	(56)	—
Net loss	(19,953)	(8,485)
Unrealized gain on marketable securities, net of tax	45	—
Comprehensive loss	$(19,908)	$(8,485)
Net loss per common share:
Basic and diluted	$(0.47)	$(4.19)
Weighted-average number of common shares outstanding:
Basic and diluted	42,620	2,024

See accompanying notes to unaudited interim financial statements

Allakos Inc.

Statements of CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

(unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	—	$—	42,117	$42	$288,079	$(15)	$(104,112)	$183,994
Stock-based compensation expense	—	—	—	—	2,834	—	—	2,834
Issuance of common stock upon exercise of stock options	—	—	968	1	367	—	—	368
Issuance of common stock upon 2018 ESPP purchase	—	—	39	—	595	—	—	595
Vesting of restricted common stock	—	—	—	—	6	—	—	6
Unrealized gain on marketable securities, net of tax	—	—	—	—	—	45	—	45
Net loss	—	—	—	—	—	—	(19,953)	(19,953)
Balance at March 31, 2019	—	$—	43,124	$43	$291,881	$30	$(124,065)	$167,889

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance at December 31, 2017	30,971	$142,969	2,114	$3	$1,803	$—	$(60,574)	$(58,768)
Stock-based compensation expense	—	—	—	—	614	—	—	614
Vesting of restricted common stock	—	—	—	—	6	—	—	6
Net loss	—	—	—	—	—	—	(8,485)	(8,485)
Balance at March 31, 2018	30,971	$142,969	2,114	$3	$2,423	$—	$(69,059)	$(66,633)

See accompanying notes to unaudited interim financial statements

Allakos Inc.

Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2019	2018
Cash flows from operating activities
Net loss	$(19,953)	$(8,485)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	357	61
Stock-based compensation	2,834	614
Net amortization of premiums and discounts on marketable securities	(802)	—
Noncash lease expense	73	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,320	(1,773)
Other long-term assets	—	8
Accounts payable	1,278	7
Accrued expenses and other current liabilities	1,408	227
Other long-term liabilities	206	—
Net cash used in operating activities	(13,279)	(9,341)
Cash flows from investing activities
Purchases of marketable securities	(70,759)	—
Purchases of property and equipment	(121)	(17)
Proceeds from maturities of marketable securities	81,000	—
Net cash provided by (used in) investing activities	10,120	(17)
Cash flows from financing activities
Proceeds from issuance of common stock under the 2018 ESPP	595	—
Proceeds from exercise of stock options	368	—
Payments for deferred financing costs	—	(447)
Net cash provided by (used in) financing activities	963	(447)
Net decrease in cash, cash equivalents and restricted cash	(2,196)	(9,805)
Cash, cash equivalents and restricted cash, beginning of period	34,462	85,207
Cash, cash equivalents and restricted cash, end of period	$32,266	$75,402
Supplemental disclosures
Noncash investing and financing items:
Right-of-use assets obtained in exchange for lease obligations (1)	$6,050	$—
Property and equipment purchased in accounts payable	$419	$—
Deferred initial public offering costs in accounts payable	$—	$385
Vesting of restricted common stock subject to repurchase	$6	$6

(1)	Amount for the three months ended March 31, 2019 includes a transition adjustment recorded as part of the Company’s adoption of a new lease accounting policy effective January 1, 2019.

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

Liquidity Matters

Since inception, the Company has incurred net losses and negative cash flows from operations. During the three months ended March 31, 2019, the Company incurred a net loss of $20.0 million and used $13.3 million of cash in operations. At March 31, 2019, the Company had an accumulated deficit of $124.1 million and does not expect to experience positive cash flows from operating activities in the foreseeable future. The Company has financed its operations to date primarily through the sale of common stock and issuance of convertible preferred stock. Management expects to incur additional operating losses in the future as the Company continues to further develop, seek regulatory approval for and, if approved, commence commercialization of its product candidates. The Company had $167.2 million of cash, cash equivalents and marketable securities at March 31, 2019. Management believes that this amount is sufficient to fund the Company’s operations for at least the next 12 months from the issuance date of these financial statements.

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

The interim balance sheet as of March 31, 2019, the statements of operations and comprehensive loss, statements of convertible preferred stock and stockholders’ equity (deficit) and statements of cash flows for the three months ended March 31, 2019 and 2018 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair presentation of the Company’s financial position as of March 31, 2019 and its results of operations and comprehensive loss for the three months ended March 31, 2019 and 2018 and its cash flows for the three months ended March 31, 2019 and 2018. Certain information and note disclosures normally included in annual audited financial statements prepared in accordance with U.S. GAAP have been omitted. The financial data and the other financial information disclosed in these notes to the interim financial statements are also unaudited. The results of operations for any interim period are not necessarily indicative of the results to be expected for the entire year or for any other future annual or interim period. The balance sheet as of December 31, 2018 included herein was derived from the audited financial statements as of that date. These interim financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2019.

Use of Estimates

Management uses significant judgment when making estimates related to common stock valuation and related stock-based compensation expense, accrued expenses related to clinical trials, calculation of right-of-use assets and lease liabilities, and deferred tax valuation allowances. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates under different assumptions or conditions, and those differences could be material to the financial position and results of operations.

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

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents. Restricted cash as of March 31, 2019 represents $0.8 million in deposits restricted from withdrawal and held by a bank in the form of collateral for an irrevocable standby letter of credit held as security for the lease of the Company’s facility in Redwood City, California. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Company’s balance sheets and which, in aggregate, represent the amounts reported in the accompanying statements of cash flows (in thousands):

	March 31,	December 31,
	2019	2018
Cash and cash equivalents	$31,464	$33,660
Restricted cash in long term assets, deposit for lease facility	802	802
Total cash, cash equivalents and restricted cash	$32,266	$34,462

	March 31,	December 31,
	2018	2017
Cash and cash equivalents	$74,600	$85,207
Restricted cash in long term assets, deposit for lease facility	802	—
Total cash, cash equivalents and restricted cash	$75,402	$85,207

Marketable Securities

The Company invests in marketable securities, primarily securities issued by the U.S. government and its agencies. The Company’s marketable securities are considered available-for-sale and are classified as current assets even when the stated maturities of the underlying securities exceed one year from the date of the current balance sheet being reported. This classification reflects management’s ability and intent to utilize proceeds from the sale of such investments to fund ongoing operations. Unrealized gains and losses are excluded from earnings and are reported as a component of accumulated comprehensive income (loss). The cost of securities sold is determined using the specific-identification method. Interest earned and adjustments for the amortization of premiums and discounts on investments are included in interest income, net, on the statements of operations and comprehensive loss. Realized gains and losses and declines in fair value judged to be other than temporary, if any, on investments in marketable securities are included in other expense, net, on the statements of operations and comprehensive loss.

Leases

Effective January 1, 2019, the Company accounts for its leases in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 842, “Leases” (“ASC 842”). Prior period amounts continue to be reported in accordance with the Company’s historic accounting under previous lease guidance. Per ASC 842, operating leases are recorded as right-of-use assets and other long-term liabilities in the Company’s balance sheet at March 31, 2019. Right-of-use assets represent the Company’s right to use an underlying asset over the lease term. Lease liabilities represent the present value of the Company’s lease payments over the lease term. In determining the net present value of the Company’s lease payments, the Company uses its incremental borrowing rate based on the information available at the lease commencement date. Right-of-use assets also include any lease payments made prior to the lease commencement date and exclude lease incentives. The Company’s leases may include options to extend or terminate the lease which are included in the lease term when it is reasonably certain that the Company will exercise any such options. Lease expense is recognized on a straight-line basis over the expected lease term.

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

Basic and diluted net loss per share was calculated as follows (in thousands, except per share data):

	Three Months Ended
	March 31,
	2019	2018
Numerator:
Net loss	$(19,953)	$(8,485)
Denominator:
Weighted-average shares of common stock outstanding, basic and diluted	42,620	2,024
Net loss per share, basic and diluted	$(0.47)	$(4.19)

The following table sets forth the potentially dilutive securities that have been excluded from the calculation of diluted net loss per share due to their anti-dilutive effect for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Series A convertible preferred stock	—	20,866
Series B convertible preferred stock	—	10,105
Options to purchase common stock	6,845	6,225
Warrants to purchase common stock	—	48
Unvested restricted common stock	33	90
Shares issuable under 2018 Employee Stock Purchase Plan	10	—
Total	6,888	37,334

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASC 842 which became effective for fiscal years beginning after December 15, 2018. ASC 842 requires an entity to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months. The recognition, measurement and presentation of expenses will depend on the lease’s classification as a finance or operating lease. ASC 842 also requires certain quantitative and qualitative disclosures about leasing arrangements. The Company adopted ASC 842 using a modified retrospective approach effective January 1, 2019, recording a right-of-use asset of $6.1 million and a long-term lease liability of $8.2 million. Adoption of ASC 842 did not result in a cumulative effect adjustment to accumulated deficit. See Note 6 for further disclosure.

In August 2018, the SEC adopted amendments to certain disclosure requirements in the Securities Act Release No. 33-10532, Disclosure Update and Simplification. Under the amendments, the Company must provide an analysis of changes in each caption of stockholders' equity (deficit) presented in the balance sheet in a note or separate statement. The Company adopted the amendments during the three months ended March 31, 2019. The adoption of the amendments did not have a material impact on the Company’s financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In August 2018, the FASB issued Accounting Standards Update (“ASU”) No. 2018-13, Fair Value Measurement (ASC Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. This ASU eliminates, modifies and adds disclosure requirements for fair value measurements. The amendments in this ASU are effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating the effects of this ASU on its financial statements and related disclosures and does not expect there to be a material impact.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (ASC Topic 326): Measurement of Credit Losses on Financial Instruments. This guidance will require Companies to recognize an allowance for credit losses on available-for-sale debt securities rather than the current approach of recording a reduction to the carrying value of the asset. The ASU is effective for fiscal years beginning after December 15, 2019 and interim periods therein. Early adoption is permitted for annual periods beginning after December 15, 2018 and interim periods therein. The Company is currently evaluating the effects of this ASU on its financial statements and related disclosures and does not expect there to be a material impact.

3. Fair Value Measurements

The Company measures and reports certain financial instruments as assets and liabilities at fair value on a recurring basis. The Company’s financial assets measured at fair value on a recurring basis were as follows (in thousands):

	March 31, 2019
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$29,355	$—	$—	$29,355
Total cash equivalents	$29,355	$—	$—	$29,355
Marketable securities
U.S. treasuries	$135,724	$—	$—	$135,724
Total marketable securities	$135,724	$—	$—	$135,724
Total cash equivalents and marketable securities	$165,079	$—	$—	$165,079

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$31,555	$—	$—	$31,555
Total cash equivalents	$31,555	$—	$—	$31,555
Marketable securities
U.S. treasuries	$145,246	$—	$—	$145,246
Total marketable securities	$145,246	$—	$—	$145,246
Total cash equivalents and marketable securities	$176,801	$—	$—	$176,801

The Company evaluates transfers between levels at the end of each reporting period. There were no transfers of assets or liabilities between levels during the three months ended March 31, 2019 and 2018.

4. Marketable Securities

All marketable securities were considered available-for-sale at March 31, 2019. The amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s marketable securities by major security type at March 31, 2019 and December 31, 2018 are summarized in the table below (in thousands):

	March 31, 2019
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Marketable securities
U.S. treasuries	$135,694	$30	$—	$135,724
Total marketable securities	$135,694	$30	$—	$135,724

	December 31, 2018
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Marketable securities
U.S. treasuries	$145,261	$—	$(15)	$145,246
Total marketable securities	$145,261	$—	$(15)	$145,246

The Company had no other-than-temporary impairments on its marketable securities during the three months ended March 31, 2019. The Company has the intent and ability to hold all marketable securities until their maturities.

5. Balance Sheet Components and Supplemental Disclosures

Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	March 31,	December 31,
	2019	2018
Laboratory equipment	$3,759	$3,272
Furniture and office equipment	1,685	1,666
Leasehold improvements	4,572	4,545
	10,016	9,483
Less accumulated depreciation	(985)	(635)
Property and equipment, net	$9,031	$8,848

Depreciation and amortization expense for the three months ended March 31, 2019 and 2018 was $0.4 million and $0.1 million, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2019	2018
Accrued outside professional services	$2,779	$1,964
Accrued compensation and benefits	1,644	1,041
Lease incentive obligation, current	—	123
Other current liabilities	20	36
Total	$4,443	$3,164

6. Commitments and Contingencies

Lease Obligations

As described in Note 2, the Company adopted ASC 842 effective January 1, 2019. Prior period amounts have not been adjusted and continue to be reported in accordance with the Company’s previous accounting method. The Company terminated its previous lease agreement for its San Carlos, California office during the year ended December 31, 2018 and as of March 31, 2019, the Company’s outstanding lease obligations primarily relate to leased office and laboratory space under a single noncancelable operating lease entered into during January 2018. The lease agreement includes a contractual lease term which commenced upon substantial completion and delivery of the premises in November 2018. The base term of the lease is 10.75 years and includes an option to extend for an additional term of 5 years. This option to extend the lease term has not been included in the Company’s calculations under ASC 842 as the exercise of the option is highly uncertain and therefore deemed not probable.

The Company’s lease agreement included a $1.4 million tenant improvement allowance that has been applied to the total cost of tenant improvements made to the leased premises. Tenant improvement allowances received were recorded as leasehold improvements with an offsetting adjustment included in the Company’s calculation of its right-of-use asset under ASC 842. Leasehold improvements are depreciated over the term of the lease.

The Company has performed an evaluation of its other contracts with vendors in accordance with ASC 842 and has determined that, except for the lease described above, none of its other contracts contain a lease.

The balance sheet classification of the Company’s lease liabilities at March 31, 2019 was as follows (in thousands):

Operating lease liabilities
Non-current portion included in other long-term liabilities	$8,388
Total operating lease liabilities	$8,388

The components of lease costs, which were included in operating expenses in the Company’s statements of operations and comprehensive loss for the three months ended March 31, 2019, were as follows (in thousands):

Operating lease cost	$280
Variable cost	87
Total lease costs	$367

As of March 31, 2019, the maturities of the Company’s operating lease liabilities are as follows (in thousands):

Fiscal Year Ending December 31,
2019 (remaining 9 months)	$503
2020	1,233
2021	1,270
2022	1,308
2023	1,348
Thereafter	8,304
Total lease payments	13,966
Less:
Present value adjustment	5,578
Operating lease liabilities	$8,388

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used its incremental borrowing rate based on the information available at the lease commencement date. As of March 31, 2019, the remaining lease term is 10.3 years and the discount rate used to determine the operating lease liability was 10.0%.

Purchase Obligations

The Company has entered into contractual agreements with various research and development organizations and suppliers in the normal course of its business. All contracts are terminable, with varying provisions regarding termination. If a contract were to be terminated, the Company would only be obligated for the products or services that the Company had received through the time of termination as well as any non-cancelable minimum payments contractually agreed upon prior to the effective date of termination. In the case of terminating a clinical trial agreement with an investigational site conducting clinical activities on behalf of the Company, the Company would also be obligated to provide continued support for appropriate safety procedures through completion or termination of the associated study. At March 31, 2019, the Company had $12.6 million of non-cancelable purchase obligations under these agreements.

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

The Company recognized $0.3 million of milestone expense for the three months ended March 31, 2018. The Company did not recognize any milestone expense during the three months ended March 31, 2019. Milestone payments are not creditable against royalties. As of March 31, 2019, the Company has not incurred any royalty liabilities related to its license agreements, as product sales have not yet commenced.

Exclusive License Agreement with The Johns Hopkins University

In December 2013, the Company entered into a license agreement with The Johns Hopkins University (“JHU”) for a worldwide exclusive license to develop, use, manufacture and commercialize covered product candidates including AK002, which was amended in September 2016. Under the terms of the agreement, the Company has made upfront and milestone payments of $0.3 million through March 31, 2019 and may be required to make aggregate additional milestone payments of up to $4.0 million. The Company also issued 88,887 shares of common stock as consideration under the JHU license agreement. In addition to milestone payments, the

Company is also subject to single-digit royalties to JHU based on future net sales of each licensed therapeutic product candidate by the Company and its affiliates and sublicensees, with up to a low six-digit dollar minimum annual royalty payment.

Non-exclusive License Agreement with BioWa Inc. and Lonza Sales AG

In October 2013, the Company entered into a tripartite agreement with BioWa Inc. (“BioWa”), and Lonza Sales AG (“Lonza”), for the non-exclusive worldwide license to develop and commercialize product candidates including AK002 that are manufactured using a technology jointly developed and owned by BioWa and Lonza. Under the terms of the agreement, the Company has made milestone payments of $0.4 million through March 31, 2019 and may be required to make aggregate additional milestone payments of up to $41.0 million. In addition to milestone payments, the Company is also subject to minimum annual commercial license fees of $40,000 per year to BioWa until such time as BioWa receives royalty payments, as well as low single-digit royalties to BioWa and to Lonza. Royalties are based on future net sales by the Company and its affiliates and sublicensees and vary dependent on Lonza’s participation as sole manufacturer for commercial production.

Indemnification Agreements

The Company has entered into indemnification agreements with certain directors and officers that require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. To date, no such matters have arisen and the Company does not believe that the outcome of any claims under indemnification arrangements will have a material adverse effect on its financial positions, results of operations or cash flows. Accordingly, the Company has not recorded a liability related to such indemnifications at March 31, 2019.

7. Stock-Based Compensation

Total stock-based compensation expense recognized is as follows (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Research and development	$1,053	$168
General and administrative	1,781	446
Total	$2,834	$614

No income tax benefits for stock-based compensation expense have been recognized for the three months ended March 31, 2019 and 2018 as a result of the Company’s full valuation allowance applied to net deferred tax assets and net operating loss carryforwards.

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

Following the IPO and upon the effectiveness of the 2018 Plan, the Company’s 2012 Equity Incentive Plan, as amended, (the “2012 Plan”), terminated and no further awards will be granted thereunder. All outstanding awards under the 2012 Plan will continue to be governed by their existing terms. Any shares subject to awards granted under the 2012 Plan that, on or after the termination of the 2012 Plan, expire or terminate and shares previously issued pursuant to awards granted under the 2012 Plan that, on or after the termination of the 2012 Plan, are forfeited or repurchased by the Company will be transferred into the 2018 Plan. As of March 31, 2019, the maximum number of shares that may be added to the 2018 Plan pursuant to the preceding clause is 5,531,222 shares.

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

The following weighted-average assumptions were used to calculate the fair value of stock-based awards granted to employees and directors during the periods indicated:

	Three Months Ended
	March 31,
	2019	2018
Risk-free interest rate	2.55%	2.48%
Expected volatility	69.02%	77.82%
Expected dividend yield	—	—
Expected term (in years)	6.08	5.93

The Company’s stock option activity during the three months ended March 31, 2019 is summarized as follows (number of shares in thousands):

		Weighted-
		Average
	Options	Exercise
	Outstanding	Price
Balance at December 31, 2018	7,811	$8.60
Granted	23	$41.84
Exercised	(968)	$0.59
Forfeited	(21)	$40.37
Balance at March 31, 2019	6,845	$9.75
Options exercisable	2,979	$1.40
Options vested and expected to vest	6,808	$9.72

During the three months ended March 31, 2019 and 2018, the Company did not grant any stock options with performance-based or market-based vesting conditions, nor did the Company grant any stock options to non-employees in exchange for services.

As of March 31, 2019, total unrecognized stock-based compensation expense relating to unvested stock options was $35.7 million. This amount is expected to be recognized over a weighted-average period of 3.4 years.

2018 Employee Stock Purchase Plan

In July 2018, the Company’s Board of Directors and stockholders approved the 2018 Employee Stock Purchase Plan (the “2018 ESPP”). There are 500,000 shares of common stock initially reserved for issuance under the 2018 ESPP. The number of shares of common stock that may be issued under the 2018 ESPP will automatically increase on each January 1, beginning with the fiscal year ending December 31, 2019, equal to the least of (i) 1,000,000 shares, (ii) 1% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year and (iii) such other amount determined by the 2018 ESPP administrator. Under the 2018 ESPP, employees may purchase shares of the Company’s common stock at a price per share equal to 85% of the lower of the fair market value of the common stock on the first trading day of the offering period or on the exercise date. The 2018 ESPP provides for consecutive, overlapping 24-month offering periods, each of which will include purchase periods. The first offering period commenced on July 18, 2018 and will end on the first trading day on or before August 15, 2020. The second offering period commenced on February 15, 2019. During the three months ended March 31, 2019, stock-based compensation expense related to the 2018 ESPP was $0.2 million.

8. Defined Contribution Plans

In January 2018, the Company established a defined contribution plan under Section 401(k) of the Internal Revenue Code (the “401(k) plan”). The 401(k) plan covers all employees who meet defined minimum age and service requirements. Employee contributions are voluntary and are determined on an individual basis, limited to the maximum amount allowable under U.S. federal tax regulations. The Company makes matching contributions of up to 4% of the eligible employees’ compensation to the 401(k) plan. During each of the three months ended March 31, 2019 and 2018, the Company made contributions to the 401(k) plan of $0.1 million.

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

•	the need to hire additional personnel and our ability to attract and retain such personnel;
•	the accuracy of our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
•	our financial performance;
•	the sufficiency of our existing cash, cash equivalents and marketable securities to fund our future operating expenses and capital expenditure requirements;
•	our expectations regarding the period during which we will qualify as an emerging growth company under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”); and
•	our anticipated use of the proceeds from our initial public offering and the concurrent private placement.

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

Overview

We are a clinical stage biotechnology company developing AK002, our wholly owned monoclonal antibody, for the treatment of various eosinophil and mast cell related diseases. AK002 selectively targets both eosinophils and mast cells, white blood cells that are widely distributed in the body and play a central role in the inflammatory response. Inappropriately activated eosinophils and mast cells have been identified as key drivers in a number of severe diseases affecting the gastrointestinal tract, eyes, skin, lungs and other organs. As such, AK002 has the potential to treat a large number of severe diseases. AK002 has demonstrated activity in clinical trials. In these trails, AK002 depleted blood eosinophils and improved symptoms in patients with three forms of chronic urticaria (“CU”), indolent systemic mastocytosis (“ISM”) and three forms of severe allergic conjunctivitis (“SAC”). The activity observed in CU, ISM and SAC suggest that AK002 could provide significant benefit to patients suffering from these diseases and highlight AK002’s potential to broadly inhibit mast cells and deplete eosinophils in different disease settings. We are developing AK002 for the treatment of eosinophilic gastritis (“EG”), eosinophilic gastroenteritis (“EGE”), and eosinophilic esophagitis (“EoE”). In addition, we have or are currently conducting studies in CU, ISM and SAC and are evaluating additional indications for future development.

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

To date, we have not had any products approved for sale and have not generated any revenue nor been profitable. Further, we do not expect to generate revenue from product sales until such time, if ever, that we are able to successfully complete the development and obtain marketing approval for one of our product candidates. We will continue to require additional capital to develop our product candidates and fund operations for the foreseeable future. We have incurred significant operating losses to date and expect to incur significant operating losses for the foreseeable future. Our net losses were $20.0 million and $8.5 million for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, we had an accumulated deficit of $124.1 million.

Our operations have been financed primarily through the private placements of convertible debt instruments and convertible preferred stock. These private placements provided gross proceeds of $146.9 million. As of March 31, 2019, we had cash, cash equivalents and marketable securities of $167.2 million, which we believe will be sufficient to fund our planned operations for at least the next 12 months from the issuance of our financial statements.

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

Research and Development Expenses

Research and development expenses represent the following costs incurred by us for the discovery, development and manufacturing of our product candidates:

•	consultant and personnel-related costs including salaries, benefits, travel and stock-based compensation expense;
•	costs incurred under service agreements with CROs that conduct nonclinical and clinical research activities on our behalf;
•	costs incurred under service agreements with CDMOs for the manufacture and fill finish of our preclinical and clinical materials;
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

The following table summarizes our research and development expenses for the periods indicated (in thousands):

	Three Months Ended March 31,
	2019	2018
AK002 contract research and development	$7,626	$2,299
Consulting and personnel-related costs	5,627	2,579
Other unallocated research and development costs	1,845	1,523
Total	$15,098	$6,401

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

We anticipate that our general and administrative expenses will increase in the future to support our continued research and development activities including costs related to personnel, outside consultants, attorneys and accountants, among others. Additionally, we expect to incur incremental costs associated with operating as a public company, including expenses related to maintaining compliance with the rules and regulations of the SEC, and those of any national securities exchange on which our securities are traded, additional insurance premiums, investor relations activities and other ancillary administrative and professional services.

Interest Income, Net

Interest income, net primarily consists of interest and investment income earned on our cash, cash equivalents and marketable securities included on the balance sheets.

Other Expense, Net

Other expense, net, primarily consists of amounts realized from gains and losses related to fluctuations in foreign currencies.

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

We recognized zero and $0.3 million of milestone expense for the three months ended March 31, 2019 and 2018, respectively. Milestone payments are not creditable against royalties. As of March 31, 2019, we have not incurred any royalty liabilities related to our license agreements, as product sales have not yet commenced.

Exclusive License Agreement with The Johns Hopkins University

In December 2013, we entered into a license agreement with JHU for a worldwide exclusive license to develop, use, manufacture and commercialize covered product candidates including AK002, which was amended in September 2016. Under the terms of the agreement, we have made upfront and milestone payments of $0.3 million through March 31, 2019 and we may be required to make aggregate additional milestone payments of up to $4.0 million. We also issued 88,887 shares of common stock as consideration under the JHU license agreement. In addition to milestone payments, we are also subject to single-digit royalties to JHU based on future net sales of each licensed therapeutic product candidate by us and our affiliates and sublicensees, with up to a low six-digit dollar minimum annual royalty payment.

Non-exclusive License Agreement with BioWa Inc. and Lonza Sales AG

In October 2013, we entered into a tripartite agreement with BioWa and Lonza for the non-exclusive worldwide license to develop and commercialize product candidates including AK002 that are manufactured using a technology jointly developed and owned by BioWa and Lonza. Under the terms of the agreement, we have made milestone payments of $0.4 million through March 31, 2019 and we may be required to make aggregate additional milestone payments of up to $41.0 million. In addition to milestone payments, we are also subject to minimum annual commercial license fees of $40,000 per year to BioWa until such time as BioWa receives royalty payments, as well as low single-digit royalties to BioWa and to Lonza. Royalties are based on future net sales by us and our affiliates and sublicensees and vary dependent on Lonza’s participation as sole manufacturer for commercial production.

Critical Accounting Policies and Use of Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

On an ongoing basis, we evaluate our judgments and estimates in light of changes in circumstances, facts and experience. On January 1, 2019, we adopted ASC 842 resulting in changes to our accounting policies for leases. During the three months ended March 31, 2019, there were no other changes to our critical accounting policies as disclosed in our 2018 Annual Report on Form 10-K.

Recent Accounting Pronouncements

See Note 2 to our financial statements for recently issued accounting pronouncements, including the respective effective dates of adoption and effects on our results of operations and financial condition.

JOBS Act

In April 2012, the JOBS Act was enacted. Section 107 of the JOBS Act provides that an emerging growth company (“EGC”), can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, (the “Securities Act”), for complying with new or revised accounting standards. Thus, an EGC can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this extended transition period and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2019 and 2018

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended March 31,
	2019	2018
Operating expenses
Research and development	$15,098	$6,401
General and administrative	5,829	2,308
Total operating expenses	20,927	8,709
Loss from operations	(20,927)	(8,709)
Interest income, net	1,030	224
Other expense, net	(56)	—
Net loss	(19,953)	(8,485)
Unrealized loss on marketable securities, net of tax	45	—
Net loss and comprehensive loss	$(19,908)	$(8,485)

Research and Development Expenses

Research and development expenses were $15.1 million for the three months ended March 31, 2019 compared to $6.4 million for the three months ended March 31, 2018, an increase of $8.7 million. The period-over-period increase in research and development expenses was the result of $5.3 million of incremental AK002 contract research and development costs, primarily attributable to $3.9 million of CDMO services and $1.4 million of CRO services. Increased hiring of R&D personnel during fiscal year 2018 resulted in an additional $3.0 million of consulting and personnel-related costs and $0.3 million of unallocated research and development costs for the conduct of in-house research.

General and Administrative Expenses

General and administrative expenses were $5.8 million for the three months ended March 31, 2019 compared to $2.3 million for the three months ended March 31, 2018, an increase of $3.5 million. The period-over-period increase in general and administrative expenses was primarily attributable to an additional $2.3 million of personnel-related costs as a result of our increase in G&A personnel, as well as $0.5 million of incremental expense incurred from outside professional service providers for legal, information technology, and investor relations activities associated with becoming a publicly traded company in July 2018. Finally, we incurred incremental facilities and other administrative costs of $0.7 million, which includes general business insurance premiums and other such costs not otherwise included in research and development expenses.

Interest Income, Net

Interest income, net, was $1.0 million for the three months ended March 31, 2019 compared to $0.2 million for the three months ended March 31, 2018, an increase of $0.8 million. The period-over-period change was attributable to increased interest income earned on capital raised by our IPO in July 2018.

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

As of March 31, 2019, we had cash, cash equivalents and marketable securities of $167.2 million.

Based on our existing business plan, we believe that our current cash, cash equivalents and marketable securities will be sufficient to fund our anticipated level of operations through at least the next 12 months from the issuance of our financial statements.

Summary Cash Flows

Comparison of the Three Months Ended March 31, 2019 and 2018

The following table summarizes the primary sources and uses of our cash, cash equivalents, and restricted cash for the periods indicated (in thousands):

	Three Months Ended March 31,
	2019	2018
Net cash used in operating activities	$(13,279)	$(9,341)
Net cash provided by (used in) investing activities	10,120	(17)
Net cash provided by (used in) financing activities	963	(447)
Net decrease in cash, cash equivalents and restricted cash	$(2,196)	$(9,805)

Cash Used in Operating Activities

Net cash used in operating activities was $13.3 million for the three months ended March 31, 2019 which was primarily attributable to our net loss of $20.0 million adjusted for net noncash charges of $2.5 million and net changes in operating assets and liabilities of $4.2 million. Noncash charges included $2.8 million in stock-based compensation expense, $0.4 million in depreciation and amortization expense and $0.1 million in amortization of right-of-use assets, partially offset by $0.8 million in net amortization of premiums and discounts on marketable securities.

Net cash used in operating activities was $9.3 million for the three months ended March 31, 2018, which was attributable to our net loss of $8.5 million and net changes in operating assets and liabilities of $1.5 million, offset by net noncash charges of $0.7 million. Noncash charges included $0.6 million in stock-based compensation expense and $0.1 million in depreciation and amortization expense.

Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities was $10.1 million for the three months ended March 31, 2019, which consisted of $81.0 million in proceeds from maturities of marketable securities, partially offset by $70.8 million for the purchases of marketable securities and $0.1 million for the purchases of property and equipment.

Net cash used in investing activities was $17,000 for the three months ended March 31, 2018, which was attributable to purchases of property and equipment.

Cash Provided by (Used In) Financing Activities

Net cash provided by financing activities was $1.0 million for three months ended March 31, 2019, which consisted primarily of $0.4 million in proceeds received from employees for the exercise of stock options and $0.6 million received from employees for the purchase of shares of common stock through the 2018 ESPP.

Net cash used in financing activities was $0.4 million for the three months ended March 31, 2018, which was a result of deferred financing costs incurred in connection with our then planned filing of an S-1 registration statement.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. As of March 31, 2019, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred net losses in each reporting period since our inception, have not generated any revenue to date and have financed our operations principally through the sale and issuance of common stock and preferred stock. Our net loss was $43.5 million for the year ended December 31, 2018 and $20.0 million for the three months ended March 31, 2019. As of March 31, 2019, we had an accumulated deficit of $124.1 million. We have devoted substantially all of our resources and efforts to research and development. Our lead compound, AK002, is in clinical development, and our other product candidates are in preclinical development. As a result, we expect that it will be several years, if ever, before we generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to develop and market additional potential products.

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

As of March 31, 2019, we had $167.2 million in cash, cash equivalents and marketable securities, which includes proceeds from our IPO and concurrent private placement that we completed on July 23, 2018. We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements through at least the next 12 months. Our estimate as to how long we expect our existing cash, cash equivalents and marketable securities to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

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

We do not know whether our future clinical trials will begin on time or enroll patients on time, or whether our ongoing and/or future clinical trials will be completed on schedule or at all. Clinical trials can be delayed for a variety of reasons, including delays related to:

•	obtaining marketing approval to commence a trial;
•	reaching agreement on acceptable terms with prospective CROs and clinical trial sites;
•	obtaining institutional review board approval at each clinical trial site;
•	recruiting suitable patients to participate in a trial;
•	patients failing to comply with trial protocol or dropping out of a trial;
•	clinical trial sites deviating from trial protocol or dropping out of a trial;
•	the need to add new clinical trial sites; or

•	manufacturing sufficient quantities of product candidate for use in clinical trials.

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

We are currently focusing our efforts on developing AK002 for EG, EGE, ISM, CU and SAC. As a result, we may forego or delay pursuit of opportunities for other indications or with other product candidates that may have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial drugs or profitable market opportunities. Our spending on current and future research and development activities for specific indications may not yield any commercially viable drugs. If we do not accurately evaluate the commercial potential or target markets for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other strategic arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

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

We have completed a randomized, double-blind placebo-controlled Phase 1 trial for AK002 in 51 healthy volunteers, an open-label Phase 2 trial in 47 patients with CU, as well as Phase 1 trials in 25 patients with ISM and 29 patients with SAC. We are also currently testing AK002 in a double-blind, placebo-controlled Phase 2 trial in patients with EG and/or EGE. Although we have conducted various preclinical studies and completed one Phase 1 clinical trial, we do not know the predictive value of these studies and trials for our future clinical trials, and we cannot guarantee that any positive results in preclinical studies or previous clinical trials will successfully translate to patients in our future clinical trials. It is not uncommon to observe results in clinical trials that are unexpected based on preclinical testing, and many product candidates fail in clinical trials despite promising preclinical results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for their products. Because Siglec-8 is only naturally expressed in humans and certain other primates, there is no standard animal toxicology model for anti-Siglec-8 therapies, and the acceptability of our preclinical safety data for AK002 depends on the continued acceptance by the FDA and EMA, and the acceptance by other regulatory authorities, of the use of our proprietary transgenic mice models for toxicology studies.

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

We have conducted and have ongoing studies in international locations, and may in the future initiate additional studies in countries other than the United States. Our business activities may be subject to the FCPA and similar anti-bribery or anti-corruption laws, regulations or rules of other countries in which we operate. The FCPA generally prohibits offering, promising, giving or authorizing others to give anything of value, either directly or indirectly, to a non-U.S. government official in order to influence official action or otherwise obtain or retain business. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls. Our business is heavily regulated and therefore involves significant interaction with public officials, including officials of non-U.S. governments. Additionally, in many other countries, the health care providers who prescribe pharmaceuticals are employed by their government, and the purchasers of pharmaceuticals are government entities; therefore, our dealings with these prescribers and purchasers are subject to regulation under the FCPA. Recently the SEC and Department of Justice have increased their FCPA enforcement activities with respect to biotechnology and pharmaceutical companies. There is no certainty that all of our employees, agents or contractors, or those of our affiliates, will comply with all applicable laws and regulations, particularly given the high level of complexity of these laws. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, the closing down of our facilities, requirements to obtain export licenses, cessation of business activities in sanctioned countries, implementation of compliance programs and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our products in one or more countries and could materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees and our business, prospects, operating results and financial condition.

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

At March 31, 2019, we had 64 full-time employees, including 43 employees engaged in research and development. In order to successfully implement our development and commercialization plans and strategies, and as we transition into operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Our commercial success depends upon our ability, and the ability of our current and future licensors, to develop, manufacture, market and sell our product candidates and use our and our current or future licensors’ wholly-owned technologies without infringing the proprietary rights of third-parties. A third-party may hold intellectual property, including patent rights that are important or necessary to the development of our products. As a result, we are a party to a number of technology licenses that are important to our business. For example, we have obtained an exclusive license under certain intellectual property related to Siglec-8 from The Johns Hopkins University to develop certain products and a non-exclusive license from BioWa and Lonza to develop and commercialize products manufactured in a particular mammalian host cell line. If we fail to comply with the obligations under these agreements, including payment and diligence terms, our current and future licensors may have the right to terminate these agreements, in which event we may not be able to develop, manufacture, market or sell any product that is covered by these agreements or may face other penalties under the agreements. Such an occurrence could adversely affect the value of the product candidate being developed under any such agreement. Termination of these agreements or reduction or elimination of our rights under these agreements may result in our having to negotiate new or reinstated agreements, which may not be available to us on equally favorable terms, or at all, or cause us to lose our rights under these agreements, including our rights to intellectual property or technology important to our development programs.

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

The trading price of our common stock has been, and is likely to continue to be, highly volatile and subject to wide fluctuations in response to various factors, some of which we cannot control. We priced our IPO at $18.00 per share on July 19, 2018 and, our common stock reached a high of $65.48 per share during the fourth quarter of 2018. As of May 3, 2019, the closing price of our common stock was $37.91. The trading price of our common stock could be subject to wide fluctuations in response to various factors, which in addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q, include:

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

As of March 31, 2019, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 75.4% of our outstanding voting stock. As a result, this group of stockholders has the ability to significantly influence all matters requiring stockholder approval, including the election of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

We are an emerging growth company, and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an emerging growth company, as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended (“Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding nonbinding advisory stockholder votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

There were no unregistered securities sold by us during the three months ended March 31, 2019.

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

Allakos Inc.

Date: May 8, 2019	By:	/s/ Robert Alexander
Robert Alexander
President and Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2019	By:	/s/ Adam Tomasi
Adam Tomasi
Chief Operating Officer, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)