Form 10-Q
period 2019-06-30
Allakos Inc.
filed 2019-08-05
CIK 1564824

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of July 31, 2019, the registrant had 43,185,253 shares of common stock outstanding.

ALLAKOS INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited).

allakos inc.

balance sheets

(in thousands, except per share data)

	June 30,	December 31,
	2019	2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$36,457	$33,660
Investments in marketable securities	116,614	145,246
Prepaid expenses and other current assets	1,270	2,703
Total current assets	154,341	181,609
Property and equipment, net	8,734	8,848
Operating lease right-of-use assets	5,908	—
Other long-term assets	802	802
Total assets	$169,785	$191,259
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$2,966	$2,092
Accrued expenses and other current liabilities	6,343	3,164
Total current liabilities	9,309	5,256
Other long-term liabilities	8,326	2,009
Total liabilities	17,635	7,265
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock, $0.001 par value per share; 20,000 shares authorized as of June 30, 2019 and December 31, 2018; no shares issued and outstanding as of June 30, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value per share; 200,000 shares authorized as of June 30, 2019 and December 31, 2018; 43,184 and 42,117 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	43	42
Additional paid-in capital	295,130	288,079
Accumulated other comprehensive gain (loss)	114	(15)
Accumulated deficit	(143,137)	(104,112)
Total stockholders’ equity	152,150	183,994
Total liabilities and stockholders’ equity	$169,785	$191,259

See accompanying notes to unaudited interim financial statements

Allakos Inc.

Statements of Operations and Comprehensive Loss

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Operating expenses
Research and development	$14,111	$7,149	$29,209	$13,550
General and administrative	5,946	2,375	11,775	4,683
Total operating expenses	20,057	9,524	40,984	18,233
Loss from operations	(20,057)	(9,524)	(40,984)	(18,233)
Interest income, net	971	292	2,001	516
Other income (expense), net	14	(145)	(42)	(145)
Net loss	(19,072)	(9,377)	(39,025)	(17,862)
Unrealized gain on marketable securities, net of tax	84	3	129	3
Comprehensive loss	$(18,988)	$(9,374)	$(38,896)	$(17,859)
Net loss per common share:
Basic and diluted	$(0.44)	$(4.17)	$(0.91)	$(8.36)
Weighted-average number of common shares outstanding:
Basic and diluted	43,115	2,248	42,868	2,137

See accompanying notes to unaudited interim financial statements

Allakos Inc.

Statements of CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

(unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	—	$—	42,117	$42	$288,079	$(15)	$(104,112)	$183,994
Stock-based compensation expense	—	—	—	—	2,834	—	—	2,834
Issuance of common stock upon exercise of stock options	—	—	968	1	367	—	—	368
Issuance of common stock upon 2018 ESPP purchase	—	—	39	—	595	—	—	595
Vesting of restricted common stock	—	—	—	—	6	—	—	6
Unrealized gain on marketable securities, net of tax	—	—	—	—	—	45	—	45
Net loss	—	—	—	—	—	—	(19,953)	(19,953)
Balance at March 31, 2019	—	$—	43,124	$43	$291,881	$30	$(124,065)	$167,889
Stock-based compensation expense	—	—	—	—	3,105	—	—	3,105
Issuance of common stock upon exercise of stock options	—	—	60	—	138	—	—	138
Vesting of restricted common stock	—	—	—	—	6	—	—	6
Unrealized gain on marketable securities, net of tax	—	—	—	—	—	84	—	84
Net loss	—	—	—	—	—	—	(19,072)	(19,072)
Balance at June 30, 2019	—	$—	43,184	$43	$295,130	$114	$(143,137)	$152,150

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Gain	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance at December 31, 2017	30,971	$142,969	2,114	$3	$1,803	$—	$(60,574)	$(58,768)
Stock-based compensation expense	—	—	—	—	614	—	—	614
Vesting of restricted common stock	—	—	—	—	6	—	—	6
Net loss	—	—	—	—	—	—	(8,485)	(8,485)
Balance at March 31, 2018	30,971	$142,969	2,114	$3	$2,423	$—	$(69,059)	$(66,633)
Stock-based compensation expense	—	—	—	—	438	—	—	438
Proceeds from repayment of recourse promissory note	—	50	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	416	—	291	—	—	291
Vesting of restricted common stock	—	—	—	—	6	—	—	6
Unrealized gain on marketable securities, net of tax	—	—	—	—	—	3	—	3
Net loss	—	—	—	—	—	—	(9,377)	(9,377)
Balance at June 30, 2018	30,971	$143,019	2,530	$3	$3,158	$3	$(78,436)	$(75,272)

See accompanying notes to unaudited interim financial statements

Allakos Inc.

Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2019	2018
Cash flows from operating activities
Net loss	$(39,025)	$(17,862)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	732	119
Accretion of tenant improvement allowance	—	(21)
Stock-based compensation	5,939	1,052
Net amortization of premiums and discounts on marketable securities	(1,330)	(89)
Noncash lease expense	142	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,508	(2,051)
Other long-term assets	—	(22)
Accounts payable	874	(647)
Accrued expenses and other current liabilities	3,314	1,861
Other long-term liabilities	144	211
Net cash used in operating activities	(27,702)	(17,449)
Cash flows from investing activities
Purchases of marketable securities	(115,984)	(44,746)
Purchases of property and equipment	(618)	(1,650)
Proceeds from maturities of marketable securities	146,000	—
Net cash provided by (used in) investing activities	29,398	(46,396)
Cash flows from financing activities
Proceeds from issuance of common stock under the 2018 ESPP	595	—
Proceeds from exercise of stock options, net of repurchases	506	291
Proceeds from the repayment of recourse promissory note	—	50
Payments for deferred financing costs	—	(1,606)
Net cash provided by (used in) financing activities	1,101	(1,265)
Net increase (decrease) in cash, cash equivalents and restricted cash	2,797	(65,110)
Cash, cash equivalents and restricted cash, beginning of period	34,462	85,207
Cash, cash equivalents and restricted cash, end of period	$37,259	$20,097
Supplemental disclosures
Noncash investing and financing items:
Right-of-use assets obtained in exchange for lease obligations (1)	$6,050	$—
Property and equipment purchased in accounts payable	$—	$14
Lessor funded lease incentives included in property and equipment	$—	$1,386
Deferred initial public offering costs in accounts payable and accrued expenses	$—	$858
Vesting of restricted common stock subject to repurchase	$12	$12

(1)	Amount for the six months ended June 30, 2019 includes a transition adjustment recorded as part of the Company’s adoption of a new lease accounting policy effective January 1, 2019.

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

Liquidity Matters

Since inception, the Company has incurred net losses and negative cash flows from operations. During the six months ended June 30, 2019, the Company incurred a net loss of $39.0 million and used $27.7 million of cash in operations. At June 30, 2019, the Company had an accumulated deficit of $143.1 million and does not expect to experience positive cash flows from operating activities in the foreseeable future. The Company has financed its operations to date primarily through the sale of common stock and issuance of convertible preferred stock. Management expects to incur additional operating losses in the future as the Company continues to further develop, seek regulatory approval for and, if approved, commence commercialization of its product candidates. The Company had $153.1 million of cash, cash equivalents and marketable securities at June 30, 2019. Management believes that this amount is sufficient to fund the Company’s operations for at least the next 12 months from the issuance date of these financial statements.

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

The interim balance sheet as of June 30, 2019, the statements of operations and comprehensive loss, statements of convertible preferred stock and stockholders’ equity (deficit) and statements of cash flows for the six months ended June 30, 2019 and 2018 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair presentation of the Company’s financial position as of June 30, 2019 and its results of operations and comprehensive loss for the three and six months ended June 30, 2019 and 2018 and its cash flows for the six months ended June 30, 2019 and 2018. Certain information and note disclosures normally included in annual audited financial statements prepared in accordance with U.S. GAAP have been omitted. The financial data and the other financial information disclosed in these notes to the interim financial statements are also unaudited. The results of operations for any interim period are not necessarily indicative of the results to be expected for the entire year or for any other future annual or interim period. The balance sheet as of December 31, 2018 included herein was derived from the audited financial statements as of that date. These interim financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2019.

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

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents. Restricted cash as of June 30, 2019 represents $0.8 million in deposits restricted from withdrawal and held by a bank in the form of collateral for an irrevocable standby letter of credit held as security for the lease of the Company’s facility in Redwood City, California. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Company’s balance sheets and which, in aggregate, represent the amounts reported in the accompanying statements of cash flows (in thousands):

	June 30,	December 31,
	2019	2018
Cash and cash equivalents	$36,457	$33,660
Restricted cash in other long-term assets, deposit for lease facility	802	802
Total cash, cash equivalents and restricted cash	$37,259	$34,462

	June 30,	December 31,
	2018	2017
Cash and cash equivalents	$19,295	$85,207
Restricted cash in other long-term assets, deposit for lease facility	802	—
Total cash, cash equivalents and restricted cash	$20,097	$85,207

The tables above exclude the fair value of the Company’s investments in marketable securities that are considered available-for-sale.

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

Leases

Effective January 1, 2019, the Company accounts for its leases in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 842, “Leases” (“ASC 842”). Prior period amounts continue to be reported in accordance with the Company’s historic accounting under previous lease guidance. Additionally, the Company elected a number of optional practical expedients made available under the ASC 842 transition guidance. Such elections include (i) carrying forward the Company’s historical lease classifications, (ii) foregoing a re-evaluation of historical contracts to identify embedded leases, (iii) foregoing a re-assessment of initial direct costs related to leases that existed prior to adoption, (iv) combining lease and non-lease components, and (v) recognizing lease expense for all contracts with an initial term of 12 months or less within the statements of operations and comprehensive loss on a straight-line basis over the requisite lease term.

The Company accounts for its leases by recording right-of-use assets and lease liabilities on the Balance Sheet. Right-of-use assets represent the Company’s right to use an underlying asset over the lease term and include any lease payments made prior to the lease commencement date and exclude lease incentives. Lease liabilities represent the present value of the total lease payments over the lease term, calculated using the Company’s incremental borrowing rate. In determining the Company’s incremental borrowing rate, consideration is given to the term of the lease and the Company’s credit risk. The Company’s recognizes options to extend or terminate a lease when it is reasonably certain that the Company will exercise any such options. Lease expense is recognized on a straight-line basis over the expected lease term.

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

Basic and diluted net loss per share was calculated as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Numerator:
Net loss	$(19,072)	$(9,377)	$(39,025)	$(17,862)
Denominator:
Weighted-average shares of common stock outstanding, basic and diluted	43,115	2,248	42,868	2,137
Net loss per share, basic and diluted	$(0.44)	$(4.17)	$(0.91)	$(8.36)

The following table sets forth the potentially dilutive securities that have been excluded from the calculation of diluted net loss per share due to their anti-dilutive effect for the periods indicated (in thousands):

	Three and Six Months Ended
	June 30,
	2019	2018
Series A convertible preferred stock	—	20,866
Series B convertible preferred stock	—	10,105
Options to purchase common stock	6,976	6,529
Warrants to purchase common stock	—	48
Unvested restricted common stock	19	76
Shares issuable under 2018 Employee Stock Purchase Plan	27	—
Total	7,022	37,624

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (ASC Topic 326): Measurement of Credit Losses on Financial Instruments, as clarified in ASU No. 2019-04 and ASU No. 2019-05. This guidance will require Companies to recognize an allowance for credit losses on available-for-sale debt securities rather than the current approach of recording a reduction to the carrying value of the asset. The ASU is effective for fiscal years beginning after December 15, 2019 and interim periods therein. Early adoption is permitted for annual periods beginning after December 15, 2018 and interim periods therein. The Company is currently evaluating the effects of this ASU on its financial statements and related disclosures and does not expect there to be a material impact.

3. Fair Value Measurements

The Company measures and reports certain financial instruments as assets and liabilities at fair value on a recurring basis. The Company’s financial assets measured at fair value on a recurring basis were as follows (in thousands):

	June 30, 2019
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$34,122	$—	$—	$34,122
Total cash equivalents	$34,122	$—	$—	$34,122
Marketable securities
U.S. treasuries	$116,614	$—	$—	$116,614
Total marketable securities	$116,614	$—	$—	$116,614
Total cash equivalents and marketable securities	$150,736	$—	$—	$150,736

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$31,555	$—	$—	$31,555
Total cash equivalents	$31,555	$—	$—	$31,555
Marketable securities
U.S. treasuries	$145,246	$—	$—	$145,246
Total marketable securities	$145,246	$—	$—	$145,246
Total cash equivalents and marketable securities	$176,801	$—	$—	$176,801

The Company evaluates transfers between levels at the end of each reporting period. There were no transfers of assets or liabilities between levels during the three and six months ended June 30, 2019 and 2018.

4. Marketable Securities

All marketable securities were considered available-for-sale at June 30, 2019. The amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s marketable securities by major security type at June 30, 2019 and December 31, 2018 are summarized in the table below (in thousands):

	June 30, 2019
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Marketable securities
U.S. treasuries	$116,500	$114	$—	$116,614
Total marketable securities	$116,500	$114	$—	$116,614

	December 31, 2018
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Marketable securities
U.S. treasuries	$145,261	$—	$(15)	$145,246
Total marketable securities	$145,261	$—	$(15)	$145,246

The Company had no other-than-temporary impairments on its marketable securities during the three and six months ended June 30, 2019 and 2018. The Company has the intent and ability to hold all marketable securities until their maturities.

5. Balance Sheet Components and Supplemental Disclosures

Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	June 30,	December 31,
	2019	2018
Laboratory equipment	$3,825	$3,272
Furniture and office equipment	1,695	1,666
Leasehold improvements	4,581	4,545
	10,101	9,483
Less accumulated depreciation	(1,367)	(635)
Property and equipment, net	$8,734	$8,848

Depreciation and amortization expense for the three months ended June 30, 2019 and 2018 was $0.4 million and $0.1 million, respectively. Depreciation and amortization expense for the six months ended June 30, 2019 and 2018 was $0.7 million and $0.1 million, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2019	2018
Accrued outside professional services	$3,236	$1,964
Accrued compensation and benefits	2,827	1,041
Lease liability, current	273	—
Lease incentive obligation, current	—	123
Other current liabilities	7	36
Total	$6,343	$3,164

6. Commitments and Contingencies

Lease Obligations

As described in Note 2, the Company adopted ASC 842 effective January 1, 2019. Prior period amounts have not been adjusted and continue to be reported in accordance with the Company’s previous accounting method. The Company terminated its previous lease agreement for its San Carlos, California office during the year ended December 31, 2018 and as of June 30, 2019, the Company’s outstanding lease obligations primarily relate to leased office and laboratory space under a single noncancelable operating lease entered into during January 2018. The lease agreement includes a contractual lease term which commenced upon substantial completion and delivery of the premises in November 2018. The base term of the lease is 10.75 years and includes an option to extend for an additional term of 5 years. This option to extend the lease term has not been included in the Company’s calculations under ASC 842 as the exercise of the option is highly uncertain and therefore deemed not probable.

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

The balance sheet classification of the Company’s lease liabilities at June 30, 2019 was as follows (in thousands):

Operating lease liabilities
Current portion included in accrued expenses and other current liabilities	$273
Non-current portion included in other long-term liabilities	8,326
Total operating lease liabilities	$8,599

The components of lease costs, which were included in operating expenses in the Company’s statements of operations and comprehensive loss were as follows (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Operating lease cost	$280	$560
Variable cost	91	178
Total lease costs	$371	$738

As of June 30, 2019, the maturities of the Company’s operating lease liabilities are as follows (in thousands):

Fiscal Year Ending December 31,
2019 (remaining 6 months)	$503
2020	1,233
2021	1,270
2022	1,308
2023	1,348
Thereafter	8,304
Total lease payments	13,966
Less:
Present value adjustment	5,367
Operating lease liabilities	$8,599

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used its incremental borrowing rate based on the information available at the lease commencement date. As of June 30, 2019, the remaining lease term is 10.1 years and the discount rate used to determine the operating lease liability was 10.0%.

As of June 30, 2019, the Company is not party to any lease agreements containing material residual value guarantees or material restrictive covenants.

Purchase Obligations

The Company has entered into contractual agreements with various research and development organizations and suppliers in the normal course of its business. All contracts are terminable, with varying provisions regarding termination. If a contract were to be terminated, the Company would only be obligated for the products or services that the Company had received through the time of termination as well as any non-cancelable minimum payments contractually agreed upon prior to the effective date of termination. In the case of terminating a clinical trial agreement with an investigational site conducting clinical activities on behalf of the Company, the Company would also be obligated to provide continued support for appropriate safety procedures through completion or termination of the associated study. At June 30, 2019, the Company had $14.7 million of non-cancelable purchase obligations under these agreements.

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

The Company recognized $0.3 million of milestone expense for the three and six months ended June 30, 2018. The Company did not recognize any milestone expense during the three and six months ended June 30, 2019. Milestone payments are not creditable against royalties. As of June 30, 2019, the Company has not incurred any royalty liabilities related to its license agreements, as product sales have not yet commenced.

Exclusive License Agreement with The Johns Hopkins University

In December 2013, the Company entered into a license agreement with The Johns Hopkins University (“JHU”) for a worldwide exclusive license to develop, use, manufacture and commercialize covered product candidates including AK002, which was amended in September 2016. Under the terms of the agreement, the Company has made upfront and milestone payments of $0.3 million through June 30, 2019 and may be required to make aggregate additional milestone payments of up to $4.0 million. The Company also issued 88,887 shares of common stock as consideration under the JHU license agreement. In addition to milestone payments, the Company is also subject to single-digit royalties to JHU based on future net sales of each licensed therapeutic product candidate by the Company and its affiliates and sublicensees, with up to a low six-digit dollar minimum annual royalty payment.

Non-exclusive License Agreement with BioWa Inc. and Lonza Sales AG

In October 2013, the Company entered into a tripartite agreement with BioWa Inc. (“BioWa”), and Lonza Sales AG (“Lonza”), for the non-exclusive worldwide license to develop and commercialize product candidates including AK002 that are manufactured using a technology jointly developed and owned by BioWa and Lonza. Under the terms of the agreement, the Company has made milestone payments of $0.4 million through June 30, 2019 and may be required to make aggregate additional milestone payments of up to $41.0 million. In addition to milestone payments, the Company is also subject to minimum annual commercial license fees of $40,000 per year to BioWa until such time as BioWa receives royalty payments, as well as low single-digit royalties to BioWa and to Lonza. Royalties are based on future net sales by the Company and its affiliates and sublicensees and vary dependent on Lonza’s participation as sole manufacturer for commercial production.

Indemnification Agreements

The Company has entered into indemnification agreements with certain directors and officers that require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. To date, no such matters have arisen and the Company does not believe that the outcome of any claims under indemnification arrangements will have a material adverse effect on its financial positions, results of operations or cash flows. Accordingly, the Company has not recorded a liability related to such indemnifications at June 30, 2019.

7. Stock-Based Compensation

Total stock-based compensation expense recognized is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Research and development	$1,044	$167	$2,097	$335
General and administrative	2,061	272	3,842	717
Total	$3,105	$439	$5,939	$1,052

No income tax benefits for stock-based compensation expense have been recognized for the three and six months ended June 30, 2019 and 2018 as a result of the Company’s full valuation allowance applied to net deferred tax assets and net operating loss carryforwards.

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

Following the IPO and upon the effectiveness of the 2018 Plan, the Company’s 2012 Equity Incentive Plan, as amended, (the “2012 Plan”), terminated and no further awards will be granted thereunder. All outstanding awards under the 2012 Plan will continue to be governed by their existing terms. Any shares subject to awards granted under the 2012 Plan that, on or after the termination of the 2012 Plan, expire or terminate and shares previously issued pursuant to awards granted under the 2012 Plan that, on or after the termination of the 2012 Plan, are forfeited or repurchased by the Company will be transferred into the 2018 Plan. As of June 30, 2019, the maximum number of shares that may be added to the 2018 Plan pursuant to the preceding clause is 5,470,458 shares.

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

The following weighted-average assumptions were used to calculate the fair value of stock-based awards granted to employees and directors during the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Risk-free interest rate	2.19%	2.93%	2.22%	2.66%
Expected volatility	67.68%	75.00%	67.81%	76.66%
Expected dividend yield	—	—	—	—
Expected term (in years)	5.86	6.08	5.88	5.99

The Company’s stock option activity during the six months ended June 30, 2019 is summarized as follows (number of shares in thousands):

		Weighted-
		Average
	Options	Exercise
	Outstanding	Price
Balance at December 31, 2018	7,811	$8.60
Granted	238	$39.65
Exercised	(1,029)	$0.69
Forfeited	(44)	$39.11
Balance at June 30, 2019	6,976	$10.64
Options exercisable	3,359	$1.74
Options vested and expected to vest	6,940	$10.60

During the three and six months ended June 30, 2019 and 2018, the Company did not grant any stock options with performance-based or market-based vesting conditions, nor did the Company grant any stock options to non-employees in exchange for services.

As of June 30, 2019, total unrecognized stock-based compensation expense relating to unvested stock options was $37.3 million. This amount is expected to be recognized over a weighted-average period of 3.1 years.

2018 Employee Stock Purchase Plan

In July 2018, the Company’s Board of Directors and stockholders approved the 2018 Employee Stock Purchase Plan (the “2018 ESPP”). There are 500,000 shares of common stock initially reserved for issuance under the 2018 ESPP. The number of shares of common stock that may be issued under the 2018 ESPP will automatically increase on each January 1, beginning with the fiscal year ending December 31, 2019, equal to the least of (i) 1,000,000 shares, (ii) 1% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year and (iii) such other amount determined by the 2018 ESPP administrator. Under the 2018 ESPP, employees may purchase shares of the Company’s common stock at a price per share equal to 85% of the lower of the fair market value of the common stock on the first trading day of the offering period or on the exercise date. The 2018 ESPP provides for consecutive, overlapping 24-month offering periods, each of which will include purchase periods. The first offering period commenced on July 18, 2018 and will end on the first trading day on or before August 15, 2020. The second offering period commenced on February 15, 2019. During the three and six months ended June 30, 2019, stock-based compensation expense related to the 2018 ESPP was $0.2 million and $0.3 million, respectively.

8. Defined Contribution Plans

In January 2018, the Company established a defined contribution plan under Section 401(k) of the Internal Revenue Code (the “401(k) plan”). The 401(k) plan covers all employees who meet defined minimum age and service requirements. Employee contributions are voluntary and are determined on an individual basis, limited to the maximum amount allowable under U.S. federal tax regulations. The Company makes matching contributions of up to 4% of the eligible employees’ compensation to the 401(k) plan. During the three and six months ended June 30, 2019, the Company made contributions to the 401(k) plan of $0.1 million and $0.2 million, respectively. During each of the three and six months ended June 30, 2018, the Company made contributions to the 401(k) plan of $0.1 million.

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

Overview

We are a clinical stage biotechnology company developing AK002, our wholly owned monoclonal antibody, for the treatment of various eosinophil and mast cell related diseases. AK002 selectively targets both eosinophils and mast cells, white blood cells that are widely distributed in the body and play a central role in the inflammatory response. Inappropriately activated eosinophils and mast cells have been identified as key drivers in a number of severe diseases affecting the gastrointestinal tract, eyes, skin, lungs and other organs. As such, AK002 has the potential to treat a large number of severe diseases. AK002 has demonstrated activity in clinical trials in patients with eosinophilic gastritis (“EG”), eosinophilic gastroenteritis (“EGE”), chronic urticaria (“CU”), indolent systemic mastocytosis (“ISM”) and severe allergic conjunctivitis (“SAC”). The activity observed in these studies suggest that AK002 could provide significant benefit to patients suffering from these diseases and highlight AK002’s potential to broadly inhibit mast cells and deplete eosinophils in different disease settings.

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

To date, we have not had any products approved for sale and have not generated any revenue nor been profitable. Further, we do not expect to generate revenue from product sales until such time, if ever, that we are able to successfully complete the development and obtain marketing approval for one of our product candidates. We will continue to require additional capital to develop our product candidates and fund operations for the foreseeable future. We have incurred significant operating losses to date and expect to incur significant operating losses for the foreseeable future. Our net losses were $39.0 million and $17.9 million for the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, we had an accumulated deficit of $143.1 million.

Our operations have been financed primarily through the private placements of convertible debt instruments and convertible preferred stock. These private placements provided gross proceeds of $146.9 million. As of June 30, 2019, we had cash, cash equivalents and marketable securities of $153.1 million, which we believe will be sufficient to fund our planned operations for at least the next 12 months from the issuance of our financial statements.

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

The following table summarizes our research and development expenses for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
AK002 contract research and development	$7,093	$2,386	$14,719	$4,685
Consulting and personnel-related costs	5,172	3,196	10,799	5,775
Other unallocated research and development costs	1,846	1,567	3,691	3,090
Total	$14,111	$7,149	$29,209	$13,550

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

Other Income (Expense), Net

Other income (expense), net, primarily consists of amounts realized from gains and losses related to fluctuations in foreign currencies.

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

We recognized zero and $0.3 million of milestone expense for the three and six months ended June 30, 2019 and 2018, respectively. Milestone payments are not creditable against royalties. As of June 30, 2019, we have not incurred any royalty liabilities related to our license agreements, as product sales have not yet commenced.

Exclusive License Agreement with The Johns Hopkins University

In December 2013, we entered into a license agreement with JHU for a worldwide exclusive license to develop, use, manufacture and commercialize covered product candidates including AK002, which was amended in September 2016. Under the terms of the agreement, we have made upfront and milestone payments of $0.3 million through June 30, 2019 and we may be required to make aggregate additional milestone payments of up to $4.0 million. We also issued 88,887 shares of common stock as consideration under the JHU license agreement. In addition to milestone payments, we are also subject to single-digit royalties to JHU based on future net sales of each licensed therapeutic product candidate by us and our affiliates and sublicensees, with up to a low six-digit dollar minimum annual royalty payment.

Non-exclusive License Agreement with BioWa Inc. and Lonza Sales AG

In October 2013, we entered into a tripartite agreement with BioWa and Lonza for the non-exclusive worldwide license to develop and commercialize product candidates including AK002 that are manufactured using a technology jointly developed and owned by BioWa and Lonza. Under the terms of the agreement, we have made milestone payments of $0.4 million through June 30, 2019 and we may be required to make aggregate additional milestone payments of up to $41.0 million. In addition to milestone payments, we are also subject to minimum annual commercial license fees of $40,000 per year to BioWa until such time as BioWa receives royalty payments, as well as low single-digit royalties to BioWa and to Lonza. Royalties are based on future net sales by us and our affiliates and sublicensees and vary dependent on Lonza’s participation as sole manufacturer for commercial production.

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

On an ongoing basis, we evaluate our judgments and estimates in light of changes in circumstances, facts and experience. On January 1, 2019, we adopted ASC 842 resulting in changes to our accounting policies for leases. During the six months ended June 30, 2019, there were no other changes to our critical accounting policies as disclosed in our 2018 Annual Report on Form 10-K.

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

Based on our public float at June 30, 2019, we will cease to be an emerging growth company at December 31, 2019 and, accordingly, we will be required to comply with the auditor attestation requirements of Section 404 to include an opinion from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting for our 2019 Annual Report on Form 10-K.

Results of Operations

Comparison of the Three Months Ended June 30, 2019 and 2018

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended June 30,
	2019	2018
Operating expenses
Research and development	$14,111	$7,149
General and administrative	5,946	2,375
Total operating expenses	20,057	9,524
Loss from operations	(20,057)	(9,524)
Interest income, net	971	292
Other income (expense), net	14	(145)
Net loss	(19,072)	(9,377)
Unrealized gain on marketable securities, net of tax	84	3
Comprehensive loss	$(18,988)	$(9,374)

Research and Development Expenses

Research and development expenses were $14.1 million for the three months ended June 30, 2019 compared to $7.1 million for the three months ended June 30, 2018, an increase of $7.0 million. The period-over-period increase in research and development expenses includes $4.8 million of incremental AK002 contract research and development costs, primarily attributable to $3.1 million of CDMO services and $1.7 million of CRO services. Increased hiring of R&D personnel during fiscal year 2019 contributed to an additional $1.9 million of consulting and personnel-related costs and an additional $0.3 million of unallocated research and development costs related to the conduct of in-house research.

General and Administrative Expenses

General and administrative expenses were $5.9 million for the three months ended June 30, 2019 compared to $2.4 million for the three months ended June 30, 2018, an increase of $3.5 million. The period-over-period increase in general and administrative expenses was primarily attributable to an additional $2.8 million of personnel-related costs resulting from our increased hiring of G&A personnel and $0.7 million of incremental facilities and other administrative costs not otherwise included in research and development expenses.

Interest Income, Net

Interest income, net, was $1.0 million for the three months ended June 30, 2019 compared to $0.3 million for the three months ended June 30, 2018, an increase of $0.7 million. The period-over-period change is directly attributable to increased interest income earned on capital raised by our July 2018 IPO.

Comparison of the Six Months Ended June 30, 2019 and 2018

The following table summarizes our results of operations for the periods indicated (in thousands):

	Six Months Ended June 30,
	2019	2018
Operating expenses
Research and development	$29,209	$13,550
General and administrative	11,775	4,683
Total operating expenses	40,984	18,233
Loss from operations	(40,984)	(18,233)
Interest income, net	2,001	516
Other income (expense), net	(42)	(145)
Net loss	(39,025)	(17,862)
Unrealized gain on marketable securities, net of tax	129	3
Comprehensive loss	$(38,896)	$(17,859)

Research and Development Expenses

Research and development expenses were $29.2 million for the six months ended June 30, 2019 compared to $13.6 million for the six months ended June 30, 2018, an increase of $15.6 million. The period-over-period increase in research and development expenses includes $11.3 million of incremental AK002 contract research and development costs, primarily attributable to $8.3 million of CDMO services and $3.0 million of CRO services. Increased hiring of R&D personnel during fiscal year 2019 contributed to an additional $5.1 million of consulting and personnel-related costs. Period-over-period increases were offset by a $0.8 million decrease to other unallocated research and development costs related to reduced spend on historical product candidates that are no longer in development.

General and Administrative Expenses

General and administrative expenses were $11.8 million for the six months ended June 30, 2019 compared to $4.7 million for the six months ended June 30, 2018, an increase of $7.1 million. The period-over-period increase in general and administrative expenses was primarily attributable to an additional $5.1 million of personnel-related costs resulting from our increased hiring of G&A personnel, as well as $0.6 million of incremental expense incurred from outside professional service providers for legal, information technology, and investor relations activities associated with becoming a publicly traded company in July 2018. Finally, we incurred incremental facilities and other administrative costs of $1.4 million, which includes general business insurance premiums and other such costs not otherwise included in research and development expenses.

Interest Income, Net

Interest income, net, was $2.0 million for the six months ended June 30, 2019 compared to $0.5 million for the six months ended June 30, 2018, an increase of $1.5 million. The period-over-period change is directly attributable to increased interest income earned on capital raised by our July 2018 IPO.

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

As of June 30, 2019, we had cash, cash equivalents and marketable securities of $153.1 million.

Based on our existing business plan, we believe that our current cash, cash equivalents and marketable securities will be sufficient to fund our anticipated level of operations through at least the next 12 months from the issuance of our financial statements.

Summary Cash Flows

Comparison of the Six Months Ended June 30, 2019 and 2018

The following table summarizes the primary sources and uses of our cash, cash equivalents, and restricted cash for the periods indicated (in thousands):

	Six Months Ended June 30,
	2019	2018
Net cash used in operating activities	$(27,702)	$(17,449)
Net cash provided by (used in) investing activities	29,398	(46,396)
Net cash provided by (used in) financing activities	1,101	(1,265)
Net increase (decrease) in cash, cash equivalents and restricted cash	$2,797	$(65,110)

Cash Used in Operating Activities

Net cash used in operating activities was $27.7 million for the six months ended June 30, 2019 which was primarily attributable to our net loss of $39.0 million adjusted for net noncash charges of $5.5 million and net changes in operating assets and liabilities of $5.8 million. Noncash charges included $5.9 million in stock-based compensation expense, $0.7 million in depreciation and amortization expense and $0.1 million in amortization of right-of-use assets, partially offset by $1.3 million in net amortization of premiums and discounts on marketable securities.

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

Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities was $29.4 million for the six months ended June 30, 2019, which consisted of $146.0 million in proceeds from maturities of marketable securities, partially offset by $116.0 million for the purchases of marketable securities and $0.1 million for the purchases of property and equipment.

Net cash used in investing activities was $46.4 million for the six months ended June 30, 2018, which consisted of $44.7 million for the purchases of marketable securities and $1.7 million for the purchases of property and equipment.

Cash Provided by (Used In) Financing Activities

Net cash provided by financing activities was $1.1 million for six months ended June 30, 2019, which consisted primarily of $0.5 million in proceeds received from employees for the exercise of stock options and $0.6 million received from employees for the purchase of shares of common stock through the 2018 ESPP.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. As of June 30, 2019, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred net losses in each reporting period since our inception, have not generated any revenue to date and have financed our operations principally through the sale and issuance of common stock and preferred stock. Our net loss was $43.5 million for the year ended December 31, 2018 and $39.0 million for the six months ended June 30, 2019. As of June 30, 2019, we had an accumulated deficit of $143.1 million. We have devoted substantially all of our resources and efforts to research and development. Our lead compound, AK002, is in clinical development, and our other product candidates are in preclinical development. As a result, we expect that it will be several years, if ever, before we generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to develop and market additional potential products.

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

As of June 30, 2019, we had $153.1 million in cash, cash equivalents and marketable securities, which includes proceeds from our IPO and concurrent private placement that we completed on July 23, 2018. We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements through at least the next 12 months. Our estimate as to how long we expect our existing cash, cash equivalents and marketable securities to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

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

The success of AK002 will depend on several factors, including the following:

•	successful and timely completion of our clinical trials of AK002;
•	initiation and successful patient enrollment and completion of additional clinical trials on a timely basis;
•	efficacy, safety and tolerability profiles that are satisfactory to the FDA or any comparable foreign regulatory authority for marketing approval;
•	timely receipt of marketing approvals for AK002 from applicable regulatory authorities;
•	the extent of any required post-marketing approval commitments to applicable regulatory authorities;
•	the maintenance of existing or the establishment of new supply arrangements with third-party drug product suppliers and manufacturers;
•	the maintenance of existing or the establishment of new scaled production arrangements with third-party manufacturers to obtain finished products that are appropriately packaged for sale;
•	obtaining and maintaining patent protection, trade secret protection and regulatory exclusivity, both in the United States and internationally;
•	protection of our rights in our intellectual property portfolio, including our licensed intellectual property;
•	successful launch of commercial sales following any marketing approval;
•	a continued acceptable safety profile following any marketing approval;
•	commercial acceptance by patients, the medical community and third-party payors; and
•	our ability to compete with other therapies.

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

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or comparable foreign regulatory authorities. Patient enrollment is a significant factor in the timing of clinical trials. In particular, our ability to enroll eligible patients may be limited or may result in slower enrollment than we anticipate.

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

Our product candidates may not achieve adequate market acceptance among physicians, hospitals, patients, healthcare payors and others in the medical community necessary for commercial success.

Even if our product candidates receive regulatory approval, they may not gain adequate market acceptance among physicians, hospitals, patients, healthcare payors and others in the medical community. The degree of market acceptance of any of our approved product candidates will depend on a number of factors, including:

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

Our future operating results are dependent on our ability to successfully develop, obtain regulatory approval for, and then successfully commercialize other product candidates in addition to AK002. The success of any product candidates we may develop will depend on many factors, including, among other things, the following:

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

We are not aware of any other company or organization that is conducting clinical trials of a product candidate that targets both eosinophils and mast cells, including any product candidate that specifically targets Siglec-8. The competition we may face with respect to the indications we are targeting with AK002 includes, without limitation, Regeneron, AstraZeneca, Celgene, Shire, and Dr. Falk Pharma for EGIDs, Blueprint Medicines for ISM, and Novartis Pharmaceuticals, Genentech, and Gossamer Bio for CU. In addition, we are currently evaluating a host of other indications, and if we were to initiate trials in any such indication, we would likely face significant competition from a number of additional competitors. These companies, or other major multinational pharmaceutical and biotechnology companies, emerging and start-up companies, universities and other research institutions, could focus their future efforts on developing competing therapies and treatments for any of the indications we are currently targeting or may target in the future. Many of these current and potential competitors have significantly greater financial, manufacturing, marketing, drug development, technical and human resources and commercial expertise than we do. Large pharmaceutical and biotechnology companies, in particular, have extensive experience in clinical testing, obtaining regulatory approvals, recruiting patients and manufacturing biotechnology products. These companies also have significantly greater research and marketing capabilities than we do and may also have products that have been approved or are in late stages of development, and collaborative arrangements in our target markets with leading companies and research institutions. Established pharmaceutical and biotechnology companies may also invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make the product candidates that we develop obsolete. As a result of all of these factors, our competitors may succeed in obtaining approval from the FDA or foreign regulatory authorities or discovering, developing and commercializing products in our field before we do.

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

We are currently focusing our efforts on a small number of indications. As a result, we may forego or delay pursuit of opportunities for other indications or with other product candidates that may have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial drugs or profitable market opportunities. Our spending on current and future research and development activities for specific indications may not yield any commercially viable drugs. If we do not accurately evaluate the commercial potential or target markets for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other strategic arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

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

Our product candidates are subject to extensive governmental regulations relating to, among other things, research, testing, development, manufacturing, safety, efficacy, approval, recordkeeping, reporting, labeling, storage, packaging, advertising and promotion, pricing, marketing and distribution of drugs and therapeutic biologics. Rigorous preclinical testing and clinical trials and an extensive regulatory approval process must be successfully completed in the United States and in many foreign jurisdictions before a new drug or therapeutic biologic can be marketed. Satisfaction of these and other regulatory requirements is costly, time-consuming, uncertain and subject to unanticipated delays. For example, despite the recent completion of our Phase 2 clinical trial in patients with EG and/or EGE, significant regulatory hurdles remain, both near term and long term, before AK002 can obtain regulatory approval in the United States.  In the near term, we must schedule an end of Phase 2 meeting with the FDA and if we are unable to do so in a timely manner, our timeline for the commercialization of our product candidate could be extended.  In the longer term, we will need to reach agreement with the FDA on the design for our Phase 3 clinical trial, and of course conduct such trial.  There can be no assurance we will be able to successfully conclude these undertakings in a timely manner, and it is possible that none of the product candidates we may develop will obtain the regulatory approvals necessary for us to begin selling them.

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

We have conducted Phase 1 and Phase 2 clinical trials in healthy volunteers, as well as in patients with EG, EGE, CU, ISM and SAC. However, we do not know the predictive value of these trials for our future clinical trials, and we cannot guarantee that any positive results in preclinical studies or previous clinical trials will successfully translate to patients in our future clinical trials. It is not uncommon to observe results in clinical trials that are unexpected based on preclinical testing, and many product candidates fail in clinical trials despite promising preclinical results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for their products. Because Siglec-8 is only naturally expressed in humans and certain other primates, there is no standard animal toxicology model for anti-Siglec-8 therapies, and the acceptability of our preclinical safety data for AK002 depends on the continued acceptance by the FDA and EMA, and the acceptance by other regulatory authorities, of the use of our proprietary transgenic mice models for toxicology studies.

AK002 has generally been well tolerated in our clinical trials. The most common adverse event has been the occurrence of mild to moderate infusion-related reactions (“IRRs”) (consisting of flushing, feeling of warmth, headache, nausea or dizziness) which occurred mostly, but not exclusively, during the first infusion. Temporal interruption of the AK002 infusion and minimal intervention generally resulted in prompt resolution of symptoms and ability to resume the infusion without further complications, although there have been instances when an IRR has resulted in a subject being discontinued from a trial. Subjects in our ongoing and planned clinical trials may in the future suffer other significant adverse events or other side effects not observed in our preclinical studies or previous clinical trials. If clinical trials of our product candidates fail to demonstrate efficacy to the satisfaction of regulatory authorities or do not otherwise produce positive results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, development and commercialization of our product candidates.

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

We currently conduct clinical trials both in the United States and in other countries. We may in the future choose to conduct additional clinical trials in countries outside the United States, including in Europe. The acceptance of study data by the FDA, EMA or applicable foreign regulatory authority from clinical trials conducted outside of their respective jurisdictions may be subject to certain conditions. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the United States population and United States medical practice and (ii) the trials are performed by clinical investigators of recognized competence and pursuant to current good clinical practices regulations. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory bodies have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA, EMA or any applicable foreign regulatory authority will accept data from trials conducted outside of its applicable jurisdiction. If the FDA, EMA or any applicable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our product candidates not receiving approval or clearance for commercialization in the applicable jurisdiction.

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

Regulatory authorities in some jurisdictions, including the United States and the European Union, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. We have obtained orphan drug designation for EG and EGE in the United States and for ISM in the United States and European Union. We expect to seek orphan drug designation for AK002 for other gastrointestinal diseases and may seek orphan drug designations for other indications or for other of our product candidates. There can be no assurances that we will be able to obtain such designations.

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

The Trump Administration and certain members of Congress have made various efforts to repeal all or portions of the Affordable Care Act (“ACA”), including suspending the penalties for failing to comply with the individual insurance mandate, removing funds designed to drive enrollment in the program, repealing the “Cadillac tax” on certain high-cost, employee-sponsored health insurance plans and coming within a single vote in the U.S. Senate of repealing the ACA altogether. There is uncertainty with respect to the impact future actions by the Trumps Administration or Congress may have and any changes likely will take time to unfold, and could have an impact on coverage and reimbursement for healthcare items and services covered by plans that were authorized by the ACA. However, we cannot predict the ultimate content, timing or effect of any further healthcare reform legislation or the impact of potential legislation on us. In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, effective April 1, 2013, which, due to subsequent legislative amendments, will stay in effect through 2025 unless additional Congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our drugs, if approved, and accordingly, our financial operations.

We expect that the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product. For example, the Trump Administration has contemplated certain executive actions and campaigned upon policies aiming to lower the cost of prescription drugs in the U.S., including possibly implementing a “most favored nations” clause where the U.S. would pay no more than the country with the lowest prescription drug prices. Similarly, many of Democratic candidates for the 2020 Presidential election have made drug price reform a focal point of their presidential campaigns. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our product candidates.

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

If we fail to comply with applicable U.S. and foreign privacy and data protection laws and regulations, we may be subject to liabilities that adversely affect our business, operations and financial performance.

We are subject to federal and state laws and regulations requiring that we take measures to protect the privacy and security of certain information we gather and use in our business. For example, federal and state security breach notification laws, state health information privacy laws and federal and state consumer protection laws impose requirements regarding the collection, use, disclosure and storage of personal information. In addition, in June 2018, California enacted the California Consumer Privacy Act (the “CCPA”), which takes effect on January 1, 2020. The CCPA gives California residents expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that may increase data breach litigation. Although the CCPA includes exemptions for certain clinical trials data, and HIPAA protected health information, the law may increase our compliance costs and potential liability with respect to other personal information we collect about California residents. The CCPA has prompted a number of proposals for new federal and state privacy legislation that, if passed, could increase our potential liability, increase our compliance costs and adversely affect our business.

We may also be subject to or affected by foreign laws and regulations, including regulatory guidance, governing the collection, use, disclosure, security, transfer and storage of personal data, such as information that we collect about patients and healthcare providers in connection with clinical trials and our other operations in the U.S. and abroad. The global legislative and regulatory landscape for privacy and data protection continues to evolve, and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. This evolution may create uncertainty in our business, result in liability or impose additional costs on us. The cost of compliance with these laws, regulations and standards is high and is likely to increase in the future. For example, the EU has adopted the General Data Protection Regulation (the “GDPR”), which introduces strict requirements for processing personal data. The GDPR increases our compliance burden with respect to data protection, including by mandating potentially burdensome documentation requirements and granting certain rights to individuals to control how we collect, use, disclose, retain and leverage information about them. The processing of sensitive personal data, such as information about health conditions, entails heightened compliance burdens under the GDPR and is a topic of active interest among foreign regulators. In addition, the GDPR provides for breach reporting requirements, more robust regulatory enforcement and fines of up to the greater of 20 million euros or 4% of annual global revenue. While companies are afforded some flexibility in determining how to comply with the GDPR’s various requirements, significant effort and expense are required to ensure continuing compliance with the GDPR. Moreover, the requirements under the GDPR and guidance issued by different EU member states may change periodically or may be modified, and such changes or modifications could have an adverse effect on our business operations if compliance becomes substantially costlier than under current requirements. It is also possible that each of these privacy laws may be interpreted and applied in a manner that is inconsistent with our practices. Further, Brexit has created uncertainty with regard to data protection regulation in the UK. In particular, it is unclear whether, post Brexit, the UK will enact data protection legislation equivalent to the GDPR and how data transfers to and from the United Kingdom will be regulated. Any failure or perceived failure by us to comply with federal, state, or foreign laws or self-regulatory standards could result in negative publicity, diversion of management time and effort and proceedings against us by governmental entities or others. In many jurisdictions, enforcement actions and consequences for noncompliance are rising. As we continue to expand into other foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business.

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

Our business activities may be subject to the Foreign Corrupt Practices Act (“FCPA”), the UK Bribery Act 2010 (“UK Bribery Act”), and other similar anti-bribery and anti-corruption laws of other countries in which we operate.

We have conducted and have ongoing studies in international locations, and may in the future initiate additional studies in countries other than the United States. Our business activities may be subject to the FCPA, the UK Bribery Act and other similar anti-bribery or anti-corruption laws, regulations or rules of other countries in which we operate. The FCPA generally prohibits offering, promising, giving or authorizing others to give anything of value, either directly or indirectly, to a non-U.S. government official in order to influence official action or otherwise obtain or retain business. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls. Our business is heavily regulated and therefore involves significant interaction with public officials, including officials of non-U.S. governments. Additionally, in many other countries, the health care providers who prescribe pharmaceuticals are employed by their government, and the purchasers of pharmaceuticals are government entities; therefore, our dealings with these prescribers and purchasers are subject to regulation under the FCPA. Recently the SEC and Department of Justice have increased their FCPA enforcement activities with respect to biotechnology and pharmaceutical companies. There is no certainty that all of our employees, agents or contractors, or those of our affiliates, will comply with all applicable laws and regulations, particularly given the high level of complexity of these laws. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, the closing down of our facilities, requirements to obtain export licenses, cessation of business activities in sanctioned countries, implementation of compliance programs and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our products in one or more countries and could materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees and our business, prospects, operating results and financial condition.

Risks Related to Employee Matters, Managing Our Growth and Other Risks Related to Our Business

Our success is highly dependent on the services of our Chief Executive Officer, Dr. Robert Alexander, and our President and Chief Operating Officer, Dr. Adam Tomasi, and our ability to attract and retain highly skilled executive officers and employees.

To succeed, we must recruit, retain, manage and motivate qualified clinical, scientific, technical and management personnel, and we face significant competition for experienced personnel. We are highly dependent on the principal members of our management and scientific and medical staff, particularly our Chief Executive Officer, Dr. Robert Alexander, and our President and Chief Operating Officer, Dr. Adam Tomasi. If we do not succeed in attracting and retaining qualified personnel, particularly at the management level, it could adversely affect our ability to execute our business plan and harm our operating results. In particular, the loss of one or more of our executive officers, including Dr. Alexander or Dr. Tomasi, could be detrimental to us if we cannot recruit suitable replacements in a timely manner. The competition for qualified personnel in the biotechnology field is intense and as a result, we may be unable to continue to attract and retain qualified personnel necessary for the future success of our business. In addition to competition for personnel, the San Francisco Bay Area in particular is characterized by a high cost of living. We could in the future have difficulty attracting experienced personnel to our company and may be required to expend significant financial resources in our employee recruitment and retention efforts.

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

At June 30, 2019, we had 68 full-time employees, including 46 employees engaged in research and development. In order to successfully implement our development and commercialization plans and strategies, and as we transition into operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

The trading price of our common stock has been, and is likely to continue to be, highly volatile and subject to wide fluctuations in response to various factors, some of which we cannot control. We priced our IPO at $18.00 per share on July 19, 2018 and, our common stock reached a high of $65.48 per share during the fourth quarter of 2018. As of July 31, 2019, the closing price of our common stock was $34.77. The trading price of our common stock could be subject to wide fluctuations in response to various factors, which in addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q, include:

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

As of June 30, 2019, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 79.5% of our outstanding voting stock. As a result, this group of stockholders has the ability to significantly influence all matters requiring stockholder approval, including the election of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

Based on our public float at June 30, 2019, we will cease to be an emerging growth company at December 31, 2019 and, accordingly, we will be required to comply with the auditor attestation requirements of Section 404 to include an opinion from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting for our 2019 Annual Report on Form 10-K.

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

Our amended and restated certificate of incorporation further provides that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act (such provision, the “Federal Forum Provision”). However, on December 19, 2018, the Delaware Court of Chancery issued a decision in Matthew Sciabacucchi v. Matthew B. Salzberg et al., C.A. No. 2017-0931-JTL (Del. Ch.), finding that such provisions such as the Federal Forum Provision are not valid under Delaware law. In light of this decision of the Delaware Court of Chancery, we do not intend to enforce the federal forum provision in our amended and restated certificate of incorporation unless and until such time there is a final determination by the Delaware Supreme Court regarding the validity of such provisions. If the decision is not appealed or if the Delaware Supreme Court affirms the Delaware Chancery Court’s decision, then we will seek approval by our stockholders to amend our certificate of incorporation at our next regularly-scheduled annual meeting of stockholders to remove the Federal Forum Provision.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

There were no unregistered securities sold by us during the six months ended June 30, 2019.

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

Item 3. Defaults Upon Senior Securities.

Not applicable

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

None

Item 6. Exhibits.

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Number	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-38582	3.1	7/24/2018

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-38582	3.2	7/24/2018

10.8+	Employment Letter between the Registrant and Leo Redmond.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
+	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Allakos Inc.

Date: August 5, 2019	By:	/s/ Robert Alexander
Robert Alexander
Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2019	By:	/s/ Leo Redmond
Leo Redmond
Chief Financial Officer (Principal Financial and Accounting Officer)