Form 10-Q
period 2019-09-30
Allakos Inc.
filed 2019-11-12
CIK 1564824

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 5, 2019, the registrant had 48,665,674 shares of common stock outstanding.

ALLAKOS INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited).

allakos inc.

balance sheets

(in thousands, except per share data)

	September 30,	December 31,
	2019	2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$308,805	$33,660
Investments in marketable securities	208,199	145,246
Prepaid expenses and other current assets	3,071	2,703
Total current assets	520,075	181,609
Property and equipment, net	8,427	8,848
Operating lease right-of-use assets	5,843	—
Other long-term assets	802	802
Total assets	$535,147	$191,259
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$3,823	$2,092
Accrued expenses and other current liabilities	8,675	3,164
Total current liabilities	12,498	5,256
Other long-term liabilities	8,223	2,009
Total liabilities	20,721	7,265
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock, $0.001 par value per share; 20,000 shares authorized as of September 30, 2019 and December 31, 2018; no shares issued and outstanding as of September 30, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value per share; 200,000 shares authorized as of September 30, 2019 and December 31, 2018; 48,664 and 42,117 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	48	42
Additional paid-in capital	679,145	288,079
Accumulated other comprehensive gain (loss)	102	(15)
Accumulated deficit	(164,869)	(104,112)
Total stockholders’ equity	514,426	183,994
Total liabilities and stockholders’ equity	$535,147	$191,259

See accompanying notes to unaudited interim financial statements

Allakos Inc.

Statements of Operations and Comprehensive Loss

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Operating expenses
Research and development	$16,067	$8,706	$45,276	$22,256
General and administrative	7,517	3,269	19,292	7,952
Total operating expenses	23,584	11,975	64,568	30,208
Loss from operations	(23,584)	(11,975)	(64,568)	(30,208)
Interest income, net	1,887	836	3,888	1,352
Other expense, net	(35)	(9)	(77)	(154)
Net loss	(21,732)	(11,148)	(60,757)	(29,010)
Unrealized gain (loss) on marketable securities, net of tax	(12)	(36)	117	(33)
Comprehensive loss	$(21,744)	$(11,184)	$(60,640)	$(29,043)
Net loss per common share:
Basic and diluted	$(0.47)	$(0.34)	$(1.38)	$(2.34)
Weighted-average number of common shares outstanding:
Basic and diluted	46,280	32,609	44,025	12,406

See accompanying notes to unaudited interim financial statements

Allakos Inc.

Statements of CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

(unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	—	$—	42,117	$42	$288,079	$(15)	$(104,112)	$183,994
Stock-based compensation expense	—	—	—	—	2,834	—	—	2,834
Issuance of common stock upon exercise of stock options	—	—	968	1	367	—	—	368
Issuance of common stock upon 2018 ESPP purchase	—	—	39	—	595	—	—	595
Vesting of restricted common stock	—	—	—	—	6	—	—	6
Unrealized gain on marketable securities, net of tax	—	—	—	—	—	45	—	45
Net loss	—	—	—	—	—	—	(19,953)	(19,953)
Balance at March 31, 2019	—	$—	43,124	$43	$291,881	$30	$(124,065)	$167,889
Stock-based compensation expense	—	—	—	—	3,105	—	—	3,105
Issuance of common stock upon exercise of stock options	—	—	60	—	138	—	—	138
Vesting of restricted common stock	—	—	—	—	6	—	—	6
Unrealized gain on marketable securities, net of tax	—	—	—	—	—	84	—	84
Net loss	—	—	—	—	—	—	(19,072)	(19,072)
Balance at June 30, 2019	—	$—	43,184	$43	$295,130	$114	$(143,137)	$152,150
Stock-based compensation expense	—	—	—	—	3,960	—	—	3,960
Issuance of common stock upon exercise of stock options	—	—	218	—	1,934	—	—	1,934
Issuance of common stock upon 2018 ESPP purchase	—	—	35	—	595	—	—	595
Issuance of common stock upon follow-on offering, net of offering costs of $24,975	—	—	5,227	5	377,520	—	—	377,525
Vesting of restricted common stock	—	—	—	—	6	—	—	6
Unrealized loss on marketable securities, net of tax	—	—	—	—	—	(12)	—	(12)
Net loss	—	—	—	—	—	—	(21,732)	(21,732)
Balance at September 30, 2019	—	$—	48,664	$48	$679,145	$102	$(164,869)	$514,426

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2017	30,971	$142,969	2,114	$3	$1,803	$—	$(60,574)	$(58,768)
Stock-based compensation expense	—	—	—	—	614	—	—	614
Vesting of restricted common stock	—	—	—	—	6	—	—	6
Net loss	—	—	—	—	—	—	(8,485)	(8,485)
Balance at March 31, 2018	30,971	$142,969	2,114	$3	$2,423	$—	$(69,059)	$(66,633)
Stock-based compensation expense	—	—	—	—	438	—	—	438
Proceeds from repayment of recourse promissory note	—	50	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	416	—	291	—	—	291
Vesting of restricted common stock	—	—	—	—	6	—	—	6
Unrealized gain on marketable securities, net of tax	—	—	—	—	—	3	—	3
Net loss	—	—	—	—	—	—	(9,377)	(9,377)
Balance at June 30, 2018	30,971	$143,019	2,530	$3	$3,158	$3	$(78,436)	$(75,272)
Stock-based compensation expense	—	—	—	—	979	—	—	979
Proceeds from repayment of recourse promissory note	—	(50)	—	—	50	—	—	50
Issuance of common stock upon initial public offering, net of offering costs of $3,466	—	—	8,453	8	138,349	—	—	138,357
Conversion of preferred stock upon initial public offering	(30,971)	(142,969)	30,972	30	142,939	—	—	142,969
Issuance of common stock upon exercise of stock options	—	—	111	1	49	—	—	50
Issuance of common stock upon exercise of warrants	—	—	47	—	—	—	—	—
Vesting of restricted common stock	—	—	—	—	6	—	—	6
Unrealized gain on marketable securities, net of tax	—	—	—	—	—	(36)	—	(36)
Net loss	—	—	—	—	—	—	(11,148)	(11,148)
Balance at September 30, 2018	—	$—	42,113	$42	$285,530	$(33)	$(89,584)	$195,955

See accompanying notes to unaudited interim financial statements

Allakos Inc.

Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2019	2018
Cash flows from operating activities
Net loss	$(60,757)	$(29,010)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,117	183
Accretion of tenant improvement allowance	—	(52)
Stock-based compensation	9,899	2,031
Net amortization of premiums and discounts on marketable securities	(2,083)	(634)
Noncash lease expense	207	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	292	(2,706)
Other long-term assets	—	440
Accounts payable	1,731	915
Accrued expenses and other current liabilities	5,652	2,637
Other long-term liabilities	41	395
Net cash used in operating activities	(43,901)	(25,801)
Cash flows from investing activities
Purchases of marketable securities	(259,413)	(159,456)
Proceeds from maturities of marketable securities	198,000	18,000
Purchases of property and equipment	(696)	(4,261)
Net cash used in investing activities	(62,109)	(145,717)
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	377,525	138,357
Proceeds from exercise of stock options	2,440	341
Proceeds from issuance of common stock under the 2018 ESPP	1,190	—
Proceeds from the repayment of recourse promissory note	—	50
Net cash provided by financing activities	381,155	138,748
Net increase (decrease) in cash, cash equivalents and restricted cash	275,145	(32,770)
Cash, cash equivalents and restricted cash, beginning of period	34,462	85,207
Cash, cash equivalents and restricted cash, end of period	$309,607	$52,437
Supplemental disclosures
Noncash investing and financing items:
Right-of-use assets obtained in exchange for lease obligations (1)	$6,050	$—
Property and equipment purchased in accounts payable	$—	$1,715
Lessor funded lease incentives included in property and equipment	$—	$1,386
Vesting of restricted common stock subject to repurchase	$18	$18

(1)	Amount for the nine months ended September 30, 2019 includes a transition adjustment recorded as part of the Company’s adoption of a new lease accounting policy effective January 1, 2019.

See accompanying notes to unaudited interim financial statements

ALLAKOS INC.

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

1. Organization and Business

Allakos Inc. (“Allakos” or the “Company”) was incorporated in the state of Delaware in March 2012. Allakos is a clinical stage biopharmaceutical company focused on the development of antolimab (AK002) for the treatment of eosinophil and mast cell related diseases. The Company’s primary activities to date have included establishing its facilities, recruiting personnel, conducting research and development of its product candidates and raising capital. The Company’s operations are located in Redwood City, California.

Liquidity Matters

Since inception, the Company has incurred net losses and negative cash flows from operations. During the nine months ended September 30, 2019, the Company incurred a net loss of $60.8 million and used $43.9 million of cash in operations. At September 30, 2019, the Company had an accumulated deficit of $164.9 million and does not expect to experience positive cash flows from operating activities in the foreseeable future. The Company has financed its operations to date primarily through the sale of common stock and issuance of convertible preferred stock. Management expects to incur additional operating losses in the future as the Company continues to further develop, seek regulatory approval for and, if approved, commence commercialization of its product candidates. The Company had $517.0 million of cash, cash equivalents and marketable securities at September 30, 2019. Management believes that this amount is sufficient to fund the Company’s operations for at least the next 12 months from the issuance date of these financial statements.

July 2018 Initial Public Offering and Related Transactions

On July 23, 2018, the Company completed an initial public offering (“IPO”), selling 8,203,332 shares of common stock at an offering price of $18.00 per share (the “July 2018 IPO”). Proceeds from the July 2018 IPO, net of underwriting discounts and commissions, were $137.3 million. Concurrently with the July 2018 IPO, the Company completed a private placement of 250,000 shares of common stock at the IPO offering price of $18.00 per share to an existing stockholder. Proceeds from this private placement were $4.5 million.

In connection with the completion of the July 2018 IPO, all then outstanding shares of convertible preferred stock were converted into 30,971,627 shares of common stock.

Upon the completion of the July 2018 IPO, the Company’s certificate of incorporation was amended and restated. Under the amended and restated certificate of incorporation, the Company’s authorized capital stock consists of 200,000,000 shares of common stock with a par value $0.001 per share and 20,000,000 shares of convertible preferred stock with a par value $0.001 per share.

August 2019 Follow-On Offering

On August 9, 2019, the Company closed an underwritten public offering (the “August 2019 Offering”) under its shelf registration statement on Form S-3 (File No. 333-233018) pursuant to which the Company sold an aggregate of 5,227,272 shares of common stock of the Company at a public offering price of $77.00 per share. The Company received aggregate net proceeds of $377.5 million, after deducting the underwriting discounts and commissions and offering expenses.

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

The interim balance sheet as of September 30, 2019, the statements of operations and comprehensive loss, statements of convertible preferred stock and stockholders’ equity (deficit) and statements of cash flows for the nine months ended September 30, 2019 and 2018 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair presentation of the Company’s financial position as of September 30, 2019 and its results of operations and comprehensive loss for the three and nine months ended September 30, 2019 and 2018 and its cash flows for the nine months ended September 30, 2019 and 2018. Certain information and note disclosures normally included in annual audited financial statements prepared in accordance with U.S. GAAP have been omitted. The financial data and the other financial information disclosed in these notes to the interim financial statements are also unaudited. The results of operations for any interim period are not necessarily indicative of the results to be expected for the entire year or for any other future annual or interim period. The balance sheet as of December 31, 2018 included herein was derived from the audited financial statements as of that date. These interim financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2019.

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

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents. Restricted cash as of September 30, 2019 represents $0.8 million in deposits restricted from withdrawal and held by a bank in the form of collateral for an irrevocable standby letter of credit held as security for the lease of the Company’s facility in Redwood City, California. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Company’s balance sheets and which, in aggregate, represent the amounts reported in the accompanying statements of cash flows (in thousands):

	September 30,	December 31,
	2019	2018
Cash and cash equivalents	$308,805	$33,660
Restricted cash in other long-term assets, deposit for lease facility	802	802
Total cash, cash equivalents and restricted cash	$309,607	$34,462

	September 30,	December 31,
	2018	2017
Cash and cash equivalents	$51,635	$85,207
Restricted cash in other long-term assets, deposit for lease facility	802	—
Total cash, cash equivalents and restricted cash	$52,437	$85,207

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

Basic and diluted net loss per share was calculated as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Numerator:
Net loss	$(21,732)	$(11,148)	$(60,757)	$(29,010)
Denominator:
Weighted-average shares of common stock outstanding, basic and diluted	46,280	32,609	44,025	12,406
Net loss per share, basic and diluted	$(0.47)	$(0.34)	$(1.38)	$(2.34)

The following table sets forth the potentially dilutive securities that have been excluded from the calculation of diluted net loss per share due to their anti-dilutive effect for the periods indicated (in thousands):

	Three and Nine Months Ended
	September 30,
	2019	2018
Options to purchase common stock	7,048	6,779
Unvested restricted common stock	5	62
Shares issuable under 2018 Employee Stock Purchase Plan	11	12
Total	7,064	6,853

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

3. Fair Value Measurements

The Company measures and reports certain financial instruments as assets and liabilities at fair value on a recurring basis. Financial instruments that are highly liquid with original maturities of three months or less from the date of purchase are included within cash equivalents. Financial instruments that are not highly liquid, or for which their original maturities are greater than three months, are classified as investments in marketable securities. The Company’s financial assets measured at fair value on a recurring basis were as follows (in thousands):

	September 30, 2019
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$256,957	$—	$—	$256,957
U.S. treasuries	49,935	—	—	49,935
Total cash equivalents	$306,892	$—	$—	$306,892
Short-term marketable securities
U.S. treasuries	$208,199	$—	$—	$208,199
Total short-term marketable securities	$208,199	$—	$—	$208,199
Total cash equivalents and short-term marketable securities	$515,091	$—	$—	$515,091

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$31,555	$—	$—	$31,555
Total cash equivalents	$31,555	$—	$—	$31,555
Short-term marketable securities
U.S. treasuries	$145,246	$—	$—	$145,246
Total short-term marketable securities	$145,246	$—	$—	$145,246
Total cash equivalents and short-term marketable securities	$176,801	$—	$—	$176,801

The Company evaluates transfers between levels at the end of each reporting period. There were no transfers of assets or liabilities between levels during the three and nine months ended September 30, 2019 and 2018.

4. Marketable Securities

All marketable securities were considered available-for-sale at September 30, 2019. The amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s marketable securities by major security type at September 30, 2019 and December 31, 2018 are summarized in the table below (in thousands):

	September 30, 2019
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale securities
U.S. treasuries classified as cash equivalents	$49,932	$4	$(1)	$49,935
U.S. treasuries classified as investments	208,100	108	(9)	208,199
Total available-for-sale securities	$258,032	$112	$(10)	$258,134

	December 31, 2018
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale securities
U.S. treasuries classified as cash equivalents	$145,261	$—	$(15)	$145,246
Total available-for-sale securities	$145,261	$—	$(15)	$145,246

The Company had no other-than-temporary impairments on its marketable securities during the three and nine months ended September 30, 2019 and 2018. The Company has the intent and ability to hold all marketable securities until their maturities.

5. Balance Sheet Components and Supplemental Disclosures

Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	September 30,	December 31,
	2019	2018
Laboratory equipment	$3,882	$3,272
Furniture and office equipment	1,695	1,666
Leasehold improvements	4,581	4,545
	10,158	9,483
Less accumulated depreciation	(1,731)	(635)
Property and equipment, net	$8,427	$8,848

Depreciation and amortization expense for the three months ended September 30, 2019 and 2018 was $0.4 million and $0.1 million, respectively. Depreciation and amortization expense for the nine months ended September 30, 2019 and 2018 was $1.1 million and $0.2 million, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2019	2018
Accrued contract research and development	$4,689	$1,866
Accrued compensation and benefits	3,535	1,041
Lease liability, current	391	—
Lease incentive obligation, current	—	123
Other current liabilities	60	134
Total	$8,675	$3,164

6. Commitments and Contingencies

Lease Obligations

As described in Note 2, the Company adopted ASC 842 effective January 1, 2019. Prior period amounts have not been adjusted and continue to be reported in accordance with the Company’s previous accounting method. The Company terminated its previous lease agreement for its San Carlos, California office during the year ended December 31, 2018 and as of September 30, 2019, the Company’s outstanding lease obligations primarily relate to leased office and laboratory space under a single noncancelable operating lease entered into during January 2018. The lease agreement includes a contractual lease term which commenced upon substantial completion and delivery of the premises in November 2018. The base term of the lease is 10.75 years and includes an option to extend for an additional term of 5 years. This option to extend the lease term has not been included in the Company’s calculations under ASC 842 as the exercise of the option is highly uncertain and therefore deemed not probable.

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

The balance sheet classification of the Company’s lease liabilities at September 30, 2019 was as follows (in thousands):

Operating lease liabilities
Current portion included in accrued expenses and other current liabilities	$391
Non-current portion included in other long-term liabilities	8,223
Total operating lease liabilities	$8,614

The components of lease costs, which were included in operating expenses in the Company’s statements of operations and comprehensive loss were as follows (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Operating lease cost	$279	$839
Variable cost	83	259
Total lease costs	$362	$1,098

As of September 30, 2019, the maturities of the Company’s operating lease liabilities are as follows (in thousands):

Fiscal Year Ending December 31,
2019 (remaining 3 months)	$304
2020	1,233
2021	1,270
2022	1,308
2023	1,348
Thereafter	8,304
Total lease payments	13,767
Less:
Present value adjustment	5,153
Operating lease liabilities	$8,614

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used its incremental borrowing rate based on the information available at the lease commencement date. As of September 30, 2019, the remaining lease term is 9.8 years and the discount rate used to determine the operating lease liability was 10.0%.

As of September 30, 2019, the Company is not party to any lease agreements containing material residual value guarantees or material restrictive covenants.

Purchase Obligations

The Company has entered into contractual agreements with various research and development organizations and suppliers in the normal course of its business. All contracts are terminable, with varying provisions regarding termination. If a contract were to be terminated, the Company would only be obligated for the products or services that the Company had received through the time of termination as well as any non-cancelable minimum payments contractually agreed upon prior to the effective date of termination. In the case of terminating a clinical trial agreement with an investigational site conducting clinical activities on behalf of the Company, the Company would also be obligated to provide continued support for appropriate safety procedures through completion or termination of the associated study. At September 30, 2019, the Company had $6.5 million of non-cancelable purchase obligations under these agreements.

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

The Company recognized $0.3 million of milestone expense for the nine months ended September 30, 2018. The Company did not recognize any milestone expense during the three and nine months ended September 30, 2019. Milestone payments are not creditable against royalties. As of September 30, 2019, the Company has not incurred any royalty liabilities related to its license agreements, as product sales have not yet commenced.

Exclusive License Agreement with The Johns Hopkins University

In December 2013, the Company entered into a license agreement with The Johns Hopkins University (“JHU”) for a worldwide exclusive license to develop, use, manufacture and commercialize covered product candidates including antolimab (AK002), which was amended in September 2016. Under the terms of the agreement, the Company has made upfront and milestone payments of $0.3 million through September 30, 2019 and may be required to make aggregate additional milestone payments of up to $4.0 million. The Company also issued 88,887 shares of common stock as consideration under the JHU license agreement. In addition to milestone payments, the Company is also subject to single-digit royalties to JHU based on future net sales of each licensed therapeutic product candidate by the Company and its affiliates and sublicensees, with up to a low six-digit dollar minimum annual royalty payment.

Non-exclusive License Agreement with BioWa Inc. and Lonza Sales AG

In October 2013, the Company entered into a tripartite agreement with BioWa Inc. (“BioWa”), and Lonza Sales AG (“Lonza”), for the non-exclusive worldwide license to develop and commercialize product candidates including antolimab (AK002) that are manufactured using a technology jointly developed and owned by BioWa and Lonza. Under the terms of the agreement, the Company has made milestone payments of $0.4 million through September 30, 2019 and may be required to make aggregate additional milestone payments of up to $41.0 million. In addition to milestone payments, the Company is also subject to minimum annual commercial license fees of $40,000 per year to BioWa until such time as BioWa receives royalty payments, as well as low single-digit royalties to BioWa and to Lonza. Royalties are based on future net sales by the Company and its affiliates and sublicensees and vary dependent on Lonza’s participation as sole manufacturer for commercial production.

Indemnification Agreements

The Company has entered into indemnification agreements with certain directors and officers that require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. To date, no such matters have arisen and the Company does not believe that the outcome of any claims under indemnification arrangements will have a material adverse effect on its financial positions, results of operations or cash flows. Accordingly, the Company has not recorded a liability related to such indemnifications at September 30, 2019.

7. Stock-Based Compensation

Total stock-based compensation expense recognized is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Research and development	$1,217	$446	$3,314	$781
General and administrative	2,743	533	6,585	1,250
Total	$3,960	$979	$9,899	$2,031

No income tax benefits for stock-based compensation expense have been recognized for the three and nine months ended September 30, 2019 and 2018 as a result of the Company’s full valuation allowance applied to net deferred tax assets and net operating loss carryforwards.

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

Following the IPO and upon the effectiveness of the 2018 Plan, the Company’s 2012 Equity Incentive Plan, as amended, (the “2012 Plan”), terminated and no further awards will be granted thereunder. All outstanding awards under the 2012 Plan will continue to be governed by their existing terms. Any shares subject to awards granted under the 2012 Plan that, on or after the termination of the 2012 Plan, expire or terminate and shares previously issued pursuant to awards granted under the 2012 Plan that, on or after the termination of the 2012 Plan, are forfeited or repurchased by the Company will be transferred into the 2018 Plan. As of September 30, 2019, the maximum number of shares that may be added to the 2018 Plan pursuant to the preceding clause is 5,279,548 shares.

Prior to its termination, the 2012 Plan provided for the grant of stock options, stock appreciation rights, restricted stock and restricted stock units to employees, directors and consultants. Stock options granted under the 2012 Plan generally vest over four years and expire no more than 10 years from the date of grant.

The following weighted-average assumptions were used to calculate the fair value of stock-based awards granted to employees and non-employees during the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Risk-free interest rate	1.76%	2.77%	1.96%	2.68%
Expected volatility	66.79%	69.68%	67.24%	75.68%
Expected dividend yield	—	—	—	—
Expected term (in years)	6.08	5.94	5.99	5.98

The Company’s stock option activity during the nine months ended September 30, 2019 is summarized as follows (number of shares in thousands):

		Weighted-
		Average
	Options	Exercise
	Outstanding	Price
Balance at December 31, 2018	7,811	$8.60
Granted	542	$40.62
Exercised	(1,247)	$2.11
Forfeited	(57)	$35.60
Balance at September 30, 2019	7,049	$11.99
Options exercisable	3,430	$1.95
Options vested and expected to vest	7,014	$11.94

During the three and nine months ended September 30, 2019 and 2018, the Company did not grant any stock options with performance-based or market-based vesting conditions.

As of September 30, 2019, total unrecognized stock-based compensation expense relating to unvested stock options was $41.0 million. This amount is expected to be recognized over a weighted-average period of 3.0 years.

2018 Employee Stock Purchase Plan

In July 2018, the Company’s Board of Directors and stockholders approved the 2018 Employee Stock Purchase Plan (the “2018 ESPP”). There are 500,000 shares of common stock initially reserved for issuance under the 2018 ESPP. The number of shares of common stock that may be issued under the 2018 ESPP will automatically increase on each January 1, beginning with the fiscal year ending December 31, 2019, equal to the least of (i) 1,000,000 shares, (ii) 1% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year and (iii) such other amount determined by the 2018 ESPP administrator. Under the 2018 ESPP, employees may purchase shares of the Company’s common stock at a price per share equal to 85% of the lower of the fair market value of the common stock on the first trading day of the offering period or on the exercise date. The 2018 ESPP provides for consecutive, overlapping 24-month offering periods, each of which will include purchase periods. The first offering period commenced on July 18, 2018 and will end on the first trading day on or before August 15, 2020. The second and third offering periods commenced on February 15, 2019 and August 16, 2019, respectively. During the three and nine months ended September 30, 2019, stock-based compensation expense related to the 2018 ESPP was $0.2 million and $0.5 million, respectively.

8. Defined Contribution Plans

In January 2018, the Company established a defined contribution plan under Section 401(k) of the Internal Revenue Code (the “401(k) plan”). The 401(k) plan covers all employees who meet defined minimum age and service requirements. Employee contributions are voluntary and are determined on an individual basis, limited to the maximum amount allowable under U.S. federal tax regulations. The Company makes matching contributions of up to 4% of the eligible employees’ compensation to the 401(k) plan. During the three and nine months ended September 30, 2019, the Company made contributions to the 401(k) plan of $0.1 million and $0.3 million, respectively. During the three and nine months ended September 30, 2018, the Company made contributions to the 401(k) plan of $0.1 million and $0.2 million, respectively.

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

Forward-looking statements include, but are not limited to, statements about:

•	the impact that the adoption of new accounting pronouncements will have on our financial statements;
•	the ability of our clinical trials to demonstrate safety and efficacy of our product candidates, and other positive results;
•	the timing and focus of our future clinical trials, and the reporting of data from those trials;
•	our plans relating to commercializing antolimab (AK002), if approved, including the geographic areas of focus and sales strategy;
•	the size of the market opportunity for antolimab (AK002) in each of the diseases we are targeting;
•

the number of diseases represented in the patient population enrolled in our clinical trials, and our ability to evaluate response to treatment of antolimab (AK002) in diseases other than the primary indication in our clinical trials;

•	our estimates of the number of patients in the United States who suffer from the diseases we are targeting and the number of patients that will enroll in our clinical trials;
•	the beneficial characteristics, safety, efficacy and therapeutic effects of antolimab (AK002);
•

the timing or likelihood of regulatory filings and approvals, including our expectation to seek special designations, such as orphan drug designation, for antolimab (AK002) or our other product candidates for various diseases;

•	our ability to obtain and maintain regulatory approval of antolimab (AK002) or our other product candidates;
•	our plans relating to the further development of antolimab (AK002) and our other product candidates;
•	existing regulations and regulatory developments in the United States and other jurisdictions;
•	our plans and ability to obtain or protect intellectual property rights, including extensions of existing patent terms where available;
•

our continued reliance on third-parties to conduct additional clinical trials of antolimab (AK002) and our other product candidates, and for the manufacture of our product candidates for preclinical studies and clinical trials;

•	the need to hire additional personnel and our ability to attract and retain such personnel;
•	the accuracy of our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
•	our financial performance;
•	the sufficiency of our existing cash, cash equivalents and marketable securities to fund our future operating expenses and capital expenditure requirements; and
•	our anticipated use of the proceeds from our initial public offering and the concurrent private placement in July 2018 and subsequent follow-on offering in August 2019.

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

Overview

We are a clinical stage biotechnology company developing antolimab (AK002), our wholly owned monoclonal antibody, for the treatment of various eosinophil and mast cell related diseases. Antolimab (AK002) selectively targets both eosinophils and mast cells, white blood cells that are widely distributed in the body and play a central role in the inflammatory response. Inappropriately activated eosinophils and mast cells have been identified as key drivers in a number of severe diseases affecting the gastrointestinal tract, eyes, skin, lungs and other organs. As such, antolimab (AK002) has the potential to treat a large number of severe diseases. Antolimab (AK002) has demonstrated activity in clinical trials in patients with eosinophilic gastritis (“EG”), eosinophilic gastroenteritis (“EGE”), chronic urticaria (“CU”), indolent systemic mastocytosis (“ISM”) and severe allergic conjunctivitis (“SAC”). The activity observed in these studies suggest that antolimab (AK002) could provide significant benefit to patients suffering from these diseases and highlight antolimab (AK002)’s potential to broadly inhibit mast cells and deplete eosinophils in different disease settings.

Despite the knowledge that eosinophils and mast cells drive many pathological conditions, there are no approved therapies that selectively target both eosinophils and mast cells. Antolimab (AK002) binds to Siglec-8, an inhibitory receptor found on eosinophils and mast cells, which represents a novel way to selectively deplete or inhibit these important immune cells and thereby resolve inflammation. We believe antolimab (AK002) is the only Siglec-8 targeting antibody currently in clinical development and has the potential to have advantages over current treatments for the diseases we are pursuing.

Since our inception in 2012, we have devoted substantially all of our resources and efforts towards the research and development of our product candidates. We initially began developing two product candidates, AK001 and antolimab (AK002), both of which are monoclonal antibodies targeting Siglec-8. These compounds entered clinical trials in 2015 and 2016, respectively. Due to the greater activity of antolimab (AK002), we decided to focus our development efforts on antolimab (AK002) and discontinued the development of AK001 in 2017. We have no current plans to continue development of AK001 at this time but may choose to do so in the future. In addition to activities conducted internally at our facilities, we have utilized significant financial resources to engage contractors, consultants and other third-parties to conduct various preclinical and clinical development activities on our behalf.

To date, we have not had any products approved for sale and have not generated any revenue nor been profitable. Further, we do not expect to generate revenue from product sales until such time, if ever, that we are able to successfully complete the development and obtain marketing approval for one of our product candidates. We will continue to require additional capital to develop our product candidates and fund operations for the foreseeable future. We have incurred significant operating losses to date and expect to incur significant operating losses for the foreseeable future. Our net losses were $60.8 million and $29.0 million for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, we had an accumulated deficit of $164.9 million.

Prior to completing our IPO in July 2018 and subsequent follow-on offering in August 2019, our operations had been historically financed primarily through the private placements of convertible debt instruments and convertible preferred stock. These private placements provided gross proceeds of $146.9 million. As of September 30, 2019, we had cash, cash equivalents and marketable securities of $517.0 million, which we believe will be sufficient to fund our planned operations for at least the next 12 months from the issuance of our financial statements.

July 2018 Initial Public Offering

On July 23, 2018, we completed an IPO, selling 8,203,332 shares of common stock at $18.00 per share (the “July 2018 IPO”). Proceeds from our July 2018 IPO, net of underwriting discounts and commissions, were $137.3 million. Concurrently with our July 2018 IPO, we completed a private placement of 250,000 shares of common stock at $18.00 per share to an existing stockholder. Proceeds from this private placement were $4.5 million.

In connection with the completion of the July 2018 IPO, all then outstanding shares of convertible preferred stock converted into 30,971,627 shares of common stock.

August 2019 Follow-On Offering

On August 9, 2019, we closed an underwritten public offering (the “August 2019 Offering”) under our shelf registration statement on Form S-3 (File No. 333-233018) pursuant to which we sold an aggregate of 5,227,272 shares of our common stock at a public offering price of $77.00 per share.  We received aggregate net proceeds of $377.5 million, after deducting the underwriting discounts and commissions and offering expenses.

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

The following table summarizes our research and development expenses for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Antolimab (AK002) contract research and development	$8,831	$3,875	$23,550	$8,560
Consulting and personnel-related costs	5,703	3,413	16,502	9,188
Other unallocated research and development costs	1,533	1,418	5,224	4,508
Total	$16,067	$8,706	$45,276	$22,256

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

We recognized $0.3 million of milestone expense for the nine months ended September 30, 2018. We did not recognize any milestone expense during the three and nine months ended September 30, 2019. Milestone payments are not creditable against royalties. As of September 30, 2019, we have not incurred any royalty liabilities related to our license agreements, as product sales have not yet commenced.

Exclusive License Agreement with The Johns Hopkins University

In December 2013, we entered into a license agreement with JHU for a worldwide exclusive license to develop, use, manufacture and commercialize covered product candidates including antolimab (AK002), which was amended in September 2016. Under the terms of the agreement, we have made upfront and milestone payments of $0.3 million through September 30, 2019 and we may be required to make aggregate additional milestone payments of up to $4.0 million. We also issued 88,887 shares of common stock as consideration under the JHU license agreement. In addition to milestone payments, we are also subject to single-digit royalties to JHU based on future net sales of each licensed therapeutic product candidate by us and our affiliates and sublicensees, with up to a low six-digit dollar minimum annual royalty payment.

Non-exclusive License Agreement with BioWa Inc. and Lonza Sales AG

In October 2013, we entered into a tripartite agreement with BioWa and Lonza for the non-exclusive worldwide license to develop and commercialize product candidates including antolimab (AK002) that are manufactured using a technology jointly developed and owned by BioWa and Lonza. Under the terms of the agreement, we have made milestone payments of $0.4 million through September 30, 2019 and we may be required to make aggregate additional milestone payments of up to $41.0 million. In addition to milestone payments, we are also subject to minimum annual commercial license fees of $40,000 per year to BioWa until such time as BioWa receives royalty payments, as well as low single-digit royalties to BioWa and to Lonza. Royalties are based on future net sales by us and our affiliates and sublicensees and vary dependent on Lonza’s participation as sole manufacturer for commercial production.

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

On an ongoing basis, we evaluate our judgments and estimates in light of changes in circumstances, facts and experience. On January 1, 2019, we adopted ASC 842 resulting in changes to our accounting policies for leases. During the nine months ended September 30, 2019, there were no other changes to our critical accounting policies as disclosed in our 2018 Annual Report on Form 10-K.

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

We will remain an emerging growth company until the earliest of (i) the last day of our first fiscal year in which we have total annual gross revenues of $1.07 billion or more, (ii) the date on which we are deemed to be a “large accelerated filer” under the rules of the SEC with at least $700.0 million of outstanding equity securities held by non-affiliates, (iii) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the previous three years or (iv) the last day of our fiscal year following the fifth anniversary of the date of the completion of our July 2018 IPO.

Based on our public float at June 30, 2019, we will cease to be an EGC at December 31, 2019 and, accordingly, we will be required to comply with the auditor attestation requirements of Section 404 to include an opinion from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting for our 2019 Annual Report on Form 10-K.

Results of Operations

Comparison of the Three Months Ended September 30, 2019 and 2018

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended September 30,
	2019	2018
Operating expenses
Research and development	$16,067	$8,706
General and administrative	7,517	3,269
Total operating expenses	23,584	11,975
Loss from operations	(23,584)	(11,975)
Interest income, net	1,887	836
Other expense, net	(35)	(9)
Net loss	(21,732)	(11,148)
Unrealized loss on marketable securities, net of tax	(12)	(36)
Comprehensive loss	$(21,744)	$(11,184)

Research and Development Expenses

Research and development expenses were $16.1 million for the three months ended September 30, 2019 compared to $8.7 million for the three months ended September 30, 2018, an increase of $7.4 million. The period-over-period increase in research and development expenses includes $5.0 million of incremental antolimab (AK002) contract research and development costs, primarily attributable to $5.2 million of CDMO services, and partially offset by a slight decrease of $0.2 million in CRO services. Increased hiring of R&D personnel during fiscal year 2019 contributed to an additional $2.3 million of consulting and personnel-related costs and an additional $0.1 million of other unallocated research and development costs related to the conduct of in-house research.

General and Administrative Expenses

General and administrative expenses were $7.5 million for the three months ended September 30, 2019 compared to $3.3 million for the three months ended September 30, 2018, an increase of $4.2 million. The period-over-period increase in general and administrative expenses was primarily attributable to an additional $3.3 million of personnel-related costs resulting from our increased hiring of G&A personnel and $0.9 million of incremental facilities and other administrative costs not otherwise included in research and development expenses.

Interest Income, Net

Interest income, net, was $1.9 million for the three months ended September 30, 2019 compared to $0.8 million for the three months ended September 30, 2018, an increase of $1.1 million. The period-over-period change is directly attributable to increased interest income earned on capital raised by our July 2018 IPO and our August 2019 Offering.

Comparison of the Nine Months Ended September 30, 2019 and 2018

The following table summarizes our results of operations for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2019	2018
Operating expenses
Research and development	$45,276	$22,256
General and administrative	19,292	7,952
Total operating expenses	64,568	30,208
Loss from operations	(64,568)	(30,208)
Interest income, net	3,888	1,352
Other expense, net	(77)	(154)
Net loss	(60,757)	(29,010)
Unrealized gain (loss) on marketable securities, net of tax	117	(33)
Comprehensive loss	$(60,640)	$(29,043)

Research and Development Expenses

Research and development expenses were $45.3 million for the nine months ended September 30, 2019 compared to $22.3 million for the nine months ended September 30, 2018, an increase of $23.0 million. The period-over-period increase in research and development expenses includes $15.0 million of incremental antolimab (AK002) contract research and development costs, primarily attributable to $12.3 million of CDMO services and $2.7 million of CRO services. Increased hiring of R&D personnel during fiscal year 2019 contributed to an additional $7.3 million of consulting and personnel-related costs and an additional $2.0 million increase of other unallocated research and development costs related to the conduct of in-house research. Period-over-period increases were offset by a decrease of $1.0 million related to reduced spend on historical product candidates that are no longer in development and a $0.3 million license fee that was recognized during the first quarter of 2018.

General and Administrative Expenses

General and administrative expenses were $19.3 million for the nine months ended September 30, 2019 compared to $8.0 million for the nine months ended September 30, 2018, an increase of $11.3 million. The period-over-period increase in general and administrative expenses was primarily attributable to an additional $8.5 million of personnel-related costs resulting from our increased hiring of G&A personnel, as well as $1.1 million of incremental expense incurred from outside professional service providers for legal, information technology, and investor relations activities associated with becoming a publicly traded company in July 2018. Finally, we incurred incremental facilities and other administrative costs of $1.7 million, which includes general business insurance premiums and other such costs not otherwise included in research and development expenses.

Interest Income, Net

Interest income, net, was $3.9 million for the nine months ended September 30, 2019 compared to $1.4 million for the nine months ended September 30, 2018, an increase of $2.5 million. The period-over-period change is directly attributable to increased interest income earned on capital raised by our July 2018 IPO and our August 2019 Offering.

Liquidity and Capital Resources

Sources of Liquidity

We are a clinical stage biotechnology company with a limited operating history. As a result of our significant research and development expenditures, we have generated net losses since our inception. Prior to completing our July 2018 IPO and August 2019 Offering, we historically financed our operations primarily through the private placement of convertible preferred stock. These private placements provided gross proceeds of $146.9 million. We also had a debt facility with SVB, for an aggregate of $5.0 million, which was fully repaid and terminated during 2017.

In connection with our July 2018 IPO, we sold 8,203,332 shares of common stock at a price of $18.00 per share. Proceeds from the July 2018 IPO, net of underwriting discounts and commissions, were $137.3 million. Concurrently with our July 2018 IPO, we completed a private placement of 250,000 shares of common stock at $18.00 per share to an existing stockholder. Proceeds from this private placement were $4.5 million.

We closed the August 2019 Offering under our shelf registration statement on Form S-3 (File No. 333-233018) pursuant to which we sold an aggregate of 5,227,272 shares of our common stock at a public offering price of $77.00 per share.  We received aggregate net proceeds of $377.5 million, after deducting the underwriting discounts and commissions and offering expenses.

As of September 30, 2019, we had cash, cash equivalents and marketable securities of $517.0 million.

Based on our existing business plan, we believe that our current cash, cash equivalents and marketable securities will be sufficient to fund our anticipated level of operations through at least the next 12 months from the issuance of our financial statements.

Summary Cash Flows

Comparison of the Nine Months Ended September 30, 2019 and 2018

The following table summarizes the primary sources and uses of our cash, cash equivalents, and restricted cash for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2019	2018
Net cash used in operating activities	$(43,901)	$(25,801)
Net cash used in investing activities	(62,109)	(145,717)
Net cash provided by financing activities	381,155	138,748
Net increase (decrease) in cash, cash equivalents and restricted cash	$275,145	$(32,770)

Cash Used in Operating Activities

Net cash used in operating activities was $43.9 million for the nine months ended September 30, 2019 which was primarily attributable to our net loss of $60.8 million adjusted for net noncash charges of $9.1 million and net changes in operating assets and liabilities of $7.7 million. Noncash charges included $9.9 million in stock-based compensation expense, $1.1 million in depreciation and amortization expense and $0.2 million in amortization of right-of-use assets, partially offset by $2.1 million in net amortization of premiums and discounts on marketable securities.

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

Cash Used in Investing Activities

Net cash used by investing activities was $62.1 million for the nine months ended September 30, 2019, which consisted of $259.4 million for the purchases of marketable securities and $0.7 million for the purchases of property and equipment, partially offset by $198.0 million in proceeds from maturities of marketable securities.

Net cash used in investing activities was $145.7 million for the nine months ended September 30, 2018, which consisted of $159.5 million for the purchases of marketable securities and $4.3 million for the purchases of property and equipment, partially offset by $18.0 million in proceeds from maturities of marketable securities.

Cash Provided by Financing Activities

Net cash provided by financing activities was $381.2 million for the nine months ended September 30, 2019, which consisted primarily of $377.5 million in proceeds from our August 2019 Offering, $2.4 million in proceeds from employees for the exercise of stock options and $1.2 million received from employees for the purchase of shares of common stock through the 2018 ESPP.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. As of September 30, 2019, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are an early clinical stage biopharmaceutical company with a limited operating history. We were incorporated and commenced operations in 2012, have no products approved for commercial sale and have not generated any revenue. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, identifying and developing potential product candidates, conducting preclinical and clinical studies of our product candidates, including Phase 1 and Phase 2 clinical trials of antolimab (AK002), our lead compound. All of our product candidates currently under development, other than antolimab (AK002), are in preclinical development. We have not yet demonstrated our ability to successfully complete any large-scale, pivotal clinical trials, obtain marketing approvals, manufacture a commercial-scale drug or arrange for a third-party to do so on our behalf or conduct sales and marketing activities. As a result, it may be more difficult for you to accurately predict our future success or viability than it could be if we had a longer operating history.

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

We have incurred net losses in each reporting period since our inception, have not generated any revenue to date and have financed our operations principally through the sale and issuance of common stock and preferred stock. Our net loss was $43.5 million for the year ended December 31, 2018 and $60.8 million for the nine months ended September 30, 2019. As of September 30, 2019, we had an accumulated deficit of $164.9 million. We have devoted substantially all of our resources and efforts to research and development. Our lead compound, antolimab (AK002), is in clinical development, and our other product candidates are in preclinical development. As a result, we expect that it will be several years, if ever, before we generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to develop and market additional potential products.

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

Our business depends entirely on the successful development and commercialization of our product candidates. We currently generate no revenues from sales of any products. We have no products approved for commercial sale and do not anticipate generating any revenue from product sales until some time after we have successfully completed clinical development and received marketing approval for the commercial sale of a product candidate, if ever. Our ability to generate revenue and achieve profitability depends significantly on our ability to achieve a number of objectives, including:

•	successful and timely completion of preclinical and clinical development of our lead compound, antolimab (AK002), and any other future product candidates;
•

timely receipt of marketing approvals for antolimab (AK002) and any future product candidates for which we successfully complete clinical development and clinical trials from applicable regulatory authorities;

•	the extent of any required post-marketing approval commitments to applicable regulatory authorities;
•

developing an efficient and scalable manufacturing process for antolimab (AK002) and any future product candidates, including establishing and maintaining commercially viable supply and manufacturing relationships with third-parties to obtain finished products that are appropriately packaged for sale;

•	successful launch of commercial sales following any marketing approval, including the development of a commercial infrastructure, whether in-house or with one or more collaborators;
•	a continued acceptable safety profile following any marketing approval;
•	commercial acceptance of antolimab (AK002) and any future product candidates as viable treatment options by patients, the medical community and third-party payors;
•	addressing any competing technological and market developments;
•	identifying, assessing, acquiring and developing new product candidates;
•	obtaining and maintaining patent protection, trade secret protection and regulatory exclusivity, both in the United States and internationally;
•	protection of our rights in our intellectual property portfolio, including our licensed intellectual property;
•	negotiating favorable terms in any collaboration, licensing or other arrangements that may be necessary to develop, manufacture or commercialize our product candidates; and
•	attracting, hiring and retaining qualified personnel.

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

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. We expect our expenses to increase in connection with our ongoing activities, particularly as we conduct clinical trials of, and seek marketing approval for, antolimab (AK002) and our other product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to drug sales, marketing, manufacturing and distribution. We have also incurred and expect to continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in order to maintain our continuing operations. If we are unable to raise capital when needed or on acceptable terms, we may be forced to delay, reduce and/or eliminate one or more of our research and drug development programs or future commercialization efforts.

As of September 30, 2019, we had $517.0 million in cash, cash equivalents and marketable securities, which includes proceeds from our July 2018 IPO and concurrent private placement that we completed on July 23, 2018 and from our August 2019 Offering. We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements through at least the next 12 months. Our estimate as to how long we expect our existing cash, cash equivalents and marketable securities to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

We plan to use our existing cash, cash equivalents and marketable securities to fund our development of antolimab (AK002) and for other research and development activities, working capital and other general corporate purposes. This may include additional research, hiring additional personnel, capital expenditures and the costs of operating as a public company. Advancing the development of antolimab (AK002) and any other product candidates will require a significant amount of capital. Our existing cash, cash equivalents and marketable securities will not be sufficient to fund all of the actions that are necessary to complete the development of antolimab (AK002) or any of our other product candidates. We will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources, which may dilute our stockholders or restrict our operating activities. We do not have any committed external source of funds. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.

Risks Related to the Discovery, Development and Commercialization of Our Product Candidates

We are dependent on the success of our lead compound, antolimab (AK002), which is currently in multiple clinical trials. If we are unable to obtain approval for and commercialize antolimab (AK002) for one or more indications in a timely manner, our business could be materially harmed.

Our future success is dependent on our ability to timely complete clinical trials and obtain marketing approval for, and then successfully commercialize antolimab (AK002), our lead compound, for one or more indications. Antolimab (AK002) is in the early stages of development and we are investing the majority of our efforts and financial resources in the research and development of antolimab (AK002) for multiple indications. Antolimab (AK002) will require additional clinical development, evaluation of clinical, preclinical and manufacturing activities, marketing approval from government regulators, substantial investment and significant marketing efforts before we generate any revenues from product sales. We are not permitted to market or promote antolimab (AK002), or any other product candidates, before we receive marketing approval from the U.S. Food and Drug Administration (“FDA”) and comparable foreign regulatory authorities, and we may never receive such marketing approvals.

The success of antolimab (AK002) will depend on several factors, including the following:

•	successful and timely completion of our clinical trials of antolimab (AK002);
•	initiation and successful patient enrollment and completion of additional clinical trials on a timely basis;
•	efficacy, safety and tolerability profiles that are satisfactory to the FDA or any comparable foreign regulatory authority for marketing approval;

•	timely receipt of marketing approvals for antolimab (AK002) from applicable regulatory authorities;
•	the extent of any required post-marketing approval commitments to applicable regulatory authorities;
•	the maintenance of existing or the establishment of new supply arrangements with third-party drug product suppliers and manufacturers;
•	the maintenance of existing or the establishment of new scaled production arrangements with third-party manufacturers to obtain finished products that are appropriately packaged for sale;
•	obtaining and maintaining patent protection, trade secret protection and regulatory exclusivity, both in the United States and internationally;
•	protection of our rights in our intellectual property portfolio, including our licensed intellectual property;
•	successful launch of commercial sales following any marketing approval;
•	a continued acceptable safety profile following any marketing approval;
•	commercial acceptance by patients, the medical community and third-party payors; and
•	our ability to compete with other therapies.

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

We currently have no drugs approved for sale and we cannot guarantee that we will ever have marketable drugs. Clinical failure can occur at any stage of clinical development. Clinical trials may produce negative or inconclusive results, and we or any future collaborators may decide, or regulators may require us, to conduct additional clinical trials or preclinical studies. We will be required to demonstrate with substantial evidence through well-controlled clinical trials that our product candidates are safe and effective for use in a diverse population before we can seek marketing approvals for their commercial sale. Success in preclinical studies and early-stage clinical trials does not mean that future larger registration clinical trials will be successful. This is because product candidates in later-stage clinical trials may fail to demonstrate sufficient safety and efficacy to the satisfaction of the FDA and non-U.S. regulatory authorities despite having progressed through preclinical studies and early-stage clinical trials. In particular, no compound with the mechanism of action of antolimab (AK002) has been commercialized, and the outcome of preclinical studies and early-stage clinical trials may not be predictive of the success of later-stage clinical trials.

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

If any product candidate is approved but does not achieve an adequate level of acceptance by physicians, hospitals, healthcare payors and patients, we may not generate or derive sufficient revenue from that product candidate and our financial results could be harmed. Antolimab (AK002) is currently administered as an intravenous treatment, which is less convenient for patients than some other methods of administration, such as an orally delivered drug.

The sizes of the patient populations suffering from some of the diseases we are targeting are small and based on estimates that may not be accurate.

Our projections of both the number of people who have some of the diseases we are targeting, as well as the subset of people with these diseases who have the potential to benefit from treatment with antolimab (AK002) and any other future product candidates, are estimates. These estimates have been derived from a variety of sources, including scientific literature, surveys of clinics, physician interviews, patient foundations and market research, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these diseases. The number of patients may turn out to be lower than expected. Additionally, the potentially addressable patient population for antolimab (AK002) and any other future product candidates may be limited or may not be amenable to treatment with antolimab (AK002) and any other products, if and when approved. Even if we obtain significant market share for antolimab (AK002) and any other products (if and when they are approved), small potential target populations for certain indications means we may never achieve profitability without obtaining market approval for additional indications.

Our business will be impacted by our ability to advance additional product candidates beyond antolimab (AK002) into clinical development and through to regulatory approval and commercialization. Our other product candidates are at even earlier stages of development than antolimab (AK002) and may fail in development or suffer delays that adversely affect their commercial viability.

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

Our future operating results are dependent on our ability to successfully develop, obtain regulatory approval for, and then successfully commercialize other product candidates in addition to antolimab (AK002). The success of any product candidates we may develop will depend on many factors, including, among other things, the following:

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

We are not aware of any other company or organization that is conducting clinical trials of a product candidate that targets both eosinophils and mast cells, including any product candidate that specifically targets Siglec-8. The competition we may face with respect to the indications we are targeting with antolimab (AK002) includes, without limitation, Regeneron, AstraZeneca, Celgene, Shire, and Dr. Falk Pharma for EGIDs, Blueprint Medicines for ISM, and Novartis Pharmaceuticals, Genentech, and Gossamer Bio for CU. In addition, we are currently evaluating a host of other indications, and if we were to initiate trials in any such indication, we would likely face significant competition from a number of additional competitors. These companies, or other major multinational pharmaceutical and biotechnology companies, emerging and start-up companies, universities and other research institutions, could focus their future efforts on developing competing therapies and treatments for any of the indications we are currently targeting or may target in the future. Many of these current and potential competitors have significantly greater financial, manufacturing, marketing, drug development, technical and human resources and commercial expertise than we do. Large pharmaceutical and biotechnology companies, in particular, have extensive experience in clinical testing, obtaining regulatory approvals, recruiting patients and manufacturing biotechnology products. These companies also have significantly greater research and marketing capabilities than we do and may also have products that have been approved or are in late stages of development, and collaborative arrangements in our target markets with leading companies and research institutions. Established pharmaceutical and biotechnology companies may also invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make the product candidates that we develop obsolete. As a result of all of these factors, our competitors may succeed in obtaining approval from the FDA or foreign regulatory authorities or discovering, developing and commercializing products in our field before we do.

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

We have limited resources and are currently focusing our efforts on developing antolimab (AK002) for particular indications. As a result, we may fail to capitalize on other product candidates or indications that may ultimately have proven to be more profitable.

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

Our product candidates are subject to extensive governmental regulations relating to, among other things, research, testing, development, manufacturing, safety, efficacy, approval, recordkeeping, reporting, labeling, storage, packaging, advertising and promotion, pricing, marketing and distribution of drugs and therapeutic biologics. Rigorous preclinical testing and clinical trials and an extensive regulatory approval process must be successfully completed in the United States and in many foreign jurisdictions before a new drug or therapeutic biologic can be marketed. Satisfaction of these and other regulatory requirements is costly, time-consuming, uncertain and subject to unanticipated delays. For example, despite the recent completion of our Phase 2 clinical trial in patients with EG and/or EGE, significant regulatory hurdles remain, both near term and long term, before antolimab (AK002) can obtain regulatory approval in the United States.  In the near term, we must schedule an end of Phase 2 meeting with the FDA and if we are unable to do so in a timely manner, our timeline for the commercialization of our product candidate could be extended.  In the longer term, we will need to reach agreement with the FDA on the design for our Phase 3 clinical trial, and of course conduct such trial.  There can be no assurance we will be able to successfully conclude these undertakings in a timely manner, and it is possible that none of the product candidates we may develop will obtain the regulatory approvals necessary for us to begin selling them.

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

We have conducted Phase 1 and Phase 2 clinical trials in healthy volunteers, as well as in patients with EG, EGE, CU, ISM and SAC. However, we do not know the predictive value of these trials for our future clinical trials, and we cannot guarantee that any positive results in preclinical studies or previous clinical trials will successfully translate to patients in our future clinical trials. It is not uncommon to observe results in clinical trials that are unexpected based on preclinical testing, and many product candidates fail in clinical trials despite promising preclinical results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for their products. Because Siglec-8 is only naturally expressed in humans and certain other primates, there is no standard animal toxicology model for anti-Siglec-8 therapies, and the acceptability of our preclinical safety data for antolimab (AK002) depends on the continued acceptance by the FDA and EMA, and the acceptance by other regulatory authorities, of the use of our proprietary transgenic mice models for toxicology studies.

Antolimab (AK002) has generally been well tolerated in our clinical trials. The most common adverse event has been the occurrence of mild to moderate infusion-related reactions (“IRRs”) (consisting of flushing, feeling of warmth, headache, nausea or dizziness) which occurred mostly, but not exclusively, during the first infusion. Temporal interruption of the antolimab (AK002) infusion and minimal intervention generally resulted in prompt resolution of symptoms and ability to resume the infusion without further complications, although there have been instances when an IRR has resulted in a subject being discontinued from a trial. Subjects in our ongoing and planned clinical trials may in the future suffer other significant adverse events or other side effects not observed in our preclinical studies or previous clinical trials. If clinical trials of our product candidates fail to demonstrate efficacy to the satisfaction of regulatory authorities or do not otherwise produce positive results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, development and commercialization of our product candidates.

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

Regulatory authorities in some jurisdictions, including the United States and the European Union, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. We have obtained orphan drug designation for EG, EGE and Eosinophilic Esophagitis in the United States and for ISM in the United States and European Union and we may seek orphan drug designations for other indications or for other of our product candidates. There can be no assurances that we will be able to obtain such designations.

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

Although we may seek a breakthrough therapy designation for antolimab (AK002) or one or more of our other product candidates, we might not receive such designation, and even if we do, such designation may not lead to a faster development or regulatory review or approval process.

We may seek a breakthrough therapy designation for antolimab (AK002) in one or more indications or for other product candidates. A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For drugs and biologics that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Drugs designated as breakthrough therapies by the FDA may also be eligible for priority review if supported by clinical data at the time the NDA is submitted to the FDA.

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

At September 30, 2019, we had 77 full-time employees, including 49 employees engaged in research and development. In order to successfully implement our development and commercialization plans and strategies, and as we transition into operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

•	identifying, recruiting, integrating, maintaining and motivating additional employees;
•

managing our internal development efforts effectively, including the clinical and FDA review process for antolimab (AK002) and any other future product candidates, while complying with any contractual obligations to contractors and other third-parties we may have; and

•	improving our operational, financial and management controls, reporting systems and procedures.

Our future financial performance and our ability to successfully develop and, if approved, commercialize antolimab (AK002) and any other future product candidates will depend, in part, on our ability to effectively manage any future growth, and our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities.

We currently rely, and for the foreseeable future will continue to rely, in substantial part on certain independent organizations, advisors and consultants to provide certain services, including substantially all aspects of clinical management and manufacturing. We cannot assure you that the services of independent organizations, advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by third-party service providers is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain marketing approval of antolimab (AK002) and any other future product candidates or otherwise advance our business. We cannot assure you that we will be able to manage our existing third-party service providers or find other competent outside contractors and consultants on economically reasonable terms, or at all.

If we are not able to effectively expand our organization by hiring new employees and/or engaging additional third-party service providers, we may not be able to successfully implement the tasks necessary to further develop and commercialize antolimab (AK002) and any other future product candidates and, accordingly, may not achieve our research, development and commercialization goals.

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

We do not have the ability to independently conduct our clinical trials. We currently rely on third-parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators, to conduct our clinical trials of antolimab (AK002) and expect to continue to rely upon third-parties to conduct additional clinical trials of antolimab (AK002) and our other product candidates. Third-parties have a significant role in the conduct of our clinical trials and the subsequent collection and analysis of data. These third-parties are not our employees, and except for remedies available to us under our agreements, we have limited ability to control the amount or timing of resources that any such third-party will devote to our clinical trials. Some of these third-parties may terminate their engagements with us at any time. If we need to enter into alternative arrangements, it would delay our drug development activities.

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

We contract with third-parties for the production of our product candidates for preclinical studies and, in the case of antolimab (AK002), our ongoing clinical trials, and expect to continue to do so for additional clinical trials and ultimately for commercialization. This reliance on third-parties increases the risk that we will not have sufficient quantities of our product candidates or drugs or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

We do not currently have the infrastructure or internal capability to manufacture supplies of our product candidates for use in development and commercialization. We rely, and expect to continue to rely, on third-party manufacturers for the production of our product candidates for preclinical studies and clinical trials under the guidance of members of our organization. In the case of antolimab (AK002), we rely on a single third-party manufacturer, Lonza, and we currently have no alternative manufacturer in place. We do not have long-term supply agreements and we purchase our required drug product on a purchase order basis. If we were to experience an unexpected loss of supply of antolimab (AK002), or any of our other product candidates, for any reason, whether as a result of manufacturing, supply or storage issues or otherwise, we could experience delays, disruptions, suspensions or terminations of, or be required to restart or repeat, any pending or ongoing clinical trials. Replacement of our sole manufacturer of antolimab (AK002) would result in substantial delay and interrupt our clinical trials involving antolimab (AK002).

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

We may not gain the efficiencies we expect from further scale-up of manufacturing of antolimab (AK002), and our third-party manufacturers may be unable to successfully scale-up manufacturing in sufficient quality and quantity for antolimab (AK002) or our other product candidates, which could delay or prevent the conducting of our clinical trials or the development or commercialization of our other product candidates.

Our third-party manufacturer, Lonza, is currently manufacturing antolimab (AK002) at a scale that is sufficient for us to complete our planned clinical trials and, if we receive marketing approval, to commercialize antolimab (AK002) for the indications we are currently targeting. However, we may consider increasing the batch scale to gain cost efficiencies. If Lonza is unable to scale-up the manufacture of antolimab (AK002) at such time, we may not gain such cost efficiencies and may not realize the benefits that would typically be expected from further scale-up of manufacturing of antolimab (AK002).

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

Manufacturing biologics, especially in large quantities, is complex and may require the use of innovative technologies to handle living cells. Each lot of an approved biologic must undergo thorough testing for identity, strength, quality, purity and potency. Manufacturing biologics requires facilities specifically designed for and validated for this purpose, and sophisticated quality assurance and quality control procedures are necessary. Slight deviations anywhere in the manufacturing process, including filling, labeling, packaging, storage and shipping and quality control and testing, may result in lot failures, product recalls or spoilage. Lonza, our current third-party manufacturer, has, and our future third-party manufacturers may have, multiple locations at which they conduct manufacturing. However, antolimab (AK002) and our other product candidates are currently only being manufactured at one of Lonza’s locations. If this location becomes unavailable at its anticipated capacity or the location of the manufacture of antolimab (AK002) or our other product candidates is changed for any reason, it could result in a delay or disruption to the manufacturing process or lead to difficulties that we did not experience at the original manufacturing location. When changes are made to the manufacturing process, we may be required to provide preclinical and clinical data showing the comparable identity, strength, quality, purity or potency of the products before and after such changes. If microbial, viral or other contaminations are discovered at the facilities of our manufacturer, such facilities may need to be closed for an extended period of time to investigate and remedy the contamination, which could delay clinical trials and adversely harm our business. The use of biologically derived ingredients can also lead to allegations of harm, including infections or allergic reactions, or closure of product facilities due to possible contamination. If our manufacturers are unable to produce sufficient quantities for clinical trials or for commercialization as a result of these challenges, our development and commercialization efforts would be impaired, which would have an adverse effect on our business, financial condition, results of operations and growth prospects.

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

The trading price of our common stock has been, and is likely to continue to be, highly volatile and subject to wide fluctuations in response to various factors, some of which we cannot control. We priced our IPO at $18.00 per share on July 19, 2018 and, our common stock reached a high of $92.84 per share during the third quarter of 2019. As of November 5, 2019, the closing price of our common stock was $71.72. The trading price of our common stock could be subject to wide fluctuations in response to various factors, which in addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q, include:

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

•	expenditures that we will or may incur to acquire or develop additional product candidates and technologies;
•	the timing and outcomes of clinical trials for antolimab (AK002) and any of our future product candidates or competing product candidates;
•	the need to conduct unanticipated clinical trials or trials that are larger or more complex than anticipated;
•

competition from existing and potential future products that compete with antolimab (AK002) and any of our future product candidates, and changes in the competitive landscape of our industry, including consolidation among our competitors or partners;

•	any delays in regulatory review or approval of antolimab (AK002) or any of our future product candidates;
•	the level of demand for antolimab (AK002) and any of our future product candidates, if approved, which may fluctuate significantly and be difficult to predict;
•

the risk/benefit profile, cost and reimbursement policies with respect to our products candidates, if approved, and existing and potential future products that compete with antolimab (AK002) and any of our future product candidates;

•	our ability to commercialize antolimab (AK002) and any of our future product candidates, if approved, inside and outside of the United States, either independently or working with third-parties;
•	our ability to establish and maintain collaborations, licensing or other arrangements;
•	our ability to adequately support future growth;
•	potential unforeseen business disruptions that increase our costs or expenses;
•	future accounting pronouncements or changes in our accounting policies; and
•	the changing and volatile global economic environment.

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

As of September 30, 2019, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 71.3% of our outstanding voting stock. As a result, this group of stockholders has the ability to significantly influence all matters requiring stockholder approval, including the election of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

Not applicable

Item 3. Defaults Upon Senior Securities.

Not applicable

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

None

Item 6. Exhibits.

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Number	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-38582	3.1	7/24/2018

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-38582	3.2	7/24/2018

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, has been formatted in Inline XBRL.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Allakos Inc.

Date: November 12, 2019	By:	/s/ Robert Alexander
Robert Alexander
Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2019	By:	/s/ Leo Redmond
Leo Redmond
Chief Financial Officer (Principal Financial and Accounting Officer)