Form 10-K
period 2019-12-31
Allakos Inc.
filed 2020-02-25
CIK 1564824

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant based on the closing price of the Registrant’s Common Stock on the Nasdaq Global Select Market as of June 28, 2019 was $959.2 million.

The number of shares of Registrant’s Common Stock outstanding as of February 20, 2020 was 48,708,305.

Portions of the Registrant’s Definitive Proxy Statement relating to the registrant’s 2020 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s 2019 fiscal year ended December 31, 2019.

i

PART I

Item 1. Business.

Overview

We are a clinical stage biotechnology company developing antolimab (AK002), our wholly owned monoclonal antibody, for the treatment of various mast cell and eosinophil related diseases. Antolimab (AK002) selectively targets both mast cells and eosinophils, two types of white blood cells that are widely distributed in the body and play a central role in the inflammatory response. Inappropriately activated mast cells and eosinophils have been identified as key drivers in a number of severe diseases affecting the gastrointestinal tract, eyes, skin, lungs and other organs. As such, antolimab (AK002) has the potential to treat a large number of severe diseases. Antolimab (AK002) completed a randomized, double-blind, placebo-controlled Phase 2 study in patients with eosinophilic gastritis (“EG”) and/or eosinophilic gastroenteritis (“EGE”; the “ENIGMA study”). The ENIGMA study met all prespecified primary and secondary endpoints when compared to placebo. Additionally, patients in the ENIGMA study with co-morbid eosinophilic esophagitis (“EoE”) treated with antolimab (AK002) showed histological and symptomatic improvement when compared to placebo. Based on these results from the ENIGMA study, we plan to initiate a Phase 3 study in patients with EG and/or EGE and a Phase 2/3 study in patients with EoE.

Antolimab (AK002) also showed promising activity in clinical studies in chronic urticaria (“CU”), indolent systemic mastocytosis (“ISM”), and severe allergic conjunctivitis (“SAC”). In addition, improvements also were observed in atopic comorbidities such as asthma, atopic dermatitis, and allergic rhinitis. The activity observed in these studies suggests that antolimab (AK002) could provide significant benefit to patients suffering from these diseases and highlights the potential of antolimab (AK002) to broadly inhibit mast cells and deplete eosinophils in different disease settings.

Figure 1. Select Mast Cell and Eosinophil Related Diseases

Figure 1: We have completed studies in the indications shown in bold

Despite the knowledge that mast cells and eosinophils drive many pathological conditions, there are no approved therapies that selectively target both mast cells and eosinophils. Antolimab (AK002) binds to Siglec-8, an inhibitory receptor found on mast cells and eosinophils, which represents a novel way to selectively deplete or inhibit these important immune cells and thereby potentially resolve inflammation. We believe antolimab (AK002) is the only Siglec-8 targeting antibody currently in clinical development and may have advantages over current treatment options available to patients for the diseases we are pursuing.

Antolimab (AK002) has received orphan drug designation for EG and EGE from the U.S. Food and Drug Administration (“FDA”). EG and EGE are a group of orphan gastrointestinal diseases characterized by severe abdominal pain, nausea, diarrhea, bloating, cramping, early satiety, loss of appetite, and vomiting resulting from inflammation caused by mast cells and eosinophils. There are no approved therapies for EG and EGE and their estimated prevalence in the United States is approximately 50,000 patients. However, based on our conversations with gastroenterologists and our own work, we believe these diseases may be significantly under-diagnosed or mis-diagnosed as other gastrointestinal diseases and are conducting a non-interventional study to further understand the prevalence of EG and EGE. In the ENGIMA study, tissue eosinophils were reduced by 95% in patients treated with antolimab (AK002) versus a 10% increase in tissue eosinophils for patients receiving placebo over the same treatment period. Symptoms were reduced by 53% for patients receiving antolimab (AK002) versus a decrease in symptoms of 24% for patients receiving placebo. Furthermore, 69% of patients receiving antolimab (AK002) met the predefined response criteria versus 5% of patients receiving placebo. All antolimab (AK002) results were statistically significant relative to placebo. Patients completing the ENIGMA study, including those included in the placebo arm, were offered the opportunity to enter a long-term extension for which they will receive antolimab (AK002). Of the total patients eligible to participate, 92% elected to enter the long-term extension study. We expect to report efficacy and safety results from the long-term extension study in the first half of 2020. Based on the results of the ENIGMA study, we are planning to initiate a Phase 3 study in patients with EG and/or EGE in the first quarter of 2020.

In addition, in the ENIGMA study approximately 40% of the patients had comorbid EoE, a severe orphan gastrointestinal disease characterized by dysphagia, or difficulty swallowing, nausea, and vomiting resulting from inflammation caused by mast cells and eosinophils. Antolimab (AK002) has received orphan drug designation for EoE from the FDA. The estimated prevalence of EoE in the United States is approximately 200,000 patients and there are no treatments currently approved specifically for this disease. In the ENIGMA study, patients with co-morbid EoE receiving antolimab (AK002) had tissue eosinophil reductions and improvements in dysphagia. Specifically, 93% of patients receiving antolimab (AK002) showed a tissue response ≤6 eosinophils per high powered field (“HPF”) versus 11% of patients receiving placebo. Additionally, dysphagia improved by 53% in patients receiving antolimab (AK002) versus 17% for patients receiving placebo. Based on these observations, we are planning to initiate a double-blind, randomized, placebo-controlled Phase 2/3 study in patients with EoE in the first quarter of 2020.

During the enrollment phase of the ENIGMA study, we identified a group of patients that had elevated stomach and/or duodenal mast cell counts in the absence of elevated eosinophils but had similar symptoms and symptom burden as EG and/or EGE patients. Because of the elevated mast cell counts and lack of other elevated cell types, these patients appear to suffer from mast cell driven gastrointestinal symptoms. We have labelled these conditions Mast Cell Gastrointestinal Disease (“MGID”). We are currently conducting a six-month open-label Phase 1 study in patients with MGID using antolimab (AK002) and expect to report safety and efficacy results from this study in the first quarter of 2020. We are also working to further characterize the MGID patient population and are conducting a non-interventional prevalence study to further understand the prevalence of MGID in the US.

Antolimab (AK002) has also demonstrated activity in three forms of CU, ISM, and SAC. CU is a group of inflammatory skin diseases characterized by hives and severe itching resulting from the inappropriate activation of mast cells in the skin. In a Phase 2 open-label six-month multiple dose study of antolimab (AK002) in 45 antihistamine refractory patients with chronic spontaneous urticaria, cholinergic urticaria or dermatographic urticaria, patients reported high levels of disease control and some patients experienced complete resolution of symptoms. Importantly, antolimab (AK002) also produced high levels of response in patients that were refractory to omalizumab (“Xolair”), the only biologic treatment option currently approved for use in patients with CU. This suggests that antolimab (AK002), if approved, could become the treatment of choice for antihistamine refractory CU patients. ISM is a disorder caused by the release of mast cell derived inflammatory mediators throughout the body resulting in severe symptoms in the skin, gastrointestinal tract, central nervous system, joints, and muscles. There are treatments currently approved for ISM. In a Phase 1 open-label six-month multiple dose study of antolimab (AK002) in 11 patients with ISM, patients reported substantial improvements in symptoms and improved quality of life measures. SAC is a group of severe ocular disorders resulting from allergic inflammation of the conjunctiva, and symptoms include persistent severe ocular pain, itching, sensitivity to light (“photophobia”), foreign body sensation, watering eyes, redness, swelling and the formation of papillae.  In a Phase 1 open-label six-month multiple dose study of antolimab (AK002) in 29 patients with SAC, patients administered antolimab (AK002) reported a 78% median improvement in ocular symptoms by Allergic Conjunctivitis Symptom (“ACS”) Score and a 71% median improvement in physician assessed signs and symptoms using the Ocular Symptom Score (“OSS”). In addition, patients suffering from comorbid atopic dermatitis, asthma and allergic rhinitis, despite treatment with currently available therapies, reported improvements in their symptoms while receiving antolimab (AK002).  The activity observed in CU, ISM, and SAC suggest that antolimab (AK002) could provide meaningful benefit to patients suffering from these diseases and highlight the potential of antolimab (AK002) in multiple disease settings.

Antolimab (AK002) has generally been well tolerated in each of our clinical trials. The most common adverse event has been the occurrence of mild to moderate infusion related reactions (“IRRs”), consisting of flushing, feeling of warmth, headache, nausea or dizziness, which occurred mostly during the first infusion and diminished or did not occur on subsequent infusions. To date, antolimab (AK002) has been administered intravenously in our completed and ongoing clinical studies. We also have developed a high concentration formulation of antolimab (AK002) for subcutaneous administration. We expect to complete a Phase 1 study in healthy volunteers evaluating the safety, tolerability and pharmacokinetics of a subcutaneous formulation of antolimab (AK002) in the second half of 2020.

Ongoing or planned studies are listed in Figure 2.  See “Antolimab (AK002) Clinical Development” for further detail on these studies.

Figure 2. Antolimab (AK002) Ongoing and Planned Studies

Study	Milestone
Phase 3 Eosinophilic Gastritis and/or Gastroenteritis	Initiation Q1 2020
Phase 2/3 Eosinophilic Esophagitis	Initiation Q1 2020
Phase 1 Mast Cell Gastrointestinal Disease	Data Q1 2020
Phase 2 Eosinophilic Gastritis and/or Gastroenteritis Extension	Data H1 2020
Phase 1 Bioavailability Study (Intravenous and Subcutaneous Administration)	Data H2 2020
Non-Interventional EG, EGE, and MGID Prevalence	Data H2 2020

Understanding the Foundation of Our Approach

Background on Mast Cells, Eosinophils and Siglec-8

Mast cells and eosinophils and are involved in many inflammatory conditions and therefore represent attractive drug targets. Mast cells and eosinophils can respond to signals from allergens, tissues, bacteria, viruses and also cells of the innate and adaptive immune system. In response, they release a large variety of mediators which can result in tissue damage, fibrosis and the recruitment and activation of other innate and adaptive immune cells. The ability to respond to signals from multiple cell types and the diverse array of mediators that they produce place mast cells and eosinophils in the center of multiple aspects of the inflammatory response.

Eosinophils are normally present in the blood and tissues, especially in the mucosal linings of the respiratory and gastrointestinal tract. However, they can be recruited to any site of the body in the setting of inflammation. Mast cells reside within tissues and all vascularized organs, often located in close proximity to blood vessels, nerves and lymphatics. Sites include the dermis, gut mucosa and submucosa, conjunctiva and pulmonary alveoli and airways. As a result of their widespread location and potent inflammatory activity, mast cells and eosinophils have been identified as key drivers in a number of severe diseases of the gastrointestinal tract, eyes, skin and lungs as well as diseases which affect multiple organ systems.

Siglec-8 is an inhibitory receptor selectively expressed on eosinophils, mast cells and, to a lesser extent, on basophils. Because Siglec-8 is expressed in high abundance only on mast cells and eosinophils, it presents a novel way to selectively target these important immune cells. As an inhibitory receptor, the natural function of Siglec-8 is to counteract activating signals within mast cells and eosinophils that lead to an inflammatory response. By binding to Siglec-8, antolimab (AK002) is able to selectively target mast cells and eosinophils to resolve inflammation.

Mast cells and Eosinophils are Effector Cells That are Central to Initiating and Maintaining Inflammatory Responses

Mast cells and/or eosinophils respond to a variety of activating signals including those from cell-cell contact, allergens bound to IgE, neuropeptides, cytokines including IL-33, thymic stromal lymphopoietin (“TSLP”), IL-5, IL-4 and IL-13 and viruses through Toll-Like Receptor-3. In response to these and other activating signals, mast cells and eosinophils produce a broad range of inflammatory mediators that cause tissue damage and contribute to acute and chronic inflammation. These mediators include vasoactive amines, bioactive lipids, proteases, chemokines and cytokines. The mediators, their functions and their contribution to disease pathogenesis are described in more detail below.

•

Mast cells play an important role in inflammation as the main producer of histamine. Histamine causes vasodilation and produces intense itching. It is believed to contribute to increased gastrointestinal peristalsis (diarrhea), the skin symptoms of urticaria and ISM, the diffuse vasodilation of anaphylaxis and bronchospasm in asthma.

•

Proteases secreted from mast cells and eosinophils are the key cause of tissue damage and contribute to tissue fibrosis. Eosinophil and mast cell secretions are toxic to surrounding cells and break down tissues, resulting in fibrosis and tissue remodeling.

•

Mast cells and eosinophils drive inflammation by signaling to other cells of the immune system. Mast cells and eosinophils release lipid mediators and a large variety of cytokines including TNFa, IL-1, IL-3, IL-4, IL-5, IL-6, IL-8, IL-9, IL-13, MCP-1, CCL2, CCL3, CCL5, CCL17, TGFa, TGFb and granulocyte-macrophage colony stimulating factor, that attract and activate cells of the innate and adaptive immune system, such as neutrophils, monocytes, macrophages, basophils, B-cells, T-cells and dendritic cells, as well as other mast cells and eosinophils.

Figure 3. Mast Cell and Eosinophil Functions

Due to their ability to respond to signals from multiple cell types and elicit responses from others, mast cells and eosinophils mediate the immediate hypersensitivity and late phase responses responsible for allergies and many innate and adaptive immune responses.

Siglec-8 is an Attractive Target for Mast Cell and Eosinophil Driven Diseases

Siglec-8 (sialic acid immunoglobulin-like lectin 8) is a constitutively expressed inhibitory receptor that is restricted to eosinophils, mast cells and to a lesser extent, basophils (approximately 1/100 the level on mast cells and eosinophils). The physiological function of Siglec-8 is to provide an inhibitory signal to mast cells and eosinophils. Siglec-8 exerts these effects through an intracellular immunoreceptor, tyrosine-based inhibitory motif (“ITIM”) and ITIM-like motif. In contrast to approaches which block a single activating cytokine or receptor, targeting the ITIM signaling cascade (via Siglec-8) has the potential to counteract a broad array of activating signals, which could allow for the treatment of multiple diseases. Antibodies to Siglec-8 have been shown to trigger antibody-dependent cellular cytotoxicity (“ADCC”) of blood eosinophils and apoptosis of tissue eosinophils and to inhibit the release of inflammatory mediators from mast cells. In the human clinical studies, antolimab (AK002) has depleted eosinophils and demonstrated mast cell inhibitory activity in multiple disease settings including EG, EGE, EoE, CU, SAC, and ISM. In summary, the expression pattern and broad inhibitory function make Siglec-8 an attractive target for treatment of mast cell and eosinophil driven diseases.

Figure 4. Siglec-8 Triggers Apoptosis of Eosinophils and Inhibition of Mast Cells

Our Strategy

Antolimab (AK002) has shown activity in humans as well as activity in a broad array of animal disease models of mast cell and eosinophil driven diseases. We have prioritized our antolimab (AK002) development efforts based on our assessment of the probability of clinical and regulatory success, unmet medical need and potential market opportunity. We have assembled a team with a proven track record and deep experience in antibody discovery and in clinical development, commercialization, operations and finance from companies such as Genentech, Gilead, Intermune, Novo Nordisk, Pfizer, ZS Pharma and others.

The key elements of our strategy are to:

•

Rapidly advance antolimab (AK002) through clinical development in EG, EGE and EoE. Antolimab (AK002) has secured orphan drug designation for the treatment of EG, EGE from the FDA. We believe the positive results from our ENIGMA study in patients with EG and/or EGE, in conjunction with our planned Phase 3 study, will serve as the basis for demonstrating safety and efficacy in our biologics license application (“BLA”) and market authorization application submissions.

Antolimab (AK002) has secured orphan drug designation for the treatment of EoE from the FDA. We plan to initiate a Phase 2/3 study in patients with EoE following observed improvements in the pathology and symptoms of patients with EoE as part of the ENIGMA study.

•

Evaluate additional eosinophilic and mast cell driven conditions. We are currently conducting a study in MGID, and have completed trials for CU, ISM, and SAC. We will continue to evaluate development opportunities in these, as well as other indications.

•

Build commercial capability and retain rights in key markets. We intend to retain the rights to antolimab (AK002) in key markets for the time being, and plan to commercialize antolimab (AK002) in the U.S through a specialty sales force.

•

Coordinate clinical and manufacturing process development. Antolimab (AK002) has been produced under current good manufacturing practices (“cGMP”) at commercial scale utilizing the commercial process at Lonza Sales AG (“Lonza”), a Contract Development Manufacturing Organization (“CDMO”).

Antolimab (AK002) Clinical Development

Antolimab (AK002) was designed to take advantage of the selective expression pattern and inhibitory function of Siglec-8, an inhibitory receptor found on eosinophils, mast cells, and to a lesser extent, on basophils. Antolimab (AK002) is a humanized antibody that binds to Siglec-8 with high affinity (bivalent binding avidity (KD) = 17 pM, determined by surface plasmon resonance analysis). Binding of antolimab (AK002) to Siglec-8 on mast cells and eosinophils triggers apoptosis of eosinophils and inhibition of mast cells. Antolimab (AK002) is a non-fucosylated IgG1 antibody engineered to have potent ADCC. ADCC is a mechanism whereby the binding of an antibody like antolimab (AK002) to a target cell in the blood, such as an eosinophil, triggers a natural killer (“NK”) cell, to bind to the Fc portion of the antibody bound to the target cell, thereby destroying the antibody-bound cell. This provides antolimab (AK002) with an additional mechanism to deplete eosinophils present in blood. As a result of these dual modes of action, antolimab (AK002) has been shown to deplete eosinophils in blood and tissue, and to inhibit the release of inflammatory mediators from mast cells.

Antolimab (AK002) has demonstrated activity in a broad array of animal disease models of eosinophilic and mast cell-driven diseases. Consistent with these experiments, human trials have shown that antolimab (AK002) depletes blood eosinophils and inhibits mast cells in multiple different diseases including EG, EGE, EoE, CU, ISM, and SAC. Based on the promising results in the ENIGMA study, we are initiating a Phase 3 study in EG and/or EGE and a Phase 2/3 study in EoE. Antolimab (AK002) has generally been well tolerated in our clinical studies. The most common adverse event has been the occurrence of mild to moderate IRRs, such as flushing, feeling of warmth, headache, nausea or dizziness, which occurred mostly during the first infusion and diminished or did not occur on subsequent infusions.

Eosinophilic Gastrointestinal Diseases (“EGIDs”)

EGIDs are a collection of chronic inflammatory disorders that share a similar eosinophilic driven inflammation that occurs along different segments of the gastrointestinal (“GI”) tract. Based on the site of eosinophilic infiltration, EGIDs are categorized into EoE (esophagus), EG (stomach), EGE (duodenum and small intestine) and Eosinophilic Colitis (colon). While EGIDs are estimated to affect up to 300,000 patients in the United States in total, individually they each are considered orphan diseases. To date, antolimab (AK002) has secured orphan drug designation for EG, EGE, and EoE from the FDA.

It is believed that EGIDs arise in some patients from food allergies or other allergens that cause a hypersensitivity reaction that leads to recruitment of eosinophils to the GI tract. Mast cells are also elevated and believed to play a significant role. The gastrointestinal symptoms are believed to be due to the release of inflammatory mediators from activated eosinophils and mast cells. Elevated serum immunoglobulin E (“IgE”) levels and food-specific IgE are correlated with EG in some patients and provide evidence for the allergy hypothesis and mast cell involvement. We have recently demonstrated that in biopsies of patients with symptomatic EG, mast cells are present in elevated numbers compared to normal controls and that the mast cells are also in an increased activation state, providing additional evidence for a pathogenic role of mast cells in EGIDs.

Figure 5. Mast Cells and Eosinophils are Elevated in EGIDs

Because antolimab (AK002) directly depletes eosinophils and broadly inhibits mast cells, we believe it has the potential to be a superior treatment in comparison to agents acting only on one cell type or pathway.

Eosinophilic Gastritis and Eosinophilic Gastroenteritis

EG and EGE are orphan diseases characterized by chronic inflammation due to infiltration of eosinophils and mast cells into layers of the stomach. Symptoms commonly include abdominal pain, nausea, vomiting, diarrhea, early satiety, loss of appetite, abdominal cramping, bloating, malnutrition and weight loss. EG can occur with eosinophilia isolated to the stomach, or often in combination with eosinophilia of the small intestine. Diagnosis is established based on clinical presentation (gastrointestinal symptoms) combined with increased tissue eosinophils in biopsy specimens from the stomach and/or duodenum without any other cause for the eosinophilia. The presence of greater than or equal to 30 eosinophils per HPF in 5 HPFs indicates the presence of EG and the presence of greater than or equal to 30 eosinophils per HPF in 3 HPFs indicates the presence of EGE. Based on ICD-9 codes, the estimated prevalence of EG and EGE in the United States is approximately 50,000 patients. Based on our conversations with gastroenterologists and our own work, we believe these diseases may be significantly under-diagnosed or mis-diagnosed as other gastrointestinal diseases, such as irritable bowel syndrome or functional dyspepsia. We are conducting a non-interventional study to further understand the prevalence of EG and EGE in the United States.

Eosinophilic Esophagitis

EoE is an orphan disease characterized by eosinophil and mast cell driven inflammation of the esophagus. Common symptoms of EoE include dysphagia (difficulty swallowing), food impaction, nausea and vomiting. Diagnosis is established based on clinical presentation (dysphagia) combined with increased tissue eosinophils in biopsy specimens from the esophagus without any other cause for the eosinophilia. The presence of greater than 15 eosinophils per HPF in an esophagus biopsy identifies the presence of EoE. The estimated prevalence of EoE in the United States is approximately 200,000 patients.

Current Therapies and Limitations

There are no FDA-approved treatments for EG, EGE or EoE. Current therapies and disease management strategies include restricted/elemental diets and systemic or topical corticosteroids. Restricted/elemental diets are designed to avoid foods which trigger symptoms. Unfortunately for most patients the restricted/elemental diets are only partially effective and mainly used as a strategy to provide nutrition despite continuing symptoms. Corticosteroids, systemic or topical, can provide symptom relief, but are not appropriate for long-term treatment due to their numerous side effects.

Phase 2 Study in Patients with EG and/or EGE

Study Design

The ENIGMA study, a randomized, double-blind, placebo-controlled Phase 2 study of antolimab (AK002) enrolled patients with active, biopsy-confirmed EG and/or EGE. Patients were required to be moderately to severely symptomatic based on a patient reported symptom questionnaire and to subsequently have biopsy confirmed eosinophilia of the stomach (≥ 30 eosinophils/HPF in 5 HPFs) and/or duodenum (≥ 30 eosinophils/HPF in 3 HPFs). Qualifying patients were randomized 1:1:1 to receive: (a) 0.3 mg/kg of antolimab (AK002) for the first month followed by three doses of 1.0 mg/kg given monthly, (b) 0.3 mg/kg of antolimab (AK002) for the first month followed by 1.0 mg/kg, 3.0 mg/kg and 3.0 mg/kg given monthly, or (c) a monthly placebo. Disease symptoms were measured daily using a patient reported symptom questionnaire that scored 8 symptoms on a scale from 0 to 10 (abdominal pain, nausea, vomiting, early satiety, loss of appetite, abdominal cramping, bloating, and diarrhea). Endpoints were assessed per protocol in a prespecified hierarchical order using biopsies collected at the end of study and symptom questionnaires collected over the last two weeks of study prior to biopsy. The primary endpoint was the percent change from baseline in the number of tissue eosinophils obtained from gastric or duodenal biopsies. The secondary endpoints were (1) proportion of patients with a greater than 75% reduction in tissue eosinophil counts from biopsies and a greater than 30% reduction in Total Symptom Score (“TSS”) from the patient reported questionnaire and (2) the percent change from baseline in the TSS.

Study Results

Antolimab (AK002) showed a statistically significant benefit when compared to placebo on all primary and secondary endpoints for each of the high dose, the low dose, and the combined high/low dose antolimab (AK002) groups. The data demonstrate that antolimab (AK002) produced histological resolution of gastrointestinal tissue eosinophilia and improved disease symptoms, and that these benefits occurred in the same individuals.

Figure 6: Topline results from the ENIGMA study

Primary and Secondary Endpoints	Placebo (n=20)	High Dose antolimab (AK002) (n=20)	Low Dose antolimab (AK002) (n=19)	Combined antolimab (AK002) (n=39)
1° Endpoint: change in gastric or duodenal eosinophil counts	+10%	-97%	-92%	-95%
p–value	—	<0.0001	<0.0001	<0.0001
2° Endpoint: treatment responders [1]	5%	70%	68%	69%
p–value	—	0.0009	0.0019	0.0008
2° Endpoint: change in TSS [2]	-24%	-58%	-49%	-53%
p–value	—	0.0012	0.0150	0.0012

[1]	Treatment responders defined as patients with greater than a 75% reduction in biopsy eosinophil counts and a greater than 30% reduction in TSS.
[2]	TSS is the sum of all 8 patient reported symptoms each measured on a scale from 0 to 10 (abdominal pain, nausea, vomiting, early satiety, loss of appetite, abdominal cramping, bloating, and diarrhea).

Safety

Antolimab (AK002) was generally well tolerated. The only treatment emergent adverse event occurring more frequently on antolimab (AK002) than on placebo was mild to moderate IRRs, such as flushing, feeling of warmth, headache, nausea, and/or dizziness, which occurred in 60% of patients receiving antolimab (AK002) versus 23% of patients receiving placebo. There was 1 drug-related serious adverse event (“SAE”) in the study, consisting of an IRR that resolved within 24 hours. Treatment emergent SAEs occurred in 9% of patients receiving antolimab (AK002) versus 14% of patients receiving placebo.

Results in Patients with EoE

Esophageal eosinophil counts and dysphagia improved in patients with comorbid eosinophilic esophagitis.

Figure 7: EoE endpoints from the ENIGMA study

Exploratory Endpoints	Placebo	Combined antolimab (AK002)
EoE: proportion of patients with esophageal eosinophil counts <5/HPF	1/9 (11%)	13/14 (93%)
EoE: change in patient reported dysphagia questionnaire	-17%	-53%

Steroid Use

All allowed baseline medications remained constant throughout the baseline period and study. Acute steroids could be used at the physician’s discretion to prevent or treat IRRs. Acute steroid use was balanced between antolimab (AK002) and placebo groups with 28% and 35% of patients in the antolimab (AK002) and placebo group receiving acute steroids. Statistically significant results were also observed on all primary and secondary endpoints in the subgroup of patients who did not receive acute steroids.

Long-Term Extension Study

Ninety-two percent of eligible patients from the ENIGMA study elected to enter the long-term extension study. We expect to report efficacy and safety results from the long-term extension study in the first half of 2020.

In the long-term extension study, we evaluated the effect of pre-treating patients with oral prednisone one day prior to receiving a 1.0 mg/kg first dose of antolimab (AK002). This evaluation included antolimab (AK002) naïve patients receiving 1.0 mg/kg of antolimab (AK002).  No IRRs were observed in patients pre-treated with prednisone the day prior to receiving antolimab (AK002) despite using a higher initial dose than the 0.3 mg/kg dose used in the ENIGMA study. These results suggest prednisone may be a useful pre-treatment to reduce or eliminate IRRs in future studies of antolimab (AK002).

Future Studies

Antolimab (AK002) has secured orphan drug designation for EG, EGE, and EoE from the FDA. Based on the promising results from the ENIGMA study, we plan to initiate a Phase 3 study in patients with EG and/or EGE during the first quarter of 2020. Based on communications with the FDA, we believe the results of the ENGIMA study, in conjunction with the results from a Phase 3 study, if successful, will be sufficient for regulatory approval. We also plan to initiate a Phase 2/3 study in patients EoE during the first quarter of 2020.

Mast Cell Gastrointestinal Disease

During the enrollment phase of the ENIGMA study, we identified a group of patients who were symptomatic but upon biopsy had elevated stomach and/or duodenal mast cell counts in the absence of elevated eosinophils (Figure 8). Because of the elevated mast cell counts and lack of elevated eosinophils and other elevated cell types, these patients appear to suffer from mast cell driven gastrointestinal symptoms. We have labelled these conditions Mast Cell Gastrointestinal Disease (“MGID”). We are currently conducting a six-month open-label Phase 1 study in patients with MGID using antolimab (AK002) and expect to report safety and efficacy results from this study in the first quarter of 2020. We are also working to further characterize the MGID patient population and are conducting a non-interventional study to further understand the prevalence of MGID in the United States.

Figure 8: Symptoms of patients with EG and/or EGE compared to patients with MGID

EG, EGE, and MGID Prevalence Study

During the enrollment phase of the ENIGMA study, our investigational sites screened 51 patients that had not been previously diagnosed with an EGID. Many of these patients, identified as potential study candidates after presenting with chronic GI symptoms, had received prior diagnoses of irritable bowel syndrome (“IBS”), functional dyspepsia (“FD”), or nonspecific gastritis. Of the 51 patients with no prior EGID diagnosis, 26 met the symptomatic threshold and received biopsies. Of the 26 patients biopsied, 15 patients (58%) were found to have EG or EGE and were therefore eligible for enrollment in the ENGIMA study and 11 (42%) patients were found to have MGID. The high rate of discovery among previously undiagnosed patients suggests that some patients with chronic GI symptoms (including those with IBS, FD or nonspecific gastritis) may have EG, EGE, or MGID. Based on these observations, we are conducting a non-interventional study to assess the prevalence of EG, EGE, and MGID in approximately 200 patients with chronic moderate to severe GI symptoms, including those with IBS, FD, or gastritis, with no prior diagnosis of EG, EGE, or elevated mast cell counts. We expect to report results from this disease prevalence study in the second half of 2020. Results from the study may point to a larger EG and EGE population than the ICD-9 based prevalence estimate of 50,000 US patients and establish an estimate of the prevalence of MGID.

Chronic Urticarias

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

Despite sharing similar inflammatory pathology, urticarias differ in the triggers that cause the inflammatory response. Cholinergic urticaria patients typically develop symptoms a few minutes after exercise or passive warming in a bath or shower. In some cholinergic patients, emotional stress or hot and spicy food or beverages can also elicit symptoms. Symptomatic dermatographism is characterized by hiving and itching following a minor stroking pressure, rubbing or scratching of the skin. In CSU, itchy, wheal-and-flare-type skin reactions spontaneously appear on the skin at any time of the day or night. In most CSU patients, an underlying cause of CSU cannot be identified making a causal and/or curative treatment difficult. We conservatively estimate that approximately 200,000-500,000 patients with severe CSU, cholinergic urticaria and symptomatic dermatographism could be candidates for therapy with antolimab (AK002) in the United States.

Current Therapies and Limitations

The current treatment guidelines for the management of all forms of urticaria recommend the use of non-sedating oral H1-antihistamines as first-line therapy. For patients that do not respond to standard doses of H1-antihistamines, doses are increased to as high as four times the standard dose. Though this can increase the response rates, side effects also increase, including sedation and anticholinergic effects, such as dry mouth, blurred vision, urinary retention and constipation. Patients that do not respond to or are unable to tolerate high dose antihistamines have few options. For cholinergic urticaria and symptomatic dermatographism patients, it is recommended that they avoid target triggers such as overheated spaces, hot baths/showers, exercise, specific food allergens and excessive contact. For antihistamine refractory patients with CSU, the only currently approved treatment is Xolair, a monoclonal anti-IgE antibody. Unfortunately, approximately 60% of CSU patients continue to have symptoms despite treatment with Xolair.

Study Design and Results

We conducted an open-label Phase 2 study with antolimab (AK002) in patients with uncontrolled CU despite treatment with H1 antihistamines at up to 4x the labeled dose. The study enrolled four cohorts consisting of 13 Xolair naïve patients with CSU, 11 Xolair refractory patients with CSU (average duration of Xolair treatment 10 months at doses as high as 600mg/month), 11 patients with cholinergic urticaria, and 10 patients with symptomatic dermographism. Baseline symptom scores, as measured by Urticaria Control Test (“UCT”) and Urticaria Activity Score (“UAS7”) were collected over a 4-week screening period. Patients with baseline UCT scores of less than 12, indicative of poorly controlled urticaria, were enrolled in the study and treated with up to 6 doses of antolimab (AK002) given once monthly. Patients received an initial dose of 0.3 mg/kg at baseline, followed by a dose of 1.0 mg/kg on day 28, and then received monthly doses of either 1.0 or 3.0 mg/kg for a total of 6 doses. The primary endpoint of the trial was patient-reported symptoms measured by the UCT. Secondary endpoints include safety and tolerability, as well as patient-reported symptoms as measured by UAS7 (CSU patients only), pulse controlled ergometry (cholinergic urticaria patients only), and Fric testing (symptomatic dermographism patients only).

Results for each cohort are shown in Figure 9. Patients in all cohorts reported high levels of disease control and some patients experienced complete resolution of symptoms while receiving antolimab (AK002). Importantly, antolimab (AK002) also produced high levels of response in patients that were refractory to Xolair. This suggests that antolimab (AK002), if approved, could become the treatment of choice for antihistamine refractory CU patients. Additionally, antolimab (AK002) depleted blood eosinophils in subjects throughout the dosing period.

Figure 9. Data from the Phase 2 CU clinical trial

Xolair Naïve CSU Cohort (N=13)	Baseline	Week 22
Average UCT Score	3.2	14.2
UCT Complete Response	—	12/13 (92%)
UCT Partial Response	—	0/13 (0%)
UCT No Response	—	1/13 (8%)
Average UAS7 Score	18.5	4.6 (-75%)
Proportion with UAS7 ≤ 6	0%	8/13 (62%)
Proportion with UAS7 = 0	0%	7/13 (54%)
Proportion with ISS7 = 0	0%	7/13 (54%)
Proportion with HSS7 = 0	0%	10/13 (77%)

Xolair Failure CSU Cohort (N=11)	Baseline	Week 22
Average UCT Score	3.7	8.5
UCT Complete Response	—	4/11 (36%)
UCT Partial Response	—	2/11 (18%)
UCT No Response	—	5/11 (45%)
Average UAS7	28.7	14.7 (-49%)
Proportion with UAS7 ≤ 6	0%	2/11 (18%)
Proportion with UAS7 = 0	0%	1/11 (9%)
Proportion with ISS7 = 0	0%	1/11 (9%)
Proportion with HSS7 = 0	0%	1/11 (9%)

Cholinergic Urticaria Cohort (N=11)	Baseline	Week 22
Average UCT Score	5.4	11.8
UCT Complete Response	—	9/11 (82%)
UCT Partial Response	—	0/11 (0%)
UCT No Response	—	2/11 (18%)
Pulse Control Ergometry Exercise Test Negative	0%	7/7 (100%)

Symptomatic Dermographism Cohort (N=10)	Baseline	Week 22
Average UCT Score	5.7	9.1
UCT Complete Response	—	4/10 (40%)
UCT Partial Response	—	3/10 (30%)
UCT No Response	—	3/10 (30%)
Fric Test Itch Negative	0%	5/10 (50%)
Fric Test Hives Negative (Critical Friction Threshold)	0%	4/10 (40%)

Antolimab (AK002) was generally well tolerated in the Phase 2 CU study. The most common adverse event was the occurrence of mild to moderate IRRs such as flushing, feeling of warmth, headache, nausea or dizziness, which occurred in 34% of first infusions and only 4% of subsequent infusions.

Severe Allergic Conjunctivitis

Disease Overview

Atopic keratoconjunctivitis (“AKC”), vernal keratoconjunctivitis (“VKC”) and perennial allergic conjunctivitis (“PAC”) are a set of allergic ocular conjunctival diseases primarily associated with an IgE-mediated hypersensitivity reaction. We are focused on SAC, the severe forms of these collective diseases. These conditions are often caused by airborne allergens, such as grass and tree pollens, coming into contact with the eyes, which induces IgE mediated mast cell degranulation and allergic inflammation. The inflammatory mediators released by the mast cell result in inflammation and the infiltration of eosinophils, neutrophils and other immune cells. Eosinophils and mast cells are believed to be the main effector cells, with protease secretions directly damaging the conjunctiva, and play a key role in triggering and maintaining the inflammatory response. Symptoms include itching, hyperemia, light sensitivity (or “photophobia”), pain, eye discharge and the sensation of having a foreign body in the eye. These symptoms can affect quality of life and daily activities, such as reading, driving and being in bright outdoor environments. In addition, patients with untreated disease, in particular those with VKC and AKC, can experience remodeling of the ocular surface tissues that can lead to vision loss. In addition to the primary symptoms of allergic conjunctivitis, a high correlation of allergic rhinitis, allergic asthma and atopic dermatitis comorbidities occur in this patient population. We believe that approximately 50,000-150,000 patients in the United States suffer from SAC and could be candidates for treatment with antolimab (AK002).

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

Study Design and Results

We conducted an open-label Phase 1 trial with antolimab (AK002) in patients with SAC. The trial was open-label, multi-dose, six-month study and enrolled 29 total SAC patients. Of the 29 patients, 13 patients had AKC, 15 patients had PAC, and one patient had VKC. Patients received a 0.3 mg/kg dose of antolimab (AK002) for the first month, followed by a 1 mg/kg dose the next month, then monthly doses of 1 or 3 mg/kg for four additional months.  The primary endpoint of the trial was safety and tolerability. Key secondary endpoints included patient-reported symptom measures of ocular itch, pain, lacrimation, photophobia and foreign body sensation. Patients administered antolimab (AK002) reported a 78% median improvement in ocular symptoms by ACS and a 71% median improvement in physician assessed signs and symptoms using the OSS. In addition, a number of patients enrolled in the trial also had concomitant allergic rhinitis, asthma, and atopic dermatitis. Patients suffering from comorbid atopic dermatitis, asthma and allergic rhinitis, despite treatment with currently available therapies, reported improvements in their symptoms while receiving antolimab (AK002).

Antolimab (AK002) was generally well tolerated. The most common adverse event was mild to moderate IRRs, such as flushing, feeling of warmth, headache, nausea, dizziness, which occurred mostly during the first infusion.

Figure 10. SAC Phase 1 Trial Results

ACS Symptom (N=29)	Patient Assessed Median Change from Baseline to Weeks 21 to 22
Itching	-75%
Light Sensitivity	-57%
Eye Pain	-75%
Foreign Body Sensation	-80%
Watering Eyes	-76%

OSS Symptom (N=29)	Investigator Assessed Median Change from Baseline to Day 140
Itching	-67%
Redness	-67%
Tearing	-50%
Chemosis	-100%

Comorbid Condition	Patient Assessed Change in Median Global Severity from Baseline to Weeks 21 to 22
Asthma (N = 9)	-72%
Atopic Dermatitis (N = 11)	-65%
Rhinitis (N = 11)	-69%

Indolent Systemic Mastocytosis

Disease Overview

ISM is a rare disease characterized by the clonal proliferation and accumulation of mast cells in the bone marrow, respiratory and gastrointestinal tracts, and organs such as the skin, liver, spleen and brain. Common symptoms include pruritus, flushing, headache, cognitive impairment, fatigue, diarrhea, gastrointestinal cramps, hypotension and skin lesions, as well as an increased risk for osteoporosis and anaphylaxis, which in some cases can be life threatening. The symptoms of ISM are attributed to mast cell activation and the systemic release of mediators. Approximately 30,000 patients in the United States suffer from ISM. Antolimab (AK002) has received orphan drug designation from the FDA and the European Medicines Agency (“EMA”) for the treatment of ISM.

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

Study Design and Results

Antolimab (AK002) has been evaluated in an open-label, single and multiple ascending dose Phase 1 study in patients with ISM. The single dose portion of this trial was completed during the second quarter of 2017, with subsequent completion of the six-month multi-dose portion in the first quarter of 2019. The primary endpoints of the trial were safety and tolerability. Key secondary endpoints were the pharmacokinetic and pharmacodynamic profile of antolimab (AK002), including peripheral counts of eosinophils and patient-reported mastocytosis disease symptoms including itching, hives, skin flushing, diarrhea, abdominal pain, fatigue, headache, difficulty concentrating and muscle and joint pain. In the single dose portion, 13 patients received single escalating doses of 0.0003 to 1.0 mg/kg, including three patients receiving 0.3 mg/kg and three patients receiving 1.0 mg/kg of antolimab (AK002). Five out of six patients receiving 0.3 or 1.0 mg/kg reported to the study investigators that they had improvements in symptoms, including diarrhea, abdominal pain, fatigue, pruritus, difficulty concentrating and headaches.

In the multi-dose portion of the trial, 6 patients received six doses of 1.0 mg/kg of antolimab (AK002) given monthly and 5 patients received 1.0 mg/kg for the first month and then monthly doses of 3.0 to 10 mg/kg of antolimab (AK002) for the five months thereafter. Depletion of eosinophils was observed for all patients throughout the dosing period with antolimab (AK002). ISM symptoms and quality of life were assessed using the Mastocytosis Questionnaire (“MSQ”), an internally developed Patient Reported Outcome (“PRO”) instrument, the Mastocytosis Questionnaire (“MSQ”), as well as two published questionnaires, the Mastocytosis Activity and Symptom Severity questionnaire (“MAS”) and the Mastocytosis Quality of Life questionnaire (“MC-QoL”). The MSQ is a proprietary daily PRO Mastocytosis Questionnaire that we developed based on published guidance from the FDA on the development of PRO instruments and is expected to be used to help determine safety and efficacy in future clinical trials. The MSQ consists of nine symptom assessments, with each symptom being scored on a 0-10 scale with higher values representing greater symptom burden. Total score for the MSQ ranges from 0-90 points. For each PRO, baseline scores were collected over 14 to 28 days and compared to scores at Weeks 21 to 22, two weeks after the final dose of antolimab (AK002). PRO data obtained from patients in the multidose portion of the trial are presented in Figure 11. Consistent with the improvements reported in the single ascending dose study, antolimab (AK002) produced clinically meaningful improvement in patient symptoms for multiple symptoms across all three PROs used in the study.

Figure 11. Patient Reported Outcomes from multi-dose portion of ISM trial

MSQ Symptom (N=8) [1]	Median Change from Baseline at Weeks 21 to 22
Itching	-56%
Hives	-38%
Flushing (#)	-46%
Abdominal Pain	-60%
Diarrhea	-49%
Headache	-50%
Fatigue	-47%
Difficulty Concentrating	-59%
Muscle Pain	-27%
Joint Pain	-26%

[1]	The MSQ was not available for use in 3 patients.

MAS2 Symptom (N=11)	Median Change from Baseline at Weeks 21 to 22
Itching	-53%
Hives	-59%
Flushing	-57%
Abdominal Pain	-84%
Diarrhea	-72%
Headache	-57%
Fatigue	-22%
Difficulty Concentrating	-30%
Bone-Joint-Muscle Pain	-22%

MC-QoL Domain (N=11)	Median Change from Baseline at Day 145
Symptoms	-39%
Social Life / Functioning	-42%
Emotions	-57%
Skin	-44%

Antolimab (AK002) was generally well tolerated in the Phase 1 ISM study. The most common adverse event was the occurrence of mild to moderate IRRs, such as flushing, feeling of warmth, headache, nausea or dizziness, which occurred mostly during the first infusion.

Subcutaneous Formulation

To date, antolimab (AK002) has been administered intravenously in all of our completed and ongoing clinical studies. We have also developed a high concentration formulation of antolimab (AK002) for subcutaneous administration. We expect to complete a Phase 1 study in healthy volunteers evaluating the safety, tolerability and pharmacokinetics of a subcutaneous formulation of antolimab (AK002) in the second half of 2020.

Preclinical Results

Antolimab (AK002) Results in Animal Disease Models Suggest Broad Activity

Because Siglec-8 is found only in cells of humans and certain other primates, we have developed a proprietary Siglec-8 transgenic mouse, in which Siglec-8 is expressed with a similar tissue distribution to humans and is functionally active. The transgenic mouse provides us with a proprietary tool to assess the safety, tolerability and activity of anti-Siglec-8 antibodies.

Antolimab (AK002) has completed short- and long-term toxicity studies in Siglec-8 transgenic mice. Chronic weekly dosing for six months with antolimab (AK002) in transgenic mice at dose levels of 50 or 100 mg/kg resulted in no adverse drug-related findings in mortality, clinical observations, body weight, food consumption and anatomic pathology after the end of dosing. Non-adverse findings included decreases in eosinophil counts in both sexes at 50 mg/kg/week, which persisted through the recovery period. These findings reflect the expected pharmacology of antolimab (AK002). The no-observed-adverse-effect-level of antolimab (AK002) after chronic dosing for six months was 100 mg/kg/week.

We have shown that antolimab (AK002) or antibodies to Siglec-8 have broad activity in animal disease models (eosinophilic gastroenteritis, anaphylaxis, fibrosis and chronic obstructive pulmonary disease) and in human ex vivo diseased tissue (eosinophilic gastrointestinal disease, mastocytosis, atomic dermatitis and lung). In these models, anti-Siglec-8 antibodies have significantly reduced eosinophils and inhibited mast cells. The activity in these models suggests antolimab (AK002) has the potential to treat eosinophil and mast cell inflammation in a number of disease settings and highlights the ability of antolimab (AK002) to inhibit the inflammatory cascade triggered by different activating signals.

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

Figure 13. Leukocyte Counts and Lung Fibrosis in Bleomycin Lung Fibrosis Model

Anti-Siglec-8 Antibody Inhibits IL-33/TSLP Activation of Mast Cells from Human Skin

IL-33 combined with TSLP is a potent activator of mast cells and results in increased expression of the mast cell activation marker CD63. Mast cells isolated from skin showed a 20% increase in the expression of CD63 after overnight exposure to IL-33 and TSLP. In contrast, skin mast cells treated with antolimab (AK002) along with IL-33 and TSLP did not show increased activation, with CD63 levels remaining similar to control levels (no IL-33 and TSLP exposure). In addition, the levels of chemokines CCL2 and ENA78 did not increase after stimulation with IL-33 and TSLP in the presence of antolimab (AK002). Chemokines are known to recruit and activate cells of the innate and adaptive immune system. By normalizing chemokine secretions, antolimab (AK002) may be able to prevent further recruitment of immune cells and thereby interrupt the inflammatory cascade.

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

Figure 15. EG/EGE Model Eosinophil and Mast Cell Counts in Blood, Stomach and Small Intestine

Anti-Siglec-8 treatment also reduced the levels of multiple important chemokines (CCL5/Rantes, CCL2/MCP-1, CCL17) to the levels of sham control animals. Chemokines are known to recruit and activate cells of the innate and adaptive immune system. By normalizing chemokine secretions, antolimab (AK002) may be able to reduce further recruitment of immune cells and thereby interrupt the inflammatory cascade.

Figure 16. Chemokine Levels in the EG/EGE Mouse Model

Preclinical Programs

We are developing additional antibodies targeting novel immune system receptors. These antibodies are being assessed in a variety of animal models.

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

We are not aware of any other company or organization that is conducting clinical trials of a product candidate that targets both mast cells and eosinophils, including any product candidate that specifically targets Siglec-8. The competition we may face with respect to each of the indications we are targeting with antolimab (AK002) includes:

•

EG, EGE and EoE. Currently, there are no therapies that have been approved by the FDA specifically for EG, EGE or EoE. Several companies, including but not limited to, Regeneron, AstraZeneca, Celgene, Shire, and Dr. Falk Pharma have or are conducting studies in these indications.

•

ISM. We are not aware of any FDA-approved treatments for ISM. Blueprint Medicines initiated a phase 2 trial evaluating avapritinib in smoldering systemic mastocytosis and ISM in the second half of 2018.

•

CU. Xolair is an FDA-approved drug approved for the treatment of CSU. We are not aware of any FDA-approved treatment options for cholinergic urticaria or symptomatic dermatographism. Companies conducting studies in chronic spontaneous urticaria include: Novartis Pharmaceuticals (ligelizumab), Genentech (fenebrutinib), and Gossamer Bio (GB100).

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

Sales and Marketing

In light of our stage of development, we currently have limited marketing and sales capabilities. We hold worldwide commercialization rights to all of our product candidates. We intend to retain the rights to our compounds in key markets for the time being, and plan to build our own focused, specialty sales force to commercialize approved products in the United States.

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

We do not currently have the infrastructure or internal capability to manufacture our product candidates for use in clinical development and commercialization. We rely, and expect to continue to rely, on third-party manufacturers for the production of our product candidates in compliance with cGMP requirements clinical trials under our guidance. In the case of antolimab (AK002), we rely on a single third-party manufacturer, Lonza, and we currently have no alternative manufacturer in place. We do not have long-term supply agreements and we purchase our required drug product on a purchase order basis. We expect to continue to rely on third-party manufacturers for the commercial supply of any of our product candidates for which we obtain marketing approval. We have personnel with significant technical, manufacturing, analytical, quality, regulatory, cGMP and project management experience to oversee our third-party manufacturers and to manage manufacturing and quality data and information for regulatory compliance purposes.

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

In-Licensing Agreements

We have entered into two in-licensing agreements with third-parties for the development, manufacturing and commercialization of our products including antolimab (AK002). The specific terms of the individual agreements are discussed in further detail below.

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

Under the license agreement we are obligated to make payments to JHU for therapeutic products aggregating up to $4.0 million based on achieving specified development and regulatory approval milestones. We will also pay single-digit royalties to JHU based on net sales of each licensed therapeutic product by us and our affiliates and sublicensees and have up to a low six-digit dollar minimum annual royalty payment. In addition, in the event we sublicense the JHU intellectual property, we are obligated to pay JHU a specified portion of income we receive from sublicensing.

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

Total Royalty Burden

In aggregate, we anticipate our total royalty obligation on antolimab (AK002) from our in-licensing agreements will be a mid-single digit percentage of net sales by us and our affiliates and sublicensees.

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

Any future product candidates must be approved by the FDA through either a BLA or New Drug Application (“NDA”) process before they may be legally marketed in the United States. The process generally involves the following:

•	completion of extensive preclinical studies in accordance with applicable regulations, including studies conducted in accordance with good laboratory practice (“GLP”), requirements;
•	submission to the FDA of an Investigational New Drug (“IND”) application, which must become effective before human clinical trials may begin;
•	approval by an independent institutional review board (“IRB”), or ethics committee at each clinical trial site before each trial may be initiated;
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

Under the Prescription Drug User Fee Act (“PDUFA”), as amended, each NDA or BLA must be accompanied by a user fee. FDA adjusts the PDUFA user fees on an annual basis. According to the FDA’s fee schedule, effective through September 30, 2020, the user fee for an application requiring clinical data, such as an NDA or BLA, is $2.9 million. PDUFA also imposes an annual program fee for human drugs and biologics of $0.3 million. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on NDAs or BLAs for products designated as orphan drugs, unless the product also includes a non-orphan indication.

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

•

The Community MA is issued by the European Commission through the Centralized Procedure, based on the opinion of the Committee for Medicinal Products for Human Use (“CHMP”), of the EMA, and is valid throughout the entire territory of the EEA. The Centralized Procedure is mandatory for certain types of products, such as biotechnology medicinal products, orphan medicinal products, advanced-therapy medicines such as gene-therapy, somatic cell-therapy or tissue-engineered medicines and medicinal products containing a new active substance indicated for the treatment of HIV, AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and other immune dysfunctions and viral diseases. The Centralized Procedure is optional for products containing a new active substance not yet authorized in the EEA, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU.

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

Employees

As of December 31, 2019, we had 90 full-time employees, 61 of whom were engaged in research and development activities. None of our employees are represented by a labor union or covered under a collective bargaining agreement, and we consider our relationship with our employees to be good.

Facilities

Our corporate headquarters are currently located in Redwood City, California, where we lease 25,136 square feet of office, research and development and laboratory space pursuant to a lease agreement that expires on July 31, 2029. The lease agreement includes an option to extend the term for an additional period of five years, and provides us a right of first offer to expand into available space on the first floor of the building. We are responsible for payment of our proportionate share of taxes and operating expenses for the building, in addition to monthly base rent in the initial amount of $0.1 million, with 3% annual increases, which monthly base rent is abated for the first nine months of the lease term. We provided a security deposit under the lease in the form of a letter of credit in the initial amount of $0.8 million, subject to a reduction to $0.4 million following the 45th month of the term and the satisfaction of certain conditions. On December 4, 2019, we entered into a lease agreement for approximately 98,000 square feet of office space to be constructed in San Carlos, California. We expect these premises to be delivered in November 2020, and we expect to move into this new headquarters in mid-2021 after making certain improvements. The lease term will expire 123 months following the rent commencement date, which is expected to be the earlier of nine months after the premises are delivered or the date our tenant improvements are substantially completed. Upon commencement of the lease term, we will be responsible for monthly base rent payments of $5.75 per rentable square foot. We provided a security deposit in the form of a letter of credit in the amount of $1.5 million. This lease agreement includes an option to extend the term for an additional period of five years and provides us a right of first refusal for certain additional office space. We believe that these facilities will be adequate for our near-term needs. If required, we believe that suitable additional or alternative space would be available in the future on commercially reasonable terms.

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

We believe that we have substantial know-how and trade secrets relating to our technology and product candidates. Our patent portfolio as of February 25, 2020 contains six issued and unexpired U.S. patents and seven pending U.S. patent applications that are solely owned or exclusively licensed by us and numerous foreign counterparts of these patents and patent applications.

We have exclusively licensed from JHU four issued and unexpired U.S. patents and also foreign counterparts, with claims granted in Europe and Japan. The JHU licensed patent rights include issued U.S. patents with claims that recite anti-Siglec-8 antibodies comprising the CDRs of a particular antibody and methods of use a class of antibodies that bind to Siglec-8 for treating particular diseases. We own two granted U.S. patents that claim the active component of antolimab (AK002), an anti-Siglec-8 antibody, pharmaceutical compositions comprising antolimab (AK002), and methods for the treatment of particular diseases using antibodies to Siglec-8, with a projected expiration date in 2035 in the absence of patent extensions. Similar patent applications are pending in Europe and Japan. We have eight further pending families of patent applications that include U.S. and foreign applications relating to methods of treatment for treating particular diseases using antibodies to Siglec-8 and methods of delivering antibodies to Siglec-8. We have also filed patent applications with claims pending relating to antibodies in preclinical development and methods for treating cancer with these antibodies. We also have a non-exclusive license to intellectual property from BioWa and Lonza regarding the expression and manufacturing of monoclonal antibodies in particular mammalian host cell lines.

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

Similar provisions are available in the European Union and certain other foreign jurisdictions to extend the term of a patent that covers an approved drug. In the future, if and when our product candidates, including antolimab (AK002), receive approval by the FDA or foreign regulatory authorities, we expect to apply for patent term extensions on issued patents covering those products, depending upon the length of the clinical trials for each drug and other factors. Expiration dates referred to above are without regard to potential patent term extension or other market exclusivity that may be available to us.

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

Corporate Information

We were incorporated in Delaware in March 2012. Our website is www.allakos.com. We use our website as a channel of distribution for company information, and financial and other material information regarding our company is routinely posted and accessible on our website.

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

We have incurred net losses in each reporting period since our inception, have not generated any revenue to date and have financed our operations principally through the sale and issuance of common stock and preferred stock. Our net losses were $85.4 million, $43.5 million and $23.6 million for the years ended December 31, 2019, 2018 and 2017. As of December 31, 2019, we had an accumulated deficit of $189.5 million. We have devoted substantially all of our resources and efforts to research and development. Our lead compound, antolimab (AK002), is in clinical development, and our other product candidates are in preclinical development. As a result, we expect that it will be several years, if ever, before we generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to develop and market additional potential products.

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

Our business depends entirely on the successful development and commercialization of our product candidates. We currently generate no revenues from sales of any products. We have no products approved for commercial sale and do not anticipate generating any revenue from product sales until sometime after we have successfully completed clinical development and received marketing approval for the commercial sale of a product candidate, if ever. Our ability to generate revenue and achieve profitability depends significantly on our ability to achieve a number of objectives, including:

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

As of December 31, 2019, we had $495.9 million in cash, cash equivalents and marketable securities, which includes proceeds from our July 2018 IPO and concurrent private placement that we completed on July 23, 2018 and from our August 2019 Offering. We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements through at least the next 12 months. Our estimate as to how long we expect our existing cash, cash equivalents and marketable securities to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

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
•

restrictions on the use of our products, if approved, such as boxed warnings or contraindications in labeling, or a Risk Evaluation and Mitigation Strategy (“REMS”), if any, which may not be required of alternative treatments and competitor products;

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

Our product candidates are subject to extensive governmental regulations relating to, among other things, research, testing, development, manufacturing, safety, efficacy, approval, recordkeeping, reporting, labeling, storage, packaging, advertising and promotion, pricing, marketing and distribution of drugs and therapeutic biologics. Rigorous preclinical testing and clinical trials and an extensive regulatory approval process must be successfully completed in the United States and in many foreign jurisdictions before a new drug or therapeutic biologic can be marketed. Satisfaction of these and other regulatory requirements is costly, time-consuming, uncertain and subject to unanticipated delays. For example, despite the recent completion of our Phase 2 clinical trial in patients with EG and/or EGE, significant regulatory hurdles remain, both near term and long term, before antolimab (AK002) can obtain regulatory approval in the United States. In the near term, we must conduct an end of Phase 2 meeting with the FDA and if we are unable to do so in a timely manner, our timeline for the commercialization of our product candidate could be extended. In the longer term, we will need to reach agreement with the FDA on the design for our Phase 3 clinical trial, and of course conduct of such trial. There can be no assurance we will be able to successfully conclude these undertakings in a timely manner, and it is possible that none of the product candidates we may develop will obtain the regulatory approvals necessary for us to begin selling them.

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

Any delay or failure in obtaining required approvals could have a material and adverse effect on our ability to generate revenue from the particular product candidate for which we are seeking approval. Furthermore, any regulatory approval to market a product may be subject to limitations on the approved uses for which we may market the product or the labeling or other restrictions. In addition, the FDA has the authority to require a REMS as part of a BLA or NDA, or after approval, which may impose further requirements or restrictions on the distribution or use of an approved drug or biologic. These requirements or restrictions might include limiting prescribing to certain physicians or medical centers that have undergone specialized training, limiting treatment to patients who meet certain safe-use criteria and requiring treated patients to enroll in a registry. These limitations and restrictions may limit the size of the market for the product and affect reimbursement by third-party payors.

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

If further significant adverse events or other side effects are observed in any of our current or future clinical trials, we may have difficulty recruiting patients to the clinical trials, patients may drop out of our trials, or we may be required to abandon the trials or our development efforts of that product candidate altogether. We, the FDA, the EMA, other applicable regulatory authorities or an institutional review board may suspend clinical trials of a product candidate at any time for various reasons, including a belief that subjects in such trials are being exposed to unacceptable health risks or adverse side effects. Some potential therapeutics developed in the biotechnology industry that initially showed therapeutic promise in early-stage studies have later been found to cause side effects that prevented their further development. Even if the side effects do not preclude the drug from obtaining or maintaining marketing approval, undesirable side effects may inhibit market acceptance of the approved product due to its tolerability relative to other therapies. Any of these developments could materially harm our business, financial condition and prospects.

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

We may not be able to obtain orphan drug designation or obtain or maintain orphan drug exclusivity for our product candidates and, even if we do, that exclusivity may not prevent the FDA or the EMA from approving competing products.

Regulatory authorities in some jurisdictions, including the U.S. and the European Union, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the U.S., or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. We have obtained orphan drug designation for EG, EGE and EoE in the U.S. and for ISM in the U.S. and European Union and we may seek orphan drug designations for other indications or for other of our product candidates. There can be no assurances that we will be able to obtain such designations.

In the U.S., orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. In addition, if a product that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan drug exclusivity. Orphan drug exclusivity in the U.S. provides that the FDA may not approve any other applications, including a full BLA or NDA, to market the same drug for the same indication for seven years, except in limited circumstances. The applicable exclusivity period is ten years in Europe. The European exclusivity period can be reduced to six years if a drug no longer meets the criteria for orphan drug designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified.

Even if we obtain orphan drug designation for a product candidate, we may not be able to obtain or maintain orphan drug exclusivity for that product candidate. We may not be the first to obtain marketing approval of any product candidate for which we have obtained orphan drug designation for the orphan-designated indication due to the uncertainties associated with developing pharmaceutical products. In addition, exclusive marketing rights in the U.S. may be limited if we seek approval for an indication broader than the orphan-designated indication or may be lost if the FDA later determines that the request for designation was materially defective or if we are unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties may be approved for the same condition. Even after an orphan drug is approved, the FDA can subsequently approve the same drug with the same active moiety for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care or the manufacturer of the product with orphan exclusivity is unable to maintain sufficient product quantity. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process.

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

Existing regulatory policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the U.S. or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability.

The Trump Administration and certain members of Congress have made various efforts to repeal all or portions of the Affordable Care Act (“ACA”), including suspending the penalties for failing to comply with the individual insurance mandate, removing funds designed to drive enrollment in the program, repealing the “Cadillac tax” on certain high-cost, employee-sponsored health insurance plans and coming within a single vote in the U.S. Senate of repealing the ACA altogether. There is uncertainty with respect to the impact future actions by the Trump Administration, Congress or the courts may have and any changes likely will take time to unfold, and could have an impact on coverage and reimbursement for healthcare items and services covered by plans that were authorized by the ACA. However, we cannot predict the ultimate content, timing or effect of any further healthcare reform legislation or the impact of potential legislation on us. In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, effective April 1, 2013, which, due to subsequent legislative amendments, will stay in effect through 2025 unless additional Congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our drugs, if approved, and accordingly, our financial operations.

We expect that the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product. For example, the Trump Administration has contemplated certain executive actions and campaigned upon policies aiming to lower the cost of prescription drugs in the U.S., including possibly implementing a “most favored nations” clause where the U.S. would pay no more than the country with the lowest prescription drug prices. Similarly, many of Democratic candidates for the 2020 Presidential election have made drug price reform a focal point of their presidential campaigns. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate sufficient revenue, attain profitability or commercialize our product candidates.

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

We are subject to federal and state laws and regulations requiring that we take measures to protect the privacy and security of certain information we gather and use in our business. For example, federal and state security breach notification laws, state health information privacy laws and federal and state consumer protection laws impose requirements regarding the collection, use, disclosure and storage of personal information. In addition, in June 2018, California enacted the California Consumer Privacy Act (the “CCPA”), which took effect on January 1, 2020. The CCPA gives California residents expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that may increase data breach litigation. Although the CCPA includes exemptions for certain clinical trials data, and HIPAA protected health information, the law may increase our compliance costs and potential liability with respect to other personal information we collect about California residents. The CCPA has prompted a number of proposals for new federal and state privacy legislation that, if passed, could increase our potential liability, increase our compliance costs and adversely affect our business.

We may also be subject to or affected by foreign laws and regulations, including regulatory guidance, governing the collection, use, disclosure, security, transfer and storage of personal data, such as information that we collect about patients and healthcare providers in connection with clinical trials and our other operations in the U.S. and abroad. The global legislative and regulatory landscape for privacy and data protection continues to evolve, and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. This evolution may create uncertainty in our business, result in liability or impose additional costs on us. The cost of compliance with these laws, regulations and standards is high and is likely to increase in the future. For example, the EU has adopted the General Data Protection Regulation (the “GDPR”), which introduces strict requirements for processing personal data. The GDPR increases our compliance burden with respect to data protection, including by mandating potentially burdensome documentation requirements and granting certain rights to individuals to control how we collect, use, disclose, retain and leverage information about them. The processing of sensitive personal data, such as information about health conditions, entails heightened compliance burdens under the GDPR and is a topic of active interest among foreign regulators. In addition, the GDPR provides for breach reporting requirements, more robust regulatory enforcement and fines of up to the greater of 20 million euros or 4% of annual global revenue. While companies are afforded some flexibility in determining how to comply with the GDPR’s various requirements, significant effort and expense are required to ensure continuing compliance with the GDPR. Moreover, the requirements under the GDPR and guidance issued by different EU member states may change periodically or may be modified, and such changes or modifications could have an adverse effect on our business operations if compliance becomes substantially costlier than under current requirements. It is also possible that each of these privacy laws may be interpreted and applied in a manner that is inconsistent with our practices. Further, Brexit, which occurred on January 31, 2020, has created uncertainty with regard to data protection regulation in the UK. In particular, it is unclear whether, post Brexit, the UK will enact data protection legislation equivalent to the GDPR and how data transfers to and from the United Kingdom will be regulated. Any failure or perceived failure by us to comply with federal, state, or foreign laws or self-regulatory standards could result in negative publicity, diversion of management time and effort, proceedings against us by governmental entities or others, and fines. In many jurisdictions, enforcement actions and consequences for noncompliance are rising. As we continue to expand into other foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business.

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

We have conducted and have ongoing studies in international locations, and may in the future initiate additional studies in countries other than the U.S. Our business activities may be subject to the FCPA, the UK Bribery Act and other similar anti-bribery or anti-corruption laws, regulations or rules of other countries in which we operate. The FCPA generally prohibits offering, promising, giving or authorizing others to give anything of value, either directly or indirectly, to a non-U.S. government official in order to influence official action or otherwise obtain or retain business. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls. Our business is heavily regulated and therefore involves significant interaction with public officials, including officials of non-U.S. governments. Additionally, in many other countries, the health care providers who prescribe pharmaceuticals are employed by their government, and the purchasers of pharmaceuticals are government entities; therefore, our dealings with these prescribers and purchasers are subject to regulation under the FCPA. Recently the SEC and Department of Justice have increased their FCPA enforcement activities with respect to biotechnology and pharmaceutical companies. There is no certainty that all of our employees, agents or contractors, or those of our affiliates, will comply with all applicable laws and regulations, particularly given the high level of complexity of these laws. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, the closing down of our facilities, requirements to obtain export licenses, cessation of business activities in sanctioned countries, implementation of compliance programs and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our products in one or more countries and could materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees and our business, prospects, operating results and financial condition.

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

We currently have a small commercial team which will need to be expanded substantially to support the marketing, sales and distribution of any of our product candidates that may be able to obtain regulatory approval. In order to commercialize any product candidates, we must build marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third-parties to perform these services for each of the territories in which we may have approval to sell or market our product candidates. We may not be successful in accomplishing these required tasks.

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

At December 31, 2019, we had 90 full-time employees, including 61 employees engaged in research and development. In order to successfully implement our development and commercialization plans and strategies, and as we transition into operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Our facility is located in a seismically active region and in a state which also experiences large scale wildfires from time to time. We have not undertaken a systematic analysis of the potential consequences to our business and financial results from a major earthquake, fire, power loss, terrorist activity or other disasters and do not have a recovery plan for such disasters. In addition, we do not carry sufficient insurance to compensate us for actual losses from interruption of our business that may occur, and any losses or damages incurred by us could harm our business. We maintain multiple copies of each of our antibody sequences and electronic data records, most of which we maintain at our headquarters. If our facility were impacted by a seismic event, we could lose all our antibody sequences, which would have an adverse effect on our ability to perform our obligations under our collaborations and discover new targets.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2019, we had gross U.S. federal and state net operating loss carryforwards of $210.2 million and $42.4 million, respectively, which expire beginning in 2032. As of December 31, 2019, the Company had federal and California research and other tax credit carryforwards of $8.8 million and $4.0 million, respectively. It is possible that we will not generate taxable income in time to use our net operating loss carryforwards before their expiration or at all. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage points change (by value) in the ownership of its equity over a rolling three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and certain other pre-change tax attributes to offset its post-change income and taxes may be limited. We have not yet undertaken an analysis under Sections 382 and 383 of the Internal Revenue Code to see if any of our net operating loss carryforwards were limited as a result of our prior stock sales, including those made as part of our initial public offering. As a result, we may have experienced such ownership changes in the past, and we may experience ownership changes in the future as a result of shifts in our stock ownership, some of which are outside our control. Accordingly, our ability to utilize our net operating loss carryforwards could be limited by an “ownership change” as described above, which could result in increased tax liability to our company.

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

Many countries have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third-parties. In addition, many countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of such patent. If we or our current and future licensors are forced to grant a license to third-

parties with respect to any patents relevant to our business, our competitive position may be impaired, and our business, financial condition, results of operations and prospects may be adversely affected.

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

The trading price of our common stock has been, and is likely to continue to be, highly volatile and subject to wide fluctuations in response to various factors, some of which we cannot control. We priced our IPO at $18.00 per share on July 19, 2018 and, our common stock reached a high of $139.99 per share during the fourth quarter of 2019. As of February 20, 2020, the closing price of our common stock was $63.86. The trading price of our common stock could be subject to wide fluctuations in response to various factors, which in addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K, include:

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

As of December 31, 2019, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 92.9% of our outstanding voting stock. As a result, this group of stockholders has the ability to significantly influence all matters requiring stockholder approval, including the election of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

Because we ceased to be an emerging growth company, we will no longer be able to take advantage of certain reduced disclosure requirements in our public filings.

We ceased to be an emerging growth company, as defined in the JOBS Act and, as of December 31, 2019, we are a large accelerated filer. As a result, we anticipate that costs and compliance initiatives will increase as a result of the fact that we ceased to be an “emerging growth company.” In particular, we are now, or will be, subject to certain disclosure requirements that are applicable to other public companies that had not been applicable to us as an emerging growth company. These requirements include:

•	compliance with the auditor attestation requirements in the assessment of our internal control over financial reporting;
•

compliance with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;

•	full disclosure and analysis obligations regarding executive compensation; and
•	compliance with regulatory requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

There can be no assurance that we will be able to comply with the applicable regulations in a timely manner, if at all.

We have incurred, and will likely continue to incur, significant additional costs in order to comply with the SEC rules implementing Section 404 of the Sarbanes-Oxley Act.

We have incurred, and will likely continue to incur, significant additional costs in order to comply with the SEC rules implementing Section 404 of the Sarbanes-Oxley Act. Under these rules, beginning with this annual report on Form 10-K for the year ending December 31, 2019, because we ceased to be an emerging growth company, we are required to make a formal assessment of the effectiveness of our internal control over financial reporting. We are also required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404, we engaged in and will continue to engage in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, engage outside consultants and adopt a detailed work plan to assess and document the adequacy of our internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are designed and operating effectively, and implement a continuous reporting and improvement process for internal control over financial reporting.

The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation to meet the detailed standards under the rules. During the course of its testing, our management may identify material weaknesses or deficiencies which may not be remedied in time to meet the deadline imposed by the Sarbanes-Oxley Act. These reporting and other obligations have placed and will continue to place significant demands on our management and administrative and operational resources, including accounting resources. Any failure to maintain effective controls or any difficulties encountered in their implementation or improvement could cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on Nasdaq.

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

None.

Item 2. Properties.

Our corporate headquarters are currently located in Redwood City, California, where we lease 25,136 square feet of office, research and development and laboratory space pursuant to a lease agreement that commenced on November 1, 2018 and expires on July 31, 2029, with an option to extend for five years.

On December 4, 2019, we entered into a lease agreement for approximately 98,000 square feet of office space to be constructed in San Carlos, California. We expect these premises to be delivered in November 2020, and we expect to move into this new headquarters in mid-2021 after making certain improvements. The lease term will expire 123 months following the rent commencement date, which is expected to be the earlier of nine months after the premises are delivered or the date our tenant improvements are substantially completed. This lease agreement includes an option to extend the term for an additional period of five years and provides us a right of first refusal for certain additional office space.

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

Holders of Common Stock

As of February 20, 2020, there were 17 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our common stock represented by these record holders.

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

The following graph compares the cumulative total return to stockholder return on our common stock relative to the cumulative total returns of the NASDAQ Composite Index and the NASDAQ Biotechnology Index. An investment of $100 is assumed to have been made in our common stock and each index on July 19, 2018 (the first day of trading of our common stock) and its relative performance is tracked through December 31, 2019. Pursuant to applicable Securities and Exchange Commission rules, all values assume reinvestment of the full amount of all dividends, however no dividends have been declared on our common stock to date. The stockholder returns shown on the graph below are based on historical results and are not indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

COMPARISON OF CUMULATIVE TOTAL RETURN

among Allakos Inc., the NASDAQ Composite Index

and the NASDAQ Biotechnology Index

	7/19/2018	9/30/2018	12/31/2018	3/31/2019	6/30/2019	9/30/2019	12/31/2019
Allakos Inc.	$100.00	$143.97	$167.26	$129.60	$138.66	$251.62	$305.15
NASDAQ Composite	100.00	103.06	85.24	99.56	103.42	103.60	116.51
NASDAQ Biotechnology	100.00	103.09	81.92	94.65	92.52	84.54	102.49

Recent Sales of Unregistered Securities

Not applicable

Use of Proceeds from Registered Securities

Not applicable

Issuer Purchases of Equity Securities

Not applicable

Item 6. Selected Financial Data.

The following tables summarize our selected financial data for the periods and as of the dates indicated. We have derived our selected statements of operations and comprehensive loss data for the years ended December 31, 2019, 2018 and 2017, and the balance sheets data as of December 31, 2019, 2018 and 2017, from our audited financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

Our historical results are not necessarily indicative of the results that may be expected in the future. You should read the financial and other data below in conjunction with the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2019	2018	2017	2016
	(in thousands, except per share data)
Statements of Operations Data:
Loss from operations	$(91,418)	$(45,721)	$(22,254)	$(17,060)
Net loss	$(85,372)	$(43,538)	$(23,552)	$(17,100)
Net loss per share, basic and diluted (1)	$(1.89)	$(2.20)	$(14.54)	$(13.03)
Weighted-average shares of common stock outstanding, basic and diluted (1)	45,191	19,833	1,620	1,312

(1)

See our statements of operations and comprehensive loss and Note 2 to our financial statements for further details on the calculation of net loss per share, basic and diluted, attributable to common stockholders and the weighted-average number of shares used in the computation of the per share amounts.

	Year Ended December 31,
	2019	2018	2017	2016
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents and marketable securities	$495,901	$178,906	$85,207	$13,416
Working capital (1)	486,809	176,353	83,452	11,031
Total assets	516,894	191,259	87,029	14,176
Total liabilities	21,173	7,265	2,828	7,616
Convertible preferred stock	—	—	142,969	42,996
Accumulated deficit	(189,484)	(104,112)	(60,574)	(37,022)
Total stockholders’ equity (deficit)	495,721	183,994	(58,768)	(36,436)

(1)

Working capital is defined as current assets less current liabilities. See our financial statements included elsewhere in this Annual Report on Form 10-K for further details regarding our current assets and current liabilities.

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

Our discussion and analysis below are focused on our financial results and liquidity and capital resources for the years ended December 31, 2019 and 2018, including year-over-year comparisons of our financial performance and condition for these years. Discussion and analysis of the year ended December 31, 2017 specifically, as well as the year-over-year comparison of our financial performance and condition for the years ended December 31, 2018 and 2017, are located in Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 14, 2019.

Overview

We are a clinical stage biotechnology company developing antolimab (AK002), our wholly owned monoclonal antibody, for the treatment of various mast cell and eosinophil related diseases. Antolimab (AK002) selectively targets both mast cells and eosinophils, two types of white blood cells that are widely distributed in the body and play a central role in the inflammatory response. Inappropriately activated mast cells and eosinophils have been identified as key drivers in a number of severe diseases affecting the gastrointestinal tract, eyes, skin, lungs and other organs. As such, antolimab (AK002) has the potential to treat a large number of severe diseases. Antolimab (AK002) completed a double-blind, randomized, placebo-controlled Phase 2 study in patients with eosinophilic gastritis (“EG”) and/or eosinophilic gastroenteritis (“EGE”; the “ENIGMA study”). The ENIGMA study met all prespecified primary and secondary endpoints when compared to placebo. Additionally, patients in the ENIGMA study with co-morbid eosinophilic esophagitis (“EoE”) showed histological and symptom improvement when treated with antolimab (AK002) compared to placebo. Based on these results from the ENIGMA study, we plan to initiate a Phase 3 study in patients with EG and/or EGE and a Phase 2/3 study in patients with EoE.

Antolimab (AK002) also showed promising activity in clinical studies in chronic urticaria (“CU”), indolent systemic mastocytosis (“ISM”), and severe allergic conjunctivitis (“SAC”). In addition, improvements were also observed in atopic comorbidities such as asthma, atopic dermatitis, and allergic rhinitis. The activity observed in these studies suggests that antolimab (AK002) could provide significant benefit to patients suffering from these diseases and highlights the potential of antolimab (AK002) to broadly inhibit mast cells and deplete eosinophils in different disease settings.

Despite the knowledge that mast cells and eosinophils drive many pathological conditions, there are no approved therapies that selectively target both mast cells and eosinophils. Antolimab (AK002) binds to Siglec-8, an inhibitory receptor found on mast cells and eosinophils, which represents a novel way to selectively deplete or inhibit these important immune cells and thereby potentially resolve inflammation. We believe antolimab (AK002) is the only Siglec-8 targeting antibody currently in clinical development and may have advantages over current treatment options available to patients for the diseases we are pursuing.

Since our inception in 2012, we have devoted substantially all of our resources and efforts towards the research and development of our product candidates. Our lead product candidate, antolimab (AK002), a monoclonal antibody targeting Siglec-8, entered clinical trials in 2016. In addition to activities conducted internally at our facilities, we have utilized significant financial resources to engage contractors, consultants and other third parties to conduct various preclinical and clinical development activities on our behalf.

To date, we have not had any products approved for sale and have not generated any revenue nor been profitable. Further, we do not expect to generate revenue from product sales until such time, if ever, that we are able to successfully complete the development and obtain marketing approval for one of our product candidates. We will continue to require additional capital to develop our product candidates and fund operations for the foreseeable future. We have incurred significant operating losses to date and expect to incur significant operating losses for the foreseeable future. Our net losses were $85.4 million and $43.5 million for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019, we had an accumulated deficit of $189.5 million.

Prior to completing our IPO in July 2018 and subsequent follow-on offering in August 2019, our operations had been historically financed primarily through the private placements of convertible debt instruments and convertible preferred stock. These private placements provided gross proceeds of $146.9 million. As of December 31, 2019, we had cash, cash equivalents and marketable securities of $495.9 million, which we believe will be sufficient to fund our planned operations for at least the next 12 months from the issuance of our financial statements.

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

External costs incurred from CROs and CDMOs have comprised a significant portion of our research and development expenses since inception. We track CRO and CDMO costs on a program-by-program basis following the advancement of a product candidate into clinical development. Consulting and personnel-related costs, laboratory supplies and non-capital equipment utilized in the conduct of in-house research, in-licensing fees and general overhead, are not tracked on a program-by-program basis, nor are they allocated, as they commonly benefit multiple projects, including those still in our pipeline.

The following table summarizes our research and development expenses for the periods indicated (in thousands):

	Year Ended December 31,
	2019	2018	2017
Antolimab (AK002) contract research and development costs	$30,806	$12,990	$5,133
Consulting and personnel-related costs	23,967	14,144	6,033
Other unallocated research and development costs	7,085	6,153	7,340
Total	$61,858	$33,287	$18,506

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

We anticipate that our general and administrative expenses will increase in the future to support our continued research and development activities including costs related to personnel, outside consultants, attorneys and accountants, among others. Additionally, we expect to incur incremental costs associated with continuing to operate as a public company, including expenses related to maintaining compliance with the rules and regulations of the SEC, and those of any national securities exchange on which our securities are traded, additional insurance premiums, investor relations activities and other ancillary administrative and professional services.

Interest Income (Expense), Net

Interest income, net primarily consists of interest and investment income earned on our cash, cash equivalents and marketable securities included on the balance sheets.

Other Income (Expense), Net

Other expense, net, primarily consists of amounts realized from gains and losses related to fluctuations in foreign currencies.

In-Licensing Agreements

We have entered into a number of exclusive and nonexclusive, royalty bearing license agreements with third-parties for certain intellectual property. Under the terms of the license agreements described below, we are obligated to pay milestone payments upon the achievement of specified clinical, regulatory and commercial milestones. Actual amounts due under the license agreements vary depending on factors including, but not limited to, the number of product candidates we develop and our ability to successfully develop and commercialize our product candidates covered under the respective agreements. In addition to milestone payments, we are also subject to future royalty payments based on sales of our product candidates covered under the agreements, as well as certain minimum annual royalty and commercial reservation fees. Because the achievement of milestones and the timing and extent of future royalties is not probable, these contingent amounts have not been included on our balance sheets or as part of Contractual Obligations and Commitments discussion below.

We did not incur any milestone expense for the year ended December 31, 2019. We recognized $0.3 million of milestone expense for the year ended December 31, 2018. Milestone payments are not creditable against royalties. As of December 31, 2019, we have not incurred any royalty liabilities related to our license agreements, as product sales have not yet commenced.

Exclusive License Agreement with The Johns Hopkins University

In December 2013, we entered into a license agreement with JHU for a worldwide exclusive license to develop, use, manufacture and commercialize covered product candidates including antolimab (AK002), which was amended in September 2016. Under the terms of the agreement, we have made upfront and milestone payments of $0.3 million through December 31, 2019 and we may be required to make aggregate additional milestone payments of up to $4.0 million. We also issued 88,887 shares of common stock as consideration under the JHU license agreement. In addition to milestone payments, we are also subject to single-digit royalties to JHU based on future net sales of each licensed therapeutic product candidate by us and our affiliates and sublicensees, with up to a low six-digit dollar minimum annual royalty payment.

Non-exclusive License Agreement with BioWa Inc. and Lonza Sales AG

In October 2013, we entered into a tripartite agreement with BioWa and Lonza for the non-exclusive worldwide license to develop and commercialize product candidates including antolimab (AK002) that are manufactured using a technology jointly developed and owned by BioWa and Lonza. Under the terms of the agreement, we have made milestone payments of $0.4 million through December 31, 2019 and we may be required to make aggregate additional milestone payments of up to $41.0 million. In addition to milestone payments, we are also subject to minimum annual commercial license fees of $40,000 per year to BioWa until such time as BioWa receives royalty payments, as well as low single-digit royalties to BioWa and to Lonza. Royalties are based on future net sales by us and our affiliates and sublicensees and vary dependent on Lonza’s participation as sole manufacturer for commercial production.

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

Accrued Contract Research and Development Expense

As part of our preparation of the financial statements, we are required to estimate our accrued expenses as of each balance sheet date. This process involves reviewing open contracts and purchase orders, as well as working with internal personnel to identify the existence and extent of services that have been performed on our behalf which have not yet been invoiced. We make estimates of our accrued expenses as of each balance sheet date based on facts and circumstances known to us at that time. We periodically confirm the accuracy of our estimates, recording adjustments, if necessary.

Estimates underlying accrued contract research and development expense primarily relate to our evaluation of the timing and extent of services performed by CROs and CDMOs that conduct various research and development activities on our behalf. As the financial terms included within service agreements with such CROs and CDMOs vary from contract to contract and often include uneven payment flows, our evaluation focuses on the level of effort and resources expended. Accordingly, the calculation of accrued contract research and development expense requires us to analyze a significant amount of inputs and data from multiple internal and external sources, including information from communications with clinical operations and technical operations personnel.

Although we do not expect our estimates to be materially different from amounts actually incurred, if our estimates of the status and timing of services performed differ from the actual status and timing of services performed, it could result in us reporting amounts that are higher or lower in any particular period. To date, there have been no material differences between our estimates of such expenses and the amounts actually incurred for the periods reported.

Stock-Based Compensation

We account for stock-based compensation expense resulting from stock-based awards granted to employees and nonemployees in accordance with ASC 718, Compensation—Stock Compensation, (“ASC 718”). Per ASC 718, we measure the fair value of stock-based awards on the date of grant and recognize the associated compensation expense, net of impact from estimated forfeitures, over the requisite service period on a straight-line basis. The vesting period of the stock-based award has historically served as the requisite service period for the respective grants to our employees, nonemployee directors and consultants. At each subsequent reporting date, we are required to evaluate whether the achievement of any associated vesting conditions is probable and whether or not any such events have occurred that would have resulted in the acceleration of vesting.

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

As of December 31, 2019, our gross deferred tax assets were $61.5 million. Due to our lack of earnings history and uncertainties surrounding our ability to generate future taxable income, we have offset the total net deferred tax assets with a full valuation allowance. The deferred tax assets were primarily comprised of federal and state tax net operating losses, (“NOLs”), which may be limited by certain rules governing changes in ownership, as defined in Section 382 of the Internal Revenue Code of 1986, as amended. Similar rules may apply under state tax laws. Our ability to use our remaining NOLs may be further limited if we experience future ownership changes.

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

Results of Operations

The following table summarizes our results of operations for the periods indicated (in thousands):

	Year Ended December 31,
	2019	2018	2017
Operating expenses
Research and development	$61,858	$33,287	$18,506
General and administrative	29,560	12,434	3,748
Total operating expenses	91,418	45,721	22,254
Loss from operations	(91,418)	(45,721)	(22,254)
Interest income (expense), net	6,201	2,375	(1,302)
Other expense, net	(155)	(192)	(287)
Loss before benefit from income taxes	(85,372)	(43,538)	(23,843)
Benefit from income taxes	—	—	(291)
Net loss	(85,372)	(43,538)	(23,552)
Unrealized gain (loss) on marketable securities, net of tax	152	(15)	—
Comprehensive loss	$(85,220)	$(43,553)	$(23,552)

Comparison of the Years Ended December 31, 2019 and 2018

Research and Development Expenses

Research and development expenses were $61.9 million for the year ended December 31, 2019 compared to $33.3 million for the year ended December 31, 2018, an increase of $28.6 million. The period-over-period increase in research and development expenses includes $17.9 million of incremental antolimab (AK002) contract research and development costs, primarily attributable to $15.9 million of CDMO services and $2.0 million of CRO services. Increased hiring of R&D personnel during fiscal year 2019 contributed to an additional $9.8 million of consulting and personnel-related costs and an additional $1.3 million increase of other unallocated research and development costs related to the conduct of in-house research. Period-over-period increases were offset by a decrease of $1.1 million related to reduced spend on historical product candidates that are no longer in development and a $0.3 million license fee that was recognized during the first quarter of 2018.

General and Administrative Expenses

General and administrative expenses were $29.6 million for the year ended December 31, 2019 compared to $12.4 million for the year ended December 31, 2018, an increase of $17.2 million. The period-over-period increase in general and administrative expenses was primarily attributable to an additional $12.1 million of personnel-related costs resulting from our increased hiring of G&A personnel, as well as $2.3 million of incremental expense incurred from outside professional service providers for legal, information technology, and investor relations activities associated with becoming a publicly traded company in July 2018. Finally, we incurred incremental facilities and other administrative costs of $1.8 million, which includes general business insurance premiums and other such costs not otherwise included in research and development expenses.

Interest Income (Expense), Net

Interest income, net, was $6.2 million for the year ended December 31, 2019 compared to $2.4 million for the year ended December 31, 2018, an increase of $3.8 million. The year-over-year increase is directly attributable to increased interest income earned on capital raised by our July 2018 IPO and our August 2019 Offering.

Other Expense, Net

There were no significant period-over-period changes in other expense, net, for the years ended December 31, 2019 and 2018.

Benefit from Income Taxes

There was no benefit from income taxes during the years ended December 31, 2019 and 2018.

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

As of December 31, 2019, we had cash, cash equivalents and marketable securities of $495.9 million.

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

Summary Cash Flows

The following table summarizes the primary sources and uses of our cash, cash equivalents, and restricted cash for the periods indicated (in thousands):

	Year Ended December 31,
	2019	2018	2017
Net cash used in operating activities	$(63,012)	$(38,450)	$(22,568)
Net cash used in investing activities	(311,971)	(151,047)	(264)
Net cash provided by financing activities	381,163	138,752	94,623
Net increase (decrease) in cash, cash equivalents and restricted cash	$6,180	$(50,745)	$71,791

Comparison of the Years Ended December 31, 2019 and 2018

Cash Used in Operating Activities

Net cash used in operating activities was $63.0 million for the year ended December 31, 2019, which was primarily attributable to our net loss of $85.4 million adjusted for net noncash charges of $14.9 million and net changes in operating assets and liabilities of $7.5 million. Noncash charges included $15.8 million in stock-based compensation expense, $1.5 million in depreciation and amortization expense and $0.3 million in amortization of right-of-use asset, partially offset by $2.7 million in net amortization of premiums and discounts on marketable securities.

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

Cash Used in Investing Activities

Net cash used in investing activities was $312.0 million for the year ended December 31, 2019, which consisted of $541.7 million for the purchases of marketable securities and $0.8 million for the purchases of property and equipment, partially offset by $231.0 million for maturities of marketable securities.

Net cash used in investing activities was $151.0 million for the year ended December 31, 2018, which consisted of $236.6 million for the purchases of marketable securities and $6.9 million for the purchases of property and equipment, partially offset by $92.5 million for maturities of marketable securities.

Cash Provided by Financing Activities

Net cash provided by financing activities was $381.2 million for the year ended December 31, 2019, which consisted primarily of $377.5 million in net proceeds from the issuance of common stock, $2.4 million in proceeds received from employees for the exercise of stock options and $1.2 million in proceeds from the issuance of common stock under the 2018 ESPP.

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

Contractual Obligations and Commitments

The following table outlines our contractual obligations and commitments at December 31, 2019 (in thousands):

	Payments Due by Period
		Less than	1-3	3-5	More than 5
	Total	1 Year	Years	Years	Years
Operating lease obligations (1)	$91,105	$1,233	$9,998	$17,071	$62,803
Purchase obligations (2)	8,719	7,216	1,503	—	—
Total	$99,824	$8,449	$11,501	$17,071	$62,803

(1)	Operating lease obligations represent future minimum lease payments due under our two lease agreements.
(2)	Purchase obligations represent noncancelable minimum service fees due to counterparties under various master service agreements.

In addition to the amounts included in the table above, we enter into contracts in the normal course of business with CROs and other counterparties assisting with our preclinical studies and clinical trials. Such contracts are generally cancellable, with varying provisions regarding termination. In the event of a contract being terminated, we would only be obligated for services received as of the effective date of the termination, along with cancellation fees, as applicable.

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

Item 8. Financial Statements and Supplementary Data.

ALLAKOS INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Allakos Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Allakos Inc. (the Company) as of December 31, 2019 and 2018, the related statements of operations and comprehensive loss, statements of convertible preferred stock and stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 25, 2020 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accrued contract research and development expenses
Description of the Matter

During 2019, the Company incurred $61.9 million of research and development expenses and accrued $5.0 million for contract research and development expenses as of December 31, 2019. As described in Note 2 to the Financial Statements, service agreements with third party service providers including contract research organizations (“CROs”) and contract development and manufacturing organizations (“CDMOs”) comprise a significant component of the Company’s research and development activities. External costs owed to third parties are accrued and expensed based upon estimates of the proportion of work completed over the term of the individual clinical trial and manufacturing activities in accordance with signed agreements. The timing and the amount of payments required under each individual arrangement are often different from the pattern of costs actually incurred. The Company accrues the cost of the services with these third-party organizations based on the extent of activities completed by vendors and measured by internal project managers.

Auditing management’s accounting for accrued contract research and development expenses is especially challenging because the evaluation is dependent upon on a high-volume of data exchanged between the third-party service providers, internal clinical and manufacturing personnel and the company’s finance team. Determining the accrued amounts is based on an evaluation of the unique terms and conditions set in each respective CRO and CDMO agreement. Additionally, due to the duration of clinical-related development activities and the timing of invoices received from third parties, the determination of the accrual for services incurred requires application of judgment by management. The lack of timely information related to certain manufacturing activities in determining the progress to completion of specific tasks conducted for each project can increase the risk of inaccurate assumptions applied to project completion when estimating the costs to be accrued.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s accounting for accrued contract research and development expenses process, including controls over management’s review of clinical trial and manufacturing activity progress in comparison to budgets and invoices received from third parties.

To test accrued contract research and development expense, our audit procedures included, among others, testing the accuracy and completeness of the inputs used in management’s analysis to determine costs incurred. We also inspected terms and conditions for material vendor contracts and change orders and compared these to the cost models management used in tracking progress of service agreements. We evaluated estimated services incurred by third parties by understanding the terms and timeline of significant projects, evaluating management’s estimate of work performed and costs incurred, and obtaining external confirmation of key terms and conditions for a sample of contracts. We met with internal clinical and manufacturing personnel to understand the status of significant contract research and development activities. Further, we inspected material invoices received from third parties after the balance sheet date and evaluated whether services performed prior to the balance sheet date had been properly included in the accrual.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2016.

Redwood City, California

February 25, 2020

ALLAKOS INC.

BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$38,367	$33,660
Investments in marketable securities	457,534	145,246
Prepaid expenses and other current assets	3,969	2,703
Total current assets	499,870	181,609
Property and equipment, net	8,410	8,848
Operating lease right-of-use assets	5,775	—
Other long-term assets	2,839	802
Total assets	$516,894	$191,259
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$5,963	$2,092
Accrued expenses and other current liabilities	7,098	3,164
Total current liabilities	13,061	5,256
Other long-term liabilities	8,112	2,009
Total liabilities	21,173	7,265
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock, $0.001 par value per share; 20,000 shares authorized as of December 31, 2019 and 2018; no shares issued and outstanding as of December 31, 2019 and 2018	—	—
Common stock, $0.001 par value per share; 200,000 shares authorized as of December 31, 2019 and 2018; 48,668 and 42,117 shares issued and outstanding as of December 31, 2019 and 2018, respectively	48	42
Additional paid-in capital	685,020	288,079
Accumulated other comprehensive gain (loss)	137	(15)
Accumulated deficit	(189,484)	(104,112)
Total stockholders’ equity	495,721	183,994
Total liabilities and stockholders’ equity	$516,894	$191,259

See accompanying notes to financial statements

ALLAKOS INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

	Year Ended December 31,
	2019	2018	2017
Operating expenses
Research and development	$61,858	$33,287	$18,506
General and administrative	29,560	12,434	3,748
Total operating expenses	91,418	45,721	22,254
Loss from operations	(91,418)	(45,721)	(22,254)
Interest income (expense), net	6,201	2,375	(1,302)
Other expense, net	(155)	(192)	(287)
Loss before benefit from income taxes	(85,372)	(43,538)	(23,843)
Provision for (benefit from) income taxes	—	—	(291)
Net loss	(85,372)	(43,538)	(23,552)
Unrealized gain (loss) on marketable securities, net of tax	152	(15)	—
Comprehensive loss	$(85,220)	$(43,553)	$(23,552)
Net loss per common share:
Basic and diluted	$(1.89)	$(2.20)	$(14.54)
Weighted-average number of common shares outstanding:
Basic and diluted	45,191	19,833	1,620

See accompanying notes to financial statements

ALLAKOS INC.

STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2016	20,866	$42,996	1,605	$2	$584	$—	$(37,022)	$(36,436)
Issuance of Series B convertible preferred stock for cash, net of issuance costs of $168	9,334	92,331	—	—	—	—	—	—
Issuance of Series B convertible preferred stock upon conversion of convertible promissory notes	771	7,642	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	402	—	—	402
Repurchase of unvested restricted common stock	—	—	(34)	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	543	1	227	—	—	228
Vesting of restricted common stock	—	—	—	—	28	—	—	28
Recognition of beneficial conversion feature related to convertible promissory notes payable to related parties, net of $966 tax benefit	—	—	—	—	1,867	—	—	1,867
Reclassification of beneficial conversion feature related to convertible promissory notes payable to related parties, net of $675 tax expense	—	—	—	—	(1,305)	—	—	(1,305)
Net loss	—	—	—	—	—	—	(23,552)	(23,552)
Balance as of December 31, 2017	30,971	$142,969	2,114	$3	$1,803	$—	$(60,574)	$(58,768)
Proceeds from repayment of recourse promissory note	—	—	—	—	50	—	—	50
Conversion of preferred stock upon initial public offering	(30,971)	(142,969)	30,972	30	142,939	—	—	142,969
Issuance of common stock upon initial public offering, net of offering costs of $3,466	—	—	8,453	8	138,349	—	—	138,357
Stock-based compensation expense	—	—	—	—	4,570	—	—	4,570
Issuance of common stock upon exercise of stock options	—	—	531	1	344	—	—	345
Issuance of common stock upon exercise of warrants	—	—	47	—	—	—	—	—
Vesting of restricted common stock	—	—	—	—	24	—	—	24
Unrealized loss on marketable securities, net of tax	—	—	—	—	—	(15)	—	(15)
Net loss	—	—	—	—	—	—	(43,538)	(43,538)
Balance as of December 31, 2018	—	$—	42,117	$42	$288,079	$(15)	$(104,112)	$183,994
Stock-based compensation expense	—	—	—	—	15,764	—	—	15,764
Issuance of common stock upon exercise of stock options	—	—	1,250	1	2,447	—	—	2,448
Issuance of common stock upon 2018 ESPP purchase	—	—	74	—	1,190	—	—	1,190
Issuance of common stock upon follow-on offering, net of offering costs of $24,975	—	—	5,227	5	377,520	—	—	377,525
Vesting of restricted common stock	—	—	—	—	20	—	—	20
Unrealized gain on marketable securities, net of tax	—	—	—	—	—	152	—	152
Net loss	—	—	—	—	—	—	(85,372)	(85,372)
Balance as of December 31, 2019	—	$—	48,668	$48	$685,020	$137	$(189,484)	$495,721

See accompanying notes to financial statements

ALLAKOS INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities
Net loss	$(85,372)	$(43,538)	$(23,552)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	15,764	4,570	402
Net amortization of premiums and discounts on marketable securities	(2,664)	(1,310)	—
Amortization of beneficial conversion feature related to convertible promissory notes payable to related parties	—	—	853
Benefit from deferred income taxes	—	—	(291)
Depreciation and amortization	1,508	242	241
Noncash lease expense	275	—	—
Noncash interest related to convertible promissory notes payable to related parties	—	—	228
Loss on extinguishment of debt facility	—	—	159
Noncash interest related to debt facility	—	—	101
Accretion of tenant improvement allowance	—	(82)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	463	(1,489)	(637)
Other long-term assets	(564)	313	(150)
Accounts payable	3,571	76	510
Accrued expenses and other current liabilities	4,077	2,063	(432)
Other long-term liabilities	(70)	705	—
Net cash used in operating activities	(63,012)	(38,450)	(22,568)
Cash flows from investing activities
Purchases of marketable securities	(541,701)	(236,601)	—
Proceeds from maturities of marketable securities	230,500	92,500	—
Purchases of property and equipment	(770)	(6,946)	(264)
Net cash used in investing activities	(311,971)	(151,047)	(264)
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	377,525	138,357	—
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	—	92,331
Proceeds from issuance of convertible promissory notes, net of issuance costs	—	—	7,414
Repayment of debt facility	—	—	(5,250)
Proceeds from exercise of stock options, net of repurchases	2,448	345	228
Proceeds from issuance of common stock under 2018 ESPP	1,190	—	—
Payments for deferred financing costs	—	—	(100)
Proceeds from repayment of recourse promissory note	—	50	—
Net cash provided by financing activities	381,163	138,752	94,623
Net increase (decrease) in cash, cash equivalents and restricted cash	6,180	(50,745)	71,791
Cash, cash equivalents and restricted cash, beginning of period	34,462	85,207	13,416
Cash, cash equivalents and restricted cash, end of period	$40,642	$34,462	$85,207
Supplemental disclosures
Cash paid for interest	$—	$—	$228
Noncash investing and financing items:
Right-of-use assets obtained in exchange for lease obligations	$6,050	$—	$—
Conversion of convertible promissory notes payable to related parties	$—	$—	$7,642
Recognition of beneficial conversion feature related to convertible promissory notes to related parties, net of benefit for income taxes	$—	$—	$1,867
Lessor funded lease incentives included in property and equipment	$—	$1,386	$—
Reclassification of beneficial conversion feature related to convertible promissory notes payable to related parties, net of tax expense	$—	$—	$1,305
Property and equipment purchased in accounts payable	$—	$313	$89
Deferred initial public offering costs in accounts payable	$—	$—	$63
Vesting of restricted common stock subject to repurchase	$20	$24	$28

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

Liquidity Matters

Since inception, the Company has incurred net losses and negative cash flows from operations. During the year ended December 31, 2019, the Company incurred a net loss of $85.4 million and used $63.0 million of cash in operations. As of December 31, 2019, the Company had an accumulated deficit of $189.5 million and does not expect to experience positive cash flows from operating activities in the foreseeable future. The Company has financed its operations to date primarily through the sale of common stock and issuance of convertible preferred stock. Management expects to incur additional operating losses in the future as the Company continues to further develop, seek regulatory approval for and, if approved, commence commercialization of its product candidates. The Company had $495.9 million of cash, cash equivalents and marketable securities at December 31, 2019. Management believes that this amount is sufficient to fund the Company’s operations for at least the next 12 months from the issuance date of these financial statements.

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

In connection with the completion of the July 2018 IPO on July 23, 2018, all then outstanding shares of convertible preferred stock were converted into 30,971,627 shares of common stock.

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

Reverse Stock Split

On July 6, 2018, the Company amended its certificate of incorporation to effect a 1-for-1.25 reverse stock split of every outstanding share of its convertible preferred stock and common stock. All issued and outstanding common stock and convertible preferred stock and related per share amounts contained in the Company’s audited financial statements and accompanying notes have been adjusted to reflect the reverse stock split.

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

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to credit risk principally consist of cash, cash equivalents and marketable securities. These financial instruments are held in accounts at a single financial institution that management believes possesses high credit quality. Amounts on deposit with this financial institution have and will continue to exceed federally-insured limits. The Company has not experienced any losses on its cash deposits. Additionally, the Company’s investment policy limits its investments to certain types of securities issued by the United States government and its agencies.

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

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Company’s balance sheets and which, in aggregate, represent the amounts reported in the statements of cash flows (in thousands):

	December 31,
	2019	2018	2017
Cash and cash equivalents	$38,367	$33,660	$85,207
Restricted cash	2,275	802	—
Total	$40,642	$34,462	$85,207

Restricted cash at December 31, 2019 represents $2.3 million of security deposits for the lease of the Company’s facilities in Redwood City, California and San Carlos, California. Both security deposits are in the form of letters of credit secured by restricted cash. Restricted cash amounts are included within other long-term assets on the Company’s balance sheets.

Marketable Securities

The Company invests in marketable securities, primarily securities issued by the United States government and its agencies. The Company’s marketable securities are considered available-for-sale and are classified as current assets even when the stated maturities of the underlying securities exceed one year from the date of the current balance sheet being reported. This classification reflects management’s ability and intent to utilize proceeds from the sale of such investments to fund ongoing operations. Unrealized gains and losses are excluded from earnings and are reported as a component of accumulated comprehensive income (loss). The cost of securities sold is determined using the specific-identification method. Interest earned and adjustments for the amortization of premiums and discounts on investments are included in interest income, net, on the statements of operations and comprehensive loss. Realized gains and losses and declines in fair value judged to be other than temporary, if any, on investments in marketable securities are included in other expense, net, on the statements of operations and comprehensive loss.

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

The carrying amounts reflected in the Company’s balance sheets for cash and cash equivalents, prepaid expenses and other current assets, other long-term assets, accounts payable, and accrued expenses and other current liabilities approximate fair value, due to their short-term nature. The Company’s investments in marketable securities are measured at fair value in accordance with the levels above.

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

Accrued Contract Research and Development Expense

Costs associated with research and development services performed on behalf of the Company by third-party CROs and CDMOs comprise a significant component of total research and development expense included on the statements of operations and comprehensive loss. Services performed by these CROs and CDMOs include various research and development activities supporting the Company’s preclinical studies, clinical trials and drug manufacturing activities, which are governed by executed service agreements. Underlying amounts included in these service agreements with CROs and CDMOs are expensed as incurred. The Company accrues for expenses related to services performed by CROs and CDMOs during the reporting period that had not yet been invoiced as of the balance sheet date.

Accrued contract research and development expense requires certain estimates by management surrounding the extent of unbilled services received and the extent and duration of remaining services still to be performed. Management’s estimates are based on the evaluation of data obtained from multiple internal and external sources including, but not limited to, clinical site activity logs, subject visit reports, and project management timelines. Results from these evaluations are reviewed by internal personnel from the Company’s clinical and technical operations departments. The actual timing and amount of services billed by CROs and CDMOs may vary from management’s estimates, which would require adjustments to research and development expense in future periods. To date, management’s estimates have not been materially different from actual amounts recorded for the periods reported.

Research and Development Expense

Research and development costs are expensed as incurred. Research and development costs include, among others, consulting fees, salaries, benefits, travel, stock-based compensation, laboratory supplies and other non-capital equipment utilized for in-house research, allocations of facilities and overhead costs, amounts owed under in-licensing agreements, and amounts paid to CROs and CDMOs that conduct research and development activities on the Company’s behalf.

Goods or services incurred for research and development activities that have not yet been invoiced are recorded as liabilities within accrued expenses and other current liabilities on the Company’s balance sheets. Amounts recorded for unbilled services often represent estimates, which are typically based on contracted amounts for the proportion of work performed and determined through analysis with internal personnel and external service providers as to the progress or stage of completion of the associated services.

Non-refundable advance payments for goods or services to be rendered as part of future research and development activities are capitalized on the Company’s balance sheets. Classification between current and long-term assets is based on an evaluation of when the goods will be delivered and/or services will be performed, with such amounts subsequently amortized to expense once realized.

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

The Company accounts for its stock-based compensation in accordance with FASB ASC Topic 718, Compensation—Stock Compensation (“ASC 718”). ASC 718 requires all stock-based awards issued to employees and nonemployees to be recognized as expense in the statements of operations and comprehensive loss based on their grant date fair values. Stock-based awards issued to nonemployee consultants are accounted for based on the fair value of services to be received or of the intrinsic value of equity instruments to be issued, whichever is more reliably measured. The measurement date for awards issued to nonemployee consultants is the date of grant.

For purposes of determining the estimated fair value of stock options granted to employees and nonemployees, the Company uses the Black-Scholes option pricing model. The Black-Scholes option pricing model requires the input of certain assumptions that involve judgment, for which changes can materially affect the resulting estimates of fair value. The assumptions used to determine the fair value of stock options granted were as follows:

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

The fair value of restricted stock units (“RSUs”) is determined using the quoted market price of the Company’s common stock on the date of grant.

The Company uses historical data to estimate pre-vesting forfeitures and records stock-based compensation expense only for those awards expected to vest. To the extent that actual forfeitures differ from estimates, the difference is recorded as a cumulative adjustment in the period the estimate are revised. The Company expenses the fair value of its stock-based compensation awards to employees and nonemployees on a straight-line basis over the requisite service period, which is generally the vesting period.

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

Comprehensive Loss

Comprehensive loss is defined as the change in stockholders’ equity (deficit) during a period from transactions and other events and circumstances from non-owner sources. The difference between net loss and comprehensive loss for the years ended December 31, 2019 and 2018 are a result of unrealized gains and losses on the Company’s investments in marketable securities included in current assets on the balance sheets.

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

Basic and diluted net loss per share was calculated as follows (in thousands, except per share data):

	Year Ended December 31,
	2019	2018	2017
Numerator:
Net loss	$(85,372)	$(43,538)	$(23,552)
Denominator:
Weighted-average shares of common stock outstanding, basic and diluted	45,191	19,833	1,620
Net loss per share, basic and diluted	$(1.89)	$(2.20)	$(14.54)

The following table sets forth the potentially dilutive securities that have been excluded from the calculation of diluted net loss per share due to their anti-dilutive effect for the periods indicated (in thousands):

	Year Ended December 31,
	2019	2018	2017
Series A convertible preferred stock	—	—	20,866
Series B convertible preferred stock	—	—	10,105
Options to purchase common stock	7,148	7,811	4,884
Unvested restricted stock units	542	—	—
Warrants to purchase common stock	—	—	48
Unvested restricted common stock	—	47	104
Shares issuable under employee stock purchase plans	31	29	—
Total	7,721	7,887	36,007

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

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 842 which became effective for fiscal years beginning after December 15, 2018. ASC 842 requires an entity to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months. The recognition, measurement and presentation of expenses will depend on the lease’s classification as a finance or operating lease. ASC 842 also requires certain quantitative and qualitative disclosures about leasing arrangements. The Company adopted ASC 842 using a modified retrospective approach effective January 1, 2019, recording a right-of-use asset of $6.1 million and a long-term lease liability of $8.2 million. Adoption of ASC 842 did not result in a cumulative effect adjustment to accumulated deficit. See Note 6 for further disclosure.

On January 1, 2019, the Company adopted Accounting Standards Update (“ASU”) No. 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (ASU 2018-07), which simplifies several aspects of the accounting for nonemployee share-based payment transactions resulting from expanding the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The Company’s adoption of this standard did not have a material impact on its financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This ASU affects general principles within Topic 740 and are meant to simplify the accounting for income taxes by removing certain exceptions to the general framework. The ASU further adds guidance to reduce complexity in certain areas, including recognizing a franchise (or similar) tax that is partially based on income as an income-based tax and incremental amounts incurred as a non-income-based tax and recognizing deferred taxes for tax goodwill. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption of the amendments is permitted, including adoption in any interim period for which financial statements have not yet been issued. An entity that elects to early adopt the amendments in an interim period should reflect any adjustments as of the beginning of the annual period that includes that interim period. Additionally, an entity that elects early adoption must adopt all the amendments in the same period. The Company is currently evaluating the effects of this ASU on its financial statements and related disclosures.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. This ASU eliminates, modifies and adds disclosure requirements for fair value measurements. The amendments in this ASU are effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The Company does not expect the adoption of this ASU to have a material impact on its financial statements and related disclosures.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as clarified in ASU No. 2019-04 and ASU No. 2019-05. This guidance will require companies to recognize an allowance for credit losses on available-for-sale debt securities rather than the current approach of recording a reduction to the carrying value of the asset. The ASU is effective for fiscal years beginning after December 15, 2019 and interim periods therein. Early adoption is permitted for annual periods beginning after December 15, 2018 and interim periods therein. The Company is currently evaluating the effects of this ASU on its financial statements and related disclosures and does not expect there to be a material impact.

3. Fair Value Measurements

The Company measures and reports certain financial instruments as assets and liabilities at fair value on a recurring basis. The Company’s financial assets measured at fair value on a recurring basis were as follows (in thousands):

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$35,935	$—	$—	$35,935
Total cash equivalents	35,935	—	—	35,935
Marketable securities
U.S. treasuries	457,534	—	—	457,534
Total marketable securities	457,534	—	—	457,534
Total cash equivalents and marketable securities	$493,469	$—	$—	$493,469

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$31,555	$—	$—	$31,555
Total cash equivalents	31,555	—	—	31,555
Marketable securities
U.S. treasuries	145,246	—	—	145,246
Total marketable securities	145,246	—	—	145,246
Total cash equivalents and marketable securities	$176,801	$—	$—	$176,801

The Company evaluates transfers between levels at the end of each reporting period. There were no transfers of assets or liabilities between levels during the years ended December 31, 2019 and 2018.

4. Marketable Securities

All marketable securities were considered available-for-sale at December 31, 2019 and 2018. The amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s marketable securities by major security type are summarized in the table below (in thousands):

	December 31, 2019
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale securities
U.S. treasuries classified as investments	$457,397	$161	$(24)	$457,534
Total	$457,397	$161	$(24)	$457,534

	December 31, 2018
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale securities
U.S. treasuries classified as investments	$145,261	$—	$(15)	$145,246
Total	$145,261	$—	$(15)	$145,246

The amortized cost of available-for-sale securities is adjusted for amortization of premiums and accretion of discounts to maturity. As of December 31, 2019 and 2018, the aggregate fair value of securities held by the Company in an unrealized loss position for less than twelve months was $187.4 million and $132.2 million, respectively. All of these securities had remaining maturities of less than one year. The Company has the intent and ability to hold such securities until recovery and has determined that there has been no material change to their credit risk. As a result, the Company determined it did not hold any investments with any other-than-temporary impairment as of December 31, 2019 and 2018.

There were no material realized gains or losses recognized on the sale or maturity of available-for-sale securities during the years ended December 31, 2019 or 2018, and as a result, there were no material reclassifications out of accumulated other comprehensive gain (loss) for the same periods.

5. Balance Sheet Components and Supplemental Disclosures

Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	December 31,
	2019	2018
Laboratory equipment	$4,170	$3,272
Furniture and office equipment	1,695	1,666
Leasehold improvements	4,581	4,545
	10,446	9,483
Less accumulated depreciation	(2,036)	(635)
Property and equipment, net	$8,410	$8,848

Depreciation and amortization expense for the years ended December 31, 2019, 2018 and 2017 was $1.5 million, $0.2 million and $0.2 million, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2019	2018
Accrued contract research and development expense	$4,990	$1,866
Accrued compensation and benefits expense	1,608	1,041
Lease liability, current	410	—
Lease incentive obligation, current	—	123
Other current liabilities	90	134
Total	$7,098	$3,164

6. Commitments and Contingencies

Lease Obligations

The Company’s lease obligations primarily relate to leased office and laboratory space under noncancelable operating leases.

In January 2018, the Company entered into a lease agreement for approximately 25,000 square feet of office and laboratory space in Redwood City, California (the “2018 Redwood City Lease”). The 2018 Redwood City Lease includes a contractual lease term commencing upon substantial completion and delivery of the premises, which occurred in November 2018. The Company subsequently terminated its previous lease agreement for office and laboratory space in San Carlos, California (the “2015 San Carlos Lease”).

The base term of the 2018 Redwood City Lease is 10.75 years and contains a one-time option to extend the lease term for five years. This option to extend the lease term has not been included in the Company’s calculations under ASC 842 as the exercise of the option is highly uncertain and therefore deemed not probable.

The 2018 Redwood City Lease also included a $1.4 million tenant improvement allowance that has been applied to the total cost of tenant improvements made to the leased premises. Tenant improvement allowances received under the 2018 Redwood City Lease were recorded as leasehold improvements with an offsetting adjustment included in the Company’s calculation of its right-of-use asset under ASC 842. Leasehold improvements are depreciated over the term of the lease.

In December 2019, the Company entered into an additional lease agreement for approximately 98,000 square feet of office and laboratory space in San Carlos, California (the “2019 San Carlos Lease”). The 2019 San Carlos Lease provides for certain limited rent abatement and annual scheduled rent increases over the contractual lease term. The contractual lease term is expected to commence in November 2020 and terminate in August 2031. Future minimum rental payments under the 2019 San Carlos Lease total $77.6 million, which does not include rental payments related to the Company’s one-time option to extend for an additional five years. There was no right-of-use asset or lease liability reflected on the balance sheet as of December 31, 2019 for the 2019 San Carlos Lease as the Company has not yet obtained possession of the space.

The 2018 Redwood City Lease and the 2019 San Carlos Lease required security deposits of $0.8 million and $1.5 million, respectively, which the Company satisfied by establishing letters of credit secured by restricted cash. Restricted cash related to the Company’s lease agreements are recorded in other long-term assets on the Company’s balance sheets.

As described in Note 2, the Company adopted ASC 842 effective January 1, 2019. In accordance with ASC 842, the Company has performed an evaluation of its other contracts with vendors and has determined that, except for the leases described above, none of its other contracts contain a lease.

Classification of the Company’s lease liabilities included on the Balance Sheet at December 31, 2019 was as follows (in thousands):

Operating lease liabilities
Current portion included in accrued expenses and other current liabilities	$410
Non-current portion included in other long-term liabilities	8,112
Total operating lease liabilities	$8,522

The components of lease costs, which are included in operating expenses in the Company’s statements of operations and comprehensive loss were as follows (in thousands):

Year ended
December 31, 2019
Operating lease cost	$1,118
Variable cost	346
Total lease costs	$1,464

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

Future minimum lease payments required under operating leases included on the Company’s Balance Sheet at December 31, 2019 are as follows (in thousands):

Fiscal Year Ending December 31,
2020	$1,233
2021	1,270
2022	1,308
2023	1,348
2024	1,388
Thereafter	6,916
Total minimum future lease payments (1)	13,463
Less:
Present value adjustment	4,941
Operating lease liabilities	$8,522

(1)	Excludes minimum future lease payments of $77.6 million related to the Company’s 2019 San Carlos Lease.

Net rent expense was $1.1 million, $1.0 million and $0.5 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used its incremental borrowing rate based on the information available at the lease commencement date. As of December 31, 2019, the remaining lease term is 9.6 years and the discount rate used to determine the operating lease liability was 10.0%.

As of December 31, 2019, the Company is not party to any lease agreements containing material residual value guarantees or material restrictive covenants.

Purchase Obligations

The Company has entered into contractual agreements with various research and development organizations and suppliers in the normal course of its business. All contracts are terminable, with varying provisions regarding termination. If a contract were to be terminated, the Company would only be obligated for the products or services that the Company had received through the time of termination as well as any noncancelable minimum payments contractually agreed upon prior to the effective date of termination. In the case of terminating a clinical trial agreement with an investigational site conducting clinical activities on behalf of the Company, the Company would also be obligated to provide continued support for appropriate safety procedures through completion or termination of the associated study. As of December 31, 2019, the Company had $8.7 million of noncancelable purchase obligations under these agreements.

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

The Company did not incur any milestone expense for the years ended December 31, 2019 and 2017. The Company recognized $0.3 million in milestone expense for the years ended December 31, 2018. Milestone payments are not creditable against royalties. As of December 31, 2019, the Company has not incurred any royalty liabilities related to its license agreements, as product sales have not yet commenced.

Exclusive License Agreement with The Johns Hopkins University

In December 2013, the Company entered into a license agreement with The Johns Hopkins University (“JHU”) for a worldwide exclusive license to develop, use, manufacture and commercialize covered product candidates including antolimab (AK002), which was amended in September 30, 2016. Under the terms of the agreement, the Company has made upfront and milestone payments of $0.3 million through December 31, 2019 and may be required to make aggregate additional milestone payments of up to $4.0 million. The Company also issued 88,887 shares of common stock as consideration under the JHU license agreement. In addition to milestone payments, the Company is also subject to single-digit royalties to JHU based on future net sales of each licensed therapeutic product candidate by the Company and its affiliates and sublicensees, with up to a low six-digit dollar minimum annual royalty payment.

Non-exclusive License Agreement with BioWa Inc. and Lonza Sales AG

In October 2013, the Company entered into a tripartite agreement with BioWa Inc. (“BioWa”), and Lonza Sales AG (“Lonza”), for the non-exclusive worldwide license to develop and commercialize product candidates including antolimab (AK002) that are manufactured using a technology jointly developed and owned by BioWa and Lonza. Under the terms of the agreement, the Company has made milestone payments of $0.4 million through December 31, 2019 and may be required to make aggregate additional milestone payments of up to $41.0 million. In addition to milestone payments, the Company is also subject to minimum annual commercial license fees of $40,000 per year to BioWa until such time as BioWa receives royalty payments, as well as low single-digit royalties to BioWa and to Lonza. Royalties are based on future net sales by the Company and its affiliates and sublicensees and vary dependent on Lonza’s participation as sole manufacturer for commercial production.

Indemnification Agreements

The Company has entered into indemnification agreements with certain directors and officers that require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. To date, no such matters have arisen and the Company does not believe that the outcome of any claims under indemnification arrangements will have a material adverse effect on its financial positions, results of operations or cash flows. Accordingly, the Company has not recorded a liability related to such indemnifications at December 31, 2019.

7. Stockholders’ Equity

The Company’s amended and restated certificate of incorporation filed on July 23, 2018 authorizes the issuance of a total of 220,000,000 shares of stock. Of these shares, 200,000,000 are designated as common stock and 20,000,000 are designated as preferred stock.

Common Stock

There were 48,667,809 shares of common stock issued and outstanding at December 31, 2019. Common shares reserved for future issuance upon the exercise, issuance or conversion of the respective equity instruments are as follows (in thousands):

	December 31,
	2019	2018
Exercise of common stock options outstanding	7,148	7,811
Shares reserved for issuance under equity incentive plans	3,762	2,785
Vesting of restricted stock units	542	—
Shares reserved for issuance under employee stock purchase plans	848	500
Total	12,300	11,096

Common stockholders are entitled to dividends if and when declared by the Board of Directors subject to the prior rights of preferred stockholders. As of December 31, 2019, no dividends on common stock had been declared by the Board of Directors.

Preferred Stock

There were no shares of preferred stock issued and outstanding at December 31, 2019.

8. Stock-Based Compensation

Total stock-based compensation expense recognized is as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Research and development	$5,351	$1,792	$175
General and administrative	10,413	2,778	227
Total	$15,764	$4,570	$402

No income tax benefits for stock-based compensation expense have been recognized for the years ended December 31, 2019, 2018 and 2017 as a result of the Company’s full valuation allowance applied to net deferred tax assets and net operating loss carryforwards.

Equity Incentive Plans

In July 2018, the Board of Directors adopted the 2018 Equity Incentive Plan (the “2018 Plan”). The 2018 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units (“RSUs”), stock appreciation rights and other stock-based awards. The Company initially reserved 4,000,000 shares of common stock for issuance under the 2018 Plan. The number of shares of common stock that may be issued under the 2018 Plan will automatically increase on each January 1, beginning with the fiscal year ending December 31, 2019, equal to the least of (i) 5,000,000 shares, (ii) 5% of the outstanding shares of common stock as of the last day of the preceding fiscal year and (iii) such other amount as the Board of Directors may determine. Stock options and RSUs granted under the 2018 Plan generally vest over four years and expire no more than 10 years from the date of grant.

Following the IPO and upon the effectiveness of the 2018 Plan, the Company’s 2012 Equity Incentive Plan, as amended, (the “2012 Plan”), terminated and no further awards will be granted thereunder. All outstanding awards under the 2012 Plan will continue to be governed by their existing terms. Any shares subject to awards granted under the 2012 Plan that, on or after the termination of the 2012 Plan, expire or terminate and shares previously issued pursuant to awards granted under the 2012 Plan that, on or after the termination of the 2012 Plan, are forfeited or repurchased by the Company will be transferred into the 2018 Plan. As of December 31, 2019, the maximum number of shares that may be added to the 2018 Plan pursuant to the preceding clause is 5,276,050 shares.

Prior to its termination, the 2012 Plan provided for the grant of stock options, stock appreciation rights, restricted stock and restricted stock units to employees, directors and consultants. Stock options granted under the 2012 Plan generally vest over four years and expire no more than 10 years from the date of grant.

Stock Options

Stock option activity under the 2018 Plan and the 2012 Plan is summarized as follows (in thousands, except per share data):

		Weighted-	Weighted-
		Average	Average	Aggregate
	Options	Exercise	Remaining	Intrinsic
	Outstanding	Price	Years	Value
Balance at December 31, 2018	7,811	$8.60	8.2	$342,292
Granted	645	$46.75
Exercised	(1,251)	$2.11
Forfeited	(57)	$35.60
Balance at December 31, 2019	7,148	$12.96	8.0	$589,114
Options exercisable	3,982	$5.10	7.6	$359,399
Options vested and expected to vest	7,119	$12.91	8.0	$587,065

The following weighted-average assumptions were used to calculate the fair value of stock options granted during the periods indicated:

	Year Ended December 31,
	2019	2018	2017
Risk-free interest rate	1.91%	2.79%	1.83%
Expected volatility	67.22%	73.47%	77.59%
Expected dividend yield	—	—	—
Expected term (in years)	6.01	6.01	6.08

The weighted-average fair value of options granted during the years ended December 31, 2019, 2018 and 2017 was $28.66, $11.05 and $0.54 per share, respectively.

The aggregate fair value of stock options that vested during the years ended December 31, 2019, 2018 and 2017 was $12.6 million, $1.8 million and $0.2 million, respectively.

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. Following the IPO, the aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the year in excess of the weighted-average exercise price multiplied by the number of options outstanding or exercisable. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2019, 2018 and 2017 was $55.8 million, $ 2.0 million and $0.1 million, respectively.

During the years ended December 31, 2019 and 2018, the Company did not grant any stock options with performance-based or market-based vesting conditions.

As of December 31, 2019, total unrecognized stock-based compensation expense relating to unvested stock options was $41.6 million. This amount is expected to be recognized over a weighted-average period of 2.9 years.

Restricted Stock Awards

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

A summary of the restricted common stock activity during the year ended December 31, 2019 is as follows (in thousands, except per share data):

		Weighted-
		Average
	Number	Grant Date
	of Shares	Fair Value
Balance at December 31, 2018	47	$0.43
Vested	(47)	$0.43
Balance at December 31, 2019	—	$—

The fair value of restricted common stock that vested during the years ended December 31, 2019 and 2018 was $20,000 and $24,000, respectively.

There were no unvested shares of restricted common stock at December 31, 2019.

Restricted Stock Units

RSU activity under the 2018 Plan is summarized as follows (in thousands, except per share data):

		Weighted-
		Average
	Number	Grant Date
	of Shares	Fair Value
Balance at December 31, 2018	—	$—
Granted	542	$93.67
Balance at December 31, 2019	542	$93.67

The weighted-average fair value of RSUs granted during the year ended December 31, 2019 was $93.67. No RSUs were granted during the years ended December 31, 2018 and 2017.

As of December 31, 2019, total unrecognized stock-based compensation expense relating to unvested RSUs was $48.7 million and the weighted-average remaining vesting period was 3.9 years.

The aggregate intrinsic value of RSUs is calculated as the closing price per share of the Company’s common stock on the last trading day of the fiscal period, multiplied by the number of RSUs expected to vest as of December 31, 2019. As of December 31, 2019, the aggregate intrinsic value of RSUs was $51.7 million

Employee Stock Purchase Plan

In July 2018, the Company’s Board of Directors and stockholders approved the 2018 Employee Stock Purchase Plan (the “2018 ESPP”). There were 500,000 shares of common stock initially reserved for issuance under the 2018 ESPP. The number of shares of common stock that may be issued under the 2018 ESPP shall automatically increase on each January 1, beginning with the fiscal year ending December 31, 2019, equal to the least of (i) 1,000,000 shares, (ii) 1% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year and (iii) such other amount determined by the 2018 ESPP administrator. Under the 2018 ESPP, employees may purchase shares of the Company’s common stock at a price per share equal to 85% of the lower of the fair market value of the common stock on the first trading day of the offering period or on the exercise date. The 2018 ESPP provides for consecutive, overlapping 24-month offering periods, each of which will include purchase periods. The first offering period commenced on July 18, 2018 and will end on the first trading day on or before August 15, 2020. The second and third offering periods commenced on February 15, 2019 and August 16, 2019, respectively.

During the year ended December 31, 2019 and 2018, stock-based compensation related to the 2018 ESPP was $0.7 million and $0.2 million, respectively.

The following weighted-average assumptions were used to calculate the fair value of ESPP shares during the periods indicated:

	Year Ended December 31,
	2019	2018
Risk-free interest rate	2.37%	2.42%
Expected volatility	64.26%	65.92%
Expected dividend yield	—	—
Expected term (in years)	1.22	1.24

As of December 31, 2019, total unrecognized compensation expense relating to shares to be purchased under ESPP was $0.6 million over a weighted-average period of 1.0 years.

9. Income Taxes

The Company’s deferred income tax assets include operating losses and tax credit carryforwards, as well as certain temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Total deferred income tax assets, net of valuation allowance, at December 31, 2019 and 2018 were as follows (in thousands):

	December 31,
	2019	2018
Deferred tax assets
Net operating loss carryforwards	$47,003	$24,091
Research and development credits	8,644	3,995
Accruals and reserves	1,199	260
Stock-based compensation	2,870	611
Lease liability	1,798	—
Gross deferred tax assets	61,514	28,957
Less: valuation allowance	(59,901)	(28,892)
Deferred tax assets, net of valuation allowance	1,613	65
Deferred tax liabilities
Fixed and intangible assets	395	65
Right-of-use asset	1,218	—
Gross deferred tax liabilities	1,613	65
Net deferred tax assets	$—	$—

Management has evaluated the positive and negative evidence surrounding the realizability of its deferred tax assets and has determined that it is more likely than not that the Company will not recognize the benefits of its federal and state deferred tax assets, and as a result, a valuation allowance of $59.9 million and $28.9 million has been established at December 31, 2019 and 2018, respectively. The change in the valuation allowance was $31.0 million and $10.8 million for the years ended December 31, 2019 and 2018, respectively. The Company has incurred net operating losses (“NOL”) since inception. As of December 31, 2019, the Company had federal and state NOL carryforwards of $210.2 million and $42.4 million, respectively. Federal NOL carryforwards of $148.3 million, which were generated after December 31, 2017, do not expire. The remaining $61.9 million of Federal NOL carryforwards expire beginning in 2032. As of December 31, 2019, the Company had federal and California research and other tax credit carryforwards of $8.8 million and $4.0 million, respectively. The federal tax credits expire beginning in 2033. The California tax credits can be carried forward indefinitely.

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

The effective tax rate for the years ended December 31, 2019 and 2018 is different from the federal statutory rate primarily due to the valuation allowance against deferred tax assets as a result of insufficient income. The Company’s effective tax rate differs from the federal statutory tax rate as follows:

	Year Ended December 31,
	2019	2018
Federal statutory tax rate	21.0%	21.0%
Change in deferred tax asset valuation allowance	(36.4)%	(24.8)%
State taxes, net of federal benefit	1.1%	0.9%
Research and development tax credits	4.4%	3.3%
Stock-based compensation	9.9%	(0.2)%
Other	—%	(0.2)%
Effective tax rate	—%	—%

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

A reconciliation of the beginning and ending amount of unrecognized benefits is as follows (in thousands):

	Year Ended December 31,
	2019	2018
Balance at the beginning of the year	$1,827	$1,149
Increase related to current year tax positions	1,718	678
Balance at the end of the year	$3,545	$1,827

The entire amount of the unrecognized tax benefits would not impact the Company’s effective tax rate if recognized. During the years ended December 31, 2019 and 2018, the Company did not recognize accrued interest and penalties related to unrecognized tax benefits. The Company does not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease during the next twelve months.

The Company files income tax returns in the U.S. federal and California tax jurisdictions. The federal and state income tax returns from inception to December 31, 2019 remain subject to examination.

It is the Company’s policy to include penalties and interest expense related to income taxes as a component of the income tax provision as necessary. Management determined that no accrual for interest and penalties was required at December 31, 2019 and 2018. Since the Company is in a loss carryforward position, it is generally subject to examination by the U.S. federal, state and local income tax authorities for all tax years in which a loss carryforward is available.

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

10. Defined Contribution Plans

In July 2013, the Company established a Savings Incentive Match Plan (the “SIMPLE IRA plan”) for its employees, allowing for both employee and employer contributions for those employees who meet defined minimum age and service requirements. The SIMPLE IRA plan allows participants to defer a portion of their annual compensation on a pretax basis. During the year ended December 31, 2017, the Company made contributions to the SIMPLE IRA plan of $0.1 million.

In January 2018, the Company terminated and replaced the SIMPLE IRA with a defined contribution plan under Section 401(k) of the Internal Revenue Code (the “401(k) plan”). The 401(k) plan covers all employees who meet defined minimum age and service requirements. Employee contributions are voluntary and are determined on an individual basis, limited to the maximum amount allowable under U.S. federal tax regulations. The Company makes matching contributions of up to 4% of the eligible employees’ compensation to the 401(k) plan. During the years ended December 31, 2019 and 2018, the Company made contributions to the 401(k) plan of $0.5 million and $0.3 million, respectively.

11. Selected Quarterly Financial Data (Unaudited)

The following tables summarize the Company’s quarterly results for the years ended December 31, 2019 and 2018 (in thousands, except per share data):

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
2019	2019	2019	2019	2019
Loss from operations	$(20,927)	$(20,057)	$(23,584)	$(26,850)
Net loss	$(19,953)	$(19,072)	$(21,732)	$(24,615)
Net loss per common share, basic and diluted	$(0.47)	$(0.44)	$(0.47)	$(0.51)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
2018	2018	2018	2018	2018
Loss from operations	$(8,709)	$(9,524)	$(11,975)	$(15,513)
Net loss	$(8,485)	$(9,377)	$(11,148)	$(14,528)
Net loss per common share, basic and diluted	$(4.19)	$(4.17)	$(0.34)	$(0.35)

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2019, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2019, the design and operation of our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the Internal Control–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.

The effectiveness of our internal control over financial reporting as of December 31, 2019 has also been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report included in this Annual Report on Form 10-K.

Inherent Limitations on the Effectiveness of Internal Control

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There was no significant change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fourth quarter of the year ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Allakos Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Allakos Inc.‘s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Allakos Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the balance sheets of the Company as of December 31, 2019 and 2018, the related statements of operations and comprehensive loss, statements of convertible preferred stock and stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and our report dated February 25, 2020 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Redwood City, California

February 25, 2020

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to regulation 14A, or the Proxy Statement, which proxy statement is expected to be filed with Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2019.

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

Item 14. Principal Accounting Fees and Services.

The information required by this item will be set forth in the Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:
(1)	Financial Statements

See Index to Financial Statements included in Part II Item 8 of this Annual Report on Form 10-K

(2)	Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)	List of Exhibits required by Item 601 of Regulation S-K

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Number	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-38582	3.1	7/24/2018

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-38582	3.2	7/24/2018

4.2	Specimen common stock certificate of the Registrant.	S-1/A	333-225836	4.2	7/09/2018

10.1+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-225836	10.1+	6/22/2018

10.2+	2012 Equity Incentive Plan, as amended, and forms of agreement thereunder.	S-1	333-225836	10.2+	6/22/2018

10.3+	2018 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	333-225836	10.3+	7/09/2018

10.4+	2018 Employee Stock Purchase Plan.	S-1/A	333-225836	10.4	7/09/2018

10.5+	Employment Letter between the Registrant and Robert Alexander, Ph.D.	S-1/A	333-225836	10.5+	7/09/2018

10.6+	Employment Letter between the Registrant and Adam Tomasi, Ph.D.	S-1/A	333-225836	10.6+	7/09/2018

10.7+	Employment Letter between the Registrant and Henrik Rasmussen, M.D., Ph.D.	S-1/A	333-225836	10.7+	7/09/2018

10.8+	Employment Letter between the Registrant and Leo Redmond	10-Q		10.8+	8/05/2019

10.9+	Executive Incentive Compensation Plan.	S-1	333-225836	10.9+	6/22/2018

10.10+	Outside Director Compensation Policy.	S-1/A	333-225836	10.10+	7/09/2018

10.11+	Change in Control and Severance Policy.	S-1/A	333-225836	10.11+	7/09/2018

10.12	Lease Agreement between the Registrant and Westport Office Park, LLC, dated January 4, 2018, as amended.	S-1	333-225836	10.12	6/22/2018

10.13*	Lease Agreement between the Registrant and ARE-San Francisco No. 63, LLC, dated December 4, 2019.					X

10.14#	Non-exclusive License Agreement between the Registrant, BioWa, Inc. and Lonza Sales AG, dated October 31, 2013.	S-1/A	333-225836	10.14#	7/17/2018

10.15#	Amended and Restated Exclusive License Agreement between the Registrant and the Johns Hopkins University, dated September 30, 2016.	S-1/A	333-225836	10.15#	7/17/2018

23.1*	Consent of Independent Registered Public Accounting Firm.					X

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted in Inline XBRL)					X

*	Filed herewith.
**	Furnished herewith.
+	Indicated management contract or compensatory plan.
#	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and this exhibit has been filed separately with the SEC.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLAKOS INC.

Date: February 25, 2020	By:	/s/ Robert Alexander
Robert Alexander, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Robert Alexander	Chief Executive Officer and Director	February 25, 2020
Robert Alexander, Ph.D.	(Principal Executive Officer)

/s/ Leo Redmond	Chief Financial Officer	February 25, 2020
Leo Redmond	(Principal Financial and Accounting Officer)

/s/ Adam Tomasi	President and Chief Operating Officer	February 25, 2020
Adam Tomasi, Ph.D.

/s/ Daniel Janney	Chair of the Board	February 25, 2020
Daniel Janney

/s/ Robert Andreatta	Director	February 25, 2020
Robert Andreatta

/s/ Steve James	Director	February 25, 2020
Steve James

/s/ John McKearn	Director	February 25, 2020
John McKearn, Ph.D.

/s/ Paul Walker	Director	February 25, 2020
Paul Walker