Form 10-Q
period 2020-03-31
Allakos Inc.
filed 2020-05-11
CIK 1564824

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 6, 2020, the registrant had 48,766,351 shares of common stock outstanding.

ALLAKOS INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited).

allakos inc.

balance sheets

(in thousands, except per share data)

	March 31,	December 31,
	2020	2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$135,942	$38,367
Investments in marketable securities	343,863	457,534
Prepaid expenses and other current assets	3,953	3,969
Total current assets	483,758	499,870
Property and equipment, net	8,072	8,410
Operating lease right-of-use assets	5,705	5,775
Other long-term assets	2,839	2,839
Total assets	$500,374	$516,894
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,062	$5,963
Accrued expenses and other current liabilities	5,273	7,098
Total current liabilities	14,335	13,061
Other long-term liabilities	7,995	8,112
Total liabilities	22,330	21,173
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 20,000 shares authorized as of March 31, 2020 and December 31, 2019; no shares issued and outstanding as of March 31, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value per share; 200,000 shares authorized as of March 31, 2020 and December 31, 2019; 48,765 and 48,668 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	48	48
Additional paid-in capital	693,298	685,020
Accumulated other comprehensive gain	2,006	137
Accumulated deficit	(217,308)	(189,484)
Total stockholders’ equity	478,044	495,721
Total liabilities and stockholders’ equity	$500,374	$516,894

See accompanying notes to unaudited interim financial statements

Allakos Inc.

Statements of Operations and Comprehensive Loss

(in thousands, except per share data)

(unaudited)

	Three Months Ended
	March 31,
	2020	2019
Operating expenses
Research and development	$18,285	$15,098
General and administrative	11,588	5,829
Total operating expenses	29,873	20,927
Loss from operations	(29,873)	(20,927)
Interest income, net	1,989	1,030
Other income (expense), net	60	(56)
Net loss	(27,824)	(19,953)
Unrealized gain on marketable securities, net of tax	1,869	45
Comprehensive loss	$(25,955)	$(19,908)
Net loss per common share:
Basic and diluted	$(0.57)	$(0.47)
Weighted-average number of common shares outstanding:
Basic and diluted	$48,691	$42,620

See accompanying notes to unaudited interim financial statements

Allakos Inc.

Statements of STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Gain	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2019	48,668	$48	$685,020	$137	$(189,484)	$495,721
Stock-based compensation expense	—	—	7,489	—	—	7,489
Issuance of common stock upon exercise of stock options	57	—	33	—	—	33
Issuance of common stock upon 2018 ESPP purchase	40	—	756	—	—	756
Unrealized gain on marketable securities	—	—	—	1,869	—	1,869
Net loss	—	—	—	—	(27,824)	(27,824)
Balance at March 31, 2020	48,765	$48	$693,298	$2,006	$(217,308)	$478,044

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2018	42,117	$42	$288,079	$(15)	$(104,112)	$183,994
Stock-based compensation expense	—	—	2,834	—	—	2,834
Issuance of common stock upon exercise of stock options	968	1	367	—	—	368
Issuance of common stock upon 2018 ESPP purchase	39	—	595	—	—	595
Vesting of restricted common stock	—	—	6	—	—	6
Unrealized gain on marketable securities, net of tax	—	—	—	45	—	45
Net loss	—	—	—	—	(19,953)	(19,953)
Balance at March 31, 2019	43,124	$43	$291,881	$30	$(124,065)	$167,889

See accompanying notes to unaudited interim financial statements

Allakos Inc.

Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2020	2019
Cash flows from operating activities
Net loss	$(27,824)	$(19,953)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	393	357
Stock-based compensation	7,489	2,834
Net amortization of premiums and discounts on marketable securities	221	(802)
Noncash lease expense	70	73
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(113)	1,320
Accounts payable	3,092	1,278
Accrued expenses and other current liabilities	(1,942)	1,408
Other long-term liabilities	—	206
Net cash used in operating activities	(18,614)	(13,279)
Cash flows from investing activities
Purchases of marketable securities	(15,052)	(70,759)
Proceeds from maturities of marketable securities	130,500	81,000
Purchases of property and equipment	(48)	(121)
Net cash provided by investing activities	115,400	10,120
Cash flows from financing activities
Proceeds from exercise of stock options	33	368
Proceeds from issuance of common stock under the 2018 ESPP	756	595
Net cash provided by financing activities	789	963
Net increase (decrease) in cash, cash equivalents and restricted cash	97,575	(2,196)
Cash, cash equivalents and restricted cash, beginning of period	40,642	34,462
Cash, cash equivalents and restricted cash, end of period	$138,217	$32,266
Supplemental disclosures
Noncash investing and financing items:
Right-of-use assets obtained in exchange for lease obligations (1)	$—	$6,050
Property and equipment purchased in accounts payable	$7	$419
Vesting of restricted common stock subject to repurchase	$—	$6

(1)	Amount for the three months ended March 31, 2019 includes a transition adjustment recorded as part of the Company’s adoption of a new lease accounting policy effective January 1, 2019.

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

Liquidity Matters

Since inception, the Company has incurred net losses and negative cash flows from operations. During the three months ended March 31, 2020, the Company incurred a net loss of $27.8 million and used $18.6 million of cash in operations. At March 31, 2020, the Company had an accumulated deficit of $217.3 million and does not expect to experience positive cash flows from operating activities in the foreseeable future. The Company has financed its operations to date primarily through the sale of common stock and issuance of convertible preferred stock. Management expects to incur additional operating losses in the future as the Company continues to further develop, seek regulatory approval for and, if approved, commence commercialization of its product candidates. The Company had $479.8 million of cash, cash equivalents and marketable securities at March 31, 2020. Management believes that this amount is sufficient to fund the Company’s operations for at least the next 12 months from the issuance date of these financial statements.

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

The interim balance sheet as of March 31, 2020, the statements of operations and comprehensive loss, statements stockholders’ equity and statements of cash flows for the three months ended March 31, 2020 and 2019 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair presentation of the Company’s financial position as of March 31, 2020 and its results of operations and comprehensive loss for the three months ended March 31, 2020 and 2019 and its cash flows for the three months ended March 31, 2020 and 2019. Certain information and note disclosures normally included in annual audited financial statements prepared in accordance with U.S. GAAP have been omitted. The financial data and the other financial information disclosed in these notes to the interim financial statements are also unaudited. The results of operations for any interim period are not necessarily indicative of the results to be expected for the entire year or for any other future annual or interim period. The balance sheet as of December 31, 2019 included herein was derived from the audited financial statements as of that date. These interim financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission (the “SEC”) on February 25, 2020.

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

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to credit risk principally consist of cash, cash equivalents and marketable securities. These financial instruments are held in accounts at a single financial institution that management believes possesses high credit quality. Amounts on deposit with this financial institution have and will continue to exceed federally-insured limits. The Company has not experienced any losses on its cash deposits. Additionally, the Company’s investment policy limits its investments to certain types of securities issued by or backed by the U.S. government and its agencies.

The Company is subject to a number of risks similar to that of other early-stage biopharmaceutical companies, including, but not limited to, the need to obtain adequate additional funding, possible failure of current or future clinical trials, its reliance on third-

parties to conduct its clinical trials, the need to obtain regulatory and marketing approvals for its product candidates, competitive developments, the need to successfully commercialize and gain market acceptance of the Company’s product candidates, its right to develop and commercialize its product candidates pursuant to the terms and conditions of the licenses granted to the Company, protection of proprietary technology, the ability to make milestone, royalty or other payments due under licensing agreements, and the need to secure and maintain adequate manufacturing arrangements with third-parties. If the Company does not successfully commercialize or partner its product candidates, it will be unable to generate product revenue or achieve profitability.

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents. Restricted cash as of March 31, 2020 represents $2.3 million in deposits for the lease of the Company’s facilities in Redwood City, California and San Carlos, California. Both security deposits are in the form of letters of credit secured by restricted cash. Restricted cash amounts are included within other long-term assets on the Company’s balance sheets.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Company’s balance sheets and which, in aggregate, represent the amounts reported in the accompanying statements of cash flows (in thousands):

	March 31,	December 31,
	2020	2019
Cash and cash equivalents	$135,942	$38,367
Restricted cash in other long-term assets, deposit for lease facility	2,275	2,275
Total cash, cash equivalents and restricted cash	$138,217	$40,642

	March 31,	December 31,
	2019	2018
Cash and cash equivalents	$31,464	$33,660
Restricted cash in other long-term assets, deposit for lease facility	802	802
Total cash, cash equivalents and restricted cash	$32,266	$34,462

Marketable Securities

The Company invests in marketable securities, primarily securities issued by the U.S. government and its agencies. The Company’s marketable securities are considered available-for-sale and are classified as current assets even when the stated maturities of the underlying securities exceed one year from the date of the current balance sheet being reported. This classification reflects management’s ability and intent to utilize proceeds from the sale of such investments to fund ongoing operations. The cost of securities sold is determined using the specific-identification method. Interest earned and adjustments for the amortization of premiums and discounts on investments are included in interest income, net, on the statements of operations and comprehensive loss. Realized gains and losses and declines in the fair value of an available-for-sale security due to a credit loss are included in other expense, net, on the statements of operations and comprehensive loss to the extent the Company does not expect to recover the amortized cost basis. Any portion of a decline in fair value that is due to factors other than a credit loss is excluded from earnings and reported as a component of accumulated comprehensive income (loss).

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

The Company accounts for its leases by recording right-of-use assets and lease liabilities on the Balance Sheet. Right-of-use assets represent the Company’s right to use an underlying asset over the lease term and include any lease payments made prior to the lease commencement date and exclude lease incentives. Lease liabilities represent the present value of the total lease payments over the lease term, calculated using the Company’s incremental borrowing rate. In determining the Company’s incremental borrowing rate, consideration is given to the term of the lease and the Company’s credit risk. The Company recognizes options to extend or terminate a lease when it is reasonably certain that the Company will exercise any such options.

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

Basic and diluted net loss per share was calculated as follows (in thousands, except per share data):

	Three Months Ended
	March 31,
	2020	2019
Numerator:
Net loss	$(27,824)	$(19,953)
Denominator:
Weighted-average shares of common stock outstanding, basic and diluted	48,691	42,620
Net loss per share, basic and diluted	$(0.57)	$(0.47)

The following table sets forth the potentially dilutive securities that have been excluded from the calculation of diluted net loss per share due to their anti-dilutive effect for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Options to purchase common stock	7,105	6,845
Unvested restricted stock units	572	—
Unvested restricted common stock	—	33
Shares issuable under employee stock purchase plans	8	10
Total	7,685	6,888

Recently Adopted Accounting Pronouncements

In June 2016 the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The FASB subsequently issued amendments to ASU 2016-13, which have the same effective date and transition date of January 1, 2020. This guidance requires companies to recognize an allowance for credit losses on available-for-sale debt securities rather than the current approach of recording a reduction to the carrying value of the asset. The Company adopted ASU 2016-13 effective January 1, 2020.

The guidance limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and requires the reversal of previously recognized credit losses if fair value increases. Based on the composition of the Company’s investment portfolio and other financial assets, current economic conditions and historical credit loss activity, the adoption of the guidance did not have a material impact on the Company’s financial statements and related disclosures. During the three months ended March 31, 2020, the Company’s current investment portfolio was comprised of only US Treasury securities which are not in unrealized loss positions. Upon adoption, the Company did not record an allowance for credit losses on its available-for-sale debt securities.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. This ASU eliminates, modifies and adds disclosure requirements for fair value measurements. The amendments in this ASU are effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The Company adopted this ASU effective January 1, 2020. The Company’s adoption of this ASU did not have a material impact on its financial statements and related disclosures.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This ASU affects general principles within Topic 740 and are meant to simplify the accounting for income taxes by removing certain exceptions to the general framework. The ASU further adds guidance to reduce complexity in certain areas, including recognizing a franchise (or similar) tax that is partially based on income as an income-based tax and incremental amounts incurred as a non-income-based tax and recognizing deferred taxes for tax goodwill. ASU 2019-12 also created an exception to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or a gain from other items (for example, other comprehensive income). Under the historical guidance, in this situation, an entity would have recorded an income tax provision for unrealized gains on available-for-sale securities reported in other comprehensive income, with an offsetting income tax benefit recorded in continuing operations. Per ASU 2019-12, under the new guidance, an entity would record no income tax provision in the interim period.

The amendments in ASU 2019-12 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption of the amendments is permitted, including adoption in any interim period for which financial statements have not yet been issued. An entity that elects to early adopt the amendments in an interim period should reflect any adjustments as of the beginning of the annual period that includes that interim period. Additionally, an entity that elects early adoption must adopt all the amendments in the same period. The Company elected to early adopt ASU 2019-12 effective January 1, 2020 on a prospective basis. As a result of this election, no benefit from income tax was recorded in continuing operations and no tax provision was recorded in other comprehensive income for the three months ended March 31, 2020 related to the Company’s loss from continuing operations and unrealized gain on available-for-sale securities during the same period. Further, the Company’s adoption had no impact to its effective tax rate.

Impact of Recent Legislation

In March 2020, the Coronavirus Aid, Relief and Economic Security Act (“the CARES Act”) was signed into law. The CARES Act includes provisions relating to several aspects of corporate income taxes. The Company does not currently expect the CARES Act to have a material impact on its income tax positions; however, it will continue to monitor the provisions of the CARES Act in relation to its operations.

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

	March 31, 2020
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$134,392	$—	$—	$134,392
Total cash equivalents	134,392	—	—	134,392
Short-term marketable securities
U.S. treasuries	343,863	—	—	343,863
Total short-term marketable securities	343,863	—	—	343,863
Total cash equivalents and short-term marketable securities	$478,255	$—	$—	$478,255

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$35,935	$—	$—	$35,935
Total cash equivalents	35,935	—	—	35,935
Marketable securities
U.S. treasuries	457,534	—	—	457,534
Total marketable securities	457,534	—	—	457,534
Total cash equivalents and marketable securities	$493,469	$—	$—	$493,469

The Company evaluates transfers between levels at the end of each reporting period. There were no transfers of assets or liabilities between levels during the three months ended March 31, 2020 and 2019.

4. Marketable Securities

All marketable securities were considered available-for-sale at March 31, 2020. The amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s marketable securities by major security type at March 31, 2020 and December 31, 2019 are summarized in the table below (in thousands):

	March 31, 2020
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale securities
U.S. treasuries classified as investments	$341,857	$2,006	$—	$343,863
Total available-for-sale securities	$341,857	$2,006	$—	$343,863

	December 31, 2019
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale securities
U.S. treasuries classified as investments	$457,397	$161	$(24)	$457,534
Total available-for-sale securities	$457,397	$161	$(24)	$457,534

The amortized cost of available-for-sale securities is adjusted for amortization of premiums and accretion of discounts to maturity. As of March 31, 2020, the Company had no available-for-sale securities in an unrealized loss position. The aggregate fair value of securities held by the Company at December 31, 2019 in an unrealized loss position was $187.4 million, for which all of these securities had remaining maturities of less than one year as of the balance sheet date. The Company has the intent and ability to hold such securities until recovery and has determined that there has been no material change to their credit risk. As a result, the Company determined it did not hold any investments with a credit loss as of March 31, 2020 and December 31, 2019.

There were no material realized gains or losses recognized on the sale or maturity of available-for-sale securities during the years ended December 31, 2019 or 2018, and as a result, there were no material reclassifications out of accumulated other comprehensive gain (loss) for the same periods.

5. Balance Sheet Components and Supplemental Disclosures

Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	March 31,	December 31,
	2020	2019
Laboratory equipment	$4,189	$4,170
Furniture and office equipment	1,731	1,695
Leasehold improvements	4,581	4,581
	10,501	10,446
Less accumulated depreciation	(2,429)	(2,036)
Property and equipment, net	$8,072	$8,410

Depreciation and amortization expense for each of the three months ended March 31, 2020 and 2019 was $0.4 million.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2020	2019
Accrued contract research and development expense	$1,982	$4,990
Accrued compensation and benefits expense	2,619	1,608
Lease liability, current	430	410
Other current liabilities	242	90
Total	$5,273	$7,098

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

In December 2019, the Company entered into an additional lease agreement for approximately 98,000 square feet of office and laboratory space in San Carlos, California (the “2019 San Carlos Lease”). The 2019 San Carlos Lease provides for certain limited rent abatement and annual scheduled rent increases over the contractual lease term. The contractual lease term is expected to commence in November 2020 and terminate in August 2031. Future minimum rental payments under the 2019 San Carlos Lease total $77.6 million, which does not include rental payments related to the Company’s one-time option to extend for an additional five years. There was no right-of-use asset or lease liability reflected on the balance sheet as of March 31, 2020 for the 2019 San Carlos Lease as the Company has not yet obtained possession of the space.

The 2018 Redwood City Lease and the 2019 San Carlos Lease required security deposits of $0.8 million and $1.5 million, respectively, which the Company satisfied by establishing letters of credit secured by restricted cash. Restricted cash related to the Company’s lease agreements are recorded in other long-term assets on the Company’s balance sheets.

As described in Note 2, the Company adopted ASC 842 effective January 1, 2019. In accordance with ASC 842, the Company has performed an evaluation of its other contracts with vendors in accordance with ASC 842 and has determined that, except for the leases described above, none of its other contracts contain a lease.

Classification of the Company’s lease liabilities included on the its balance sheets at March 31, 2020 was as follows (in thousands):

	March 31,	December 31,
	2020	2019
Operating lease liabilities
Current portion included in accrued expenses and other current liabilities	$430	$410
Non-current portion included in other long-term liabilities	7,995	8,112
Total operating lease liabilities	$8,425	$8,522

The components of lease costs, which were included in operating expenses in the Company’s statements of operations and comprehensive loss were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Operating lease cost	$279	$280
Variable cost	87	87
Total lease costs	$366	$367

Future minimum lease payments required under operating leases include on the Company’s balance sheets at March 31, 2020 are as follows (in thousands):

Fiscal Year Ending December 31,
2020 (remaining 9 months)	$927
2021	1,270
2022	1,308
2023	1,348
2024	1,388
Thereafter	6,916
Total minimum future lease payments (1)	13,157
Less:
Present value adjustment	4,732
Operating lease liabilities	$8,425

(1)	Excludes minimum future lease payments of $77.6 million related to the Company’s 2019 San Carlos Lease.

In addition to the minimum future lease commitments presented above, the lease requires the Company to pay property taxes, insurance, maintenance and repair costs.

Net rent expense was $0.3 million for the each of three months ended March 31, 2020 and 2019.

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used its incremental borrowing rate based on the information available at the lease commencement date. As of March 31, 2020, the remaining lease term is 9.3 years and the discount rate used to determine the operating lease liability was 10.0%.

As of March 31, 2020, the Company is not party to any lease agreements containing material residual value guarantees or material restrictive covenants.

Purchase Obligations

The Company has entered into contractual agreements with various research and development organizations and suppliers in the normal course of its business. All contracts are terminable, with varying provisions regarding termination. If a contract were to be terminated, the Company would only be obligated for the products or services that the Company had received through the time of termination as well as any non-cancelable minimum payments contractually agreed upon prior to the effective date of termination. In the case of terminating a clinical trial agreement with an investigational site conducting clinical activities on behalf of the Company, the Company would also be obligated to provide continued support for appropriate safety procedures through completion or termination of the associated study. At March 31, 2020, the Company had $22.6 million of non-cancelable purchase obligations under these agreements.

In April 2020, the Company entered into a Commercial Supply Agreement with a CDMO for the future manufacture and supply of antolimab (AK002) as part of the Company's commercialization efforts. These amounts have not been reflected in the amount of purchase obligations at March 31, 2020 above. See Note 9 "Subsequent Events" for additional information.

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

The Company did not incur any milestone expense for the three months ended March 31, 2020 and 2019. As of March 31, 2020, the Company has not incurred any royalty liabilities related to its license agreements, as product sales have not yet commenced.

Exclusive License Agreement with The Johns Hopkins University

In December 2013, the Company entered into a license agreement with The Johns Hopkins University (“JHU”) for a worldwide exclusive license to develop, use, manufacture and commercialize covered product candidates including antolimab (AK002), which was amended in September 2016. Under the terms of the agreement, the Company has made upfront and milestone payments of $0.3 million through March 31, 2020 and may be required to make aggregate additional milestone payments of up to $4.0 million. The Company also issued 88,887 shares of common stock as consideration under the JHU license agreement. In addition to milestone payments, the Company is also subject to single-digit royalties to JHU based on future net sales of each licensed therapeutic product candidate by the Company and its affiliates and sublicensees, with up to a low six-digit dollar minimum annual royalty payment.

Non-exclusive License Agreement with BioWa Inc. and Lonza Sales AG

In October 2013, the Company entered into a tripartite agreement with BioWa Inc. (“BioWa”), and Lonza Sales AG (“Lonza”), for the non-exclusive worldwide license to develop and commercialize product candidates including antolimab (AK002) that are manufactured using a technology jointly developed and owned by BioWa and Lonza. Under the terms of the agreement, the Company has made milestone payments of $0.4 million through March 31, 2020 and may be required to make aggregate additional milestone payments of up to $41.0 million. In addition to milestone payments, the Company is also subject to minimum annual commercial license fees of $40,000 per year to BioWa until such time as BioWa receives royalty payments, as well as low single-digit royalties to BioWa and to Lonza. Royalties are based on future net sales by the Company and its affiliates and sublicensees and vary dependent on Lonza’s participation as sole manufacturer for commercial production.

Indemnification Agreements

The Company has entered into indemnification agreements with certain directors and officers that require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. To date, no such matters have arisen and the Company does not believe that the outcome of any claims under indemnification arrangements will have a material adverse effect on its financial positions, results of operations or cash flows. Accordingly, the Company has not recorded a liability related to such indemnifications at March 31, 2020.

Legal Contingencies

On March 10, 2020, a putative securities class action complaint captioned Kim v. Allakos et al., No. 20-cv-01720 (N.D. Cal.) was filed in the United States District Court for the Northern District of California against the Company, its Chief Executive Officer, Dr. Robert Alexander, and its Chief Financial Officer, Mr. Leo Redmond. The complaint asserts claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and seeks damages based on alleged material misrepresentations and omissions concerning its Phase 2 clinical trials of antolimab (AK002). The proposed class period is August 5, 2019, through December 17, 2019, inclusive. Given the early stage of this litigation matter, the Company cannot reasonably estimate a potential future loss or a range of potential future losses and has not recorded a contingent liability accrual as of March 31, 2020.

7. Stock-Based Compensation

Total stock-based compensation expense recognized is as follows (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Research and development	$2,443	$1,053
General and administrative	5,046	1,781
Total	$7,489	$2,834

No income tax benefits for stock-based compensation expense have been recognized for the three months ended March 31, 2020 and 2019 as a result of the Company’s full valuation allowance applied to net deferred tax assets and net operating loss carryforwards.

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

Following the IPO and upon the effectiveness of the 2018 Plan, the Company’s 2012 Equity Incentive Plan, as amended, (the “2012 Plan”), terminated and no further awards will be granted thereunder. All outstanding awards under the 2012 Plan will continue to be governed by their existing terms. Any shares subject to awards granted under the 2012 Plan that, on or after the termination of the 2012 Plan, expire or terminate and shares previously issued pursuant to awards granted under the 2012 Plan that, on or after the termination of the 2012 Plan, are forfeited or repurchased by the Company will be transferred into the 2018 Plan. As of March 31, 2020, the maximum number of shares that may be added to the 2018 Plan pursuant to the preceding clause is 5,212,568 shares.

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

Stock Options

The following weighted-average assumptions were used to calculate the fair value of stock-based awards granted to employees and non-employees during the periods indicated:

	Three Months Ended
	March 31,
	2020	2019
Risk-free interest rate	1.10%	2.55%
Expected volatility	68.17%	69.02%
Expected dividend yield	—	—
Expected term (in years)	6.08	6.08

The Company’s stock option activity during the three months ended March 31, 2020 is summarized as follows (number of shares in thousands):

		Weighted-
		Average
	Options	Exercise
	Outstanding	Price
Balance at December 31, 2019	7,148	$12.96
Granted	24	$58.21
Exercised	(57)	$0.58
Forfeited	(10)	$13.70
Balance at March 31, 2020	7,105	$13.21
Options exercisable	4,233	$5.79
Options vested and expected to vest	7,082	$13.17

During the three months ended March 31, 2020 and 2019, the Company did not grant any stock options with performance-based or market-based vesting conditions.

As of March 31, 2020, total unrecognized stock-based compensation expense relating to unvested stock options was $38.3 million. This amount is expected to be recognized over a weighted-average period of 2.8 years.

Restricted Stock Units

RSU activity under the 2018 Plan during the three months ended March 31, 2020 is summarized as follows (in thousands, except per share data):

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Balance at December 31, 2019	542	$93.67
Granted	31	$67.57
Forfeited	(1)	$95.98
Balance at March 31, 2020	572	$92.25

The weighted-average fair value of RSUs granted during the three months ended March 31, 2020 was $67.57. No RSUs were granted during the three months ended March 31, 2019.

As of March 31, 2020, total unrecognized stock-based compensation expense relating to unvested RSUs was $47.6 million and the weighted-average remaining vesting period was 3.7 years.

2018 Employee Stock Purchase Plan

In July 2018, the Company’s Board of Directors and stockholders approved the 2018 Employee Stock Purchase Plan (the “2018 ESPP”). There are 500,000 shares of common stock initially reserved for issuance under the 2018 ESPP. The number of shares of common stock that may be issued under the 2018 ESPP will automatically increase on each January 1, beginning with the fiscal year ending December 31, 2019, equal to the least of (i) 1,000,000 shares, (ii) 1% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year and (iii) such other amount determined by the 2018 ESPP administrator. Under the 2018 ESPP, employees may purchase shares of the Company’s common stock at a price per share equal to 85% of the lower of the fair market value of the common stock on the first trading day of the offering period or on the exercise date. The 2018 ESPP provides for consecutive, overlapping 24-month offering periods, each of which will include four 6-month purchase periods. The Company’s first offering period under the 2018 ESPP commenced on July 18, 2018. During each of the three months ended March 31, 2020 and 2019, stock-based compensation expense related to the 2018 ESPP was $0.2 million.

8. Defined Contribution Plans

In January 2018, the Company established a defined contribution plan under Section 401(k) of the Internal Revenue Code (the “401(k) plan”). The 401(k) plan covers all employees who meet defined minimum age and service requirements. Employee contributions are voluntary and are determined on an individual basis, limited to the maximum amount allowable under U.S. federal tax regulations. The Company makes matching contributions of up to 4% of the eligible employees’ compensation to the 401(k) plan. During the three months ended March 31, 2020 and 2019, the Company made contributions to the 401(k) plan of $0.2 million and $0.1 million, respectively.

9. Subsequent Event

In April 2020, the Company entered into a ten-year commercial supply agreement with Lonza Sales AG (“Lonza”), pursuant to which Lonza has agreed to manufacture drug substance for antolimab (AK002), among other related services. The Company’s obligation to purchase the drug substance is subject to minimum annual commitments, with the amount of such commitments subject to reduction in certain circumstances. As of the effective date, the Company’s commitments related to its purchase obligations to Lonza under this commercial supply agreement totaled approximately $28.9 million.

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

Forward-looking statements include, but are not limited to, statements about:

•	risks related to the COVID-19 pandemic;
•

our plans and ability to manufacture, or have manufactured, sufficient quantities of antolimab (AK002) for preclinical studies and to conduct clinical trials and to eventually commercialize the product, and our reliance on third parties in relation to the foregoing;

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

•	our ability to obtain and maintain regulatory approval of antolimab (AK002) or our other product candidates;
•	our plans relating to the further development of antolimab (AK002) and our other product candidates;
•	existing regulations and regulatory developments in the United States and other jurisdictions;
•	our plans and ability to obtain or protect intellectual property rights, including extensions of existing patent terms where available;
•	our continued reliance on third-parties to conduct additional clinical trials of antolimab (AK002) and our other product candidates;
•	the need to hire additional personnel and our ability to attract and retain such personnel;
•	the accuracy of our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
•	our financial performance;
•	the sufficiency of our existing cash, cash equivalents and marketable securities to fund our future operating expenses and capital expenditure requirements; and
•	our anticipated use of the proceeds from our initial public offering and the concurrent private placement in July 2018 and subsequent follow-on offering in August 2019.

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

Impact of COVID-19 on Our Business

The pandemic caused by an outbreak of a novel coronavirus causing a disease known as COVID-19 (“COVID-19”) has resulted, and is likely to continue to result, in significant national and global economic disruption and may adversely affect our business. Uncertainty exists concerning the magnitude of the impact and duration of the COVID-19 pandemic. As such, we are uncertain as what effect the pandemic will have on our future results of operations or financial condition. Management is actively monitoring this situation and the possible effects on its financial condition, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the response to curb its spread, currently we are not able to estimate the effects of the COVID-19 outbreak to our results of operations or financial condition.

Overview

We are a clinical stage biotechnology company developing antolimab (AK002), our wholly owned monoclonal antibody, for the treatment of various mast cell and eosinophil related diseases. Antolimab (AK002) selectively targets both mast cells and eosinophils, two types of white blood cells that are widely distributed in the body and play a central role in the inflammatory response. Inappropriately activated mast cells and eosinophils have been identified as key drivers in a number of severe diseases affecting the gastrointestinal tract, eyes, skin, lungs and other organs. As such, antolimab (AK002) has the potential to treat a large number of severe diseases. Antolimab (AK002) completed a double-blind, randomized, placebo-controlled Phase 2 study in patients with eosinophilic gastritis (“EG”) and/or eosinophilic duodenitis (“EoD”, referred to as eosinophilic gastroenteritis or “EGE” in this study; the “ENIGMA study”). The ENIGMA study met all prespecified primary and secondary endpoints when compared to placebo. Additionally, patients in the ENIGMA study with co-morbid eosinophilic esophagitis (“EoE”) showed histological and symptom improvement when treated with antolimab (AK002) compared to placebo. Based on these results from the ENIGMA study, we plan to begin enrollment of a Phase 3 study in patients with EG and/or EoD and a Phase 2/3 study in patients with EoE. However, the COVID-19 global pandemic has created uncertainties in the expected timelines for clinical stage biotechnology companies such as us, and because of such uncertainties, it is extremely difficult for us to accurately predict our expected timelines for conducting these studies at this time.

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

To date, we have not had any products approved for sale and have not generated any revenue nor been profitable. Further, we do not expect to generate revenue from product sales until such time, if ever, that we are able to successfully complete the development and obtain marketing approval for one of our product candidates. We will continue to require additional capital to develop our product candidates and fund operations for the foreseeable future. We have incurred significant operating losses to date and expect to incur significant operating losses for the foreseeable future. Our net losses were $27.8 million and $20.0 million for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, we had an accumulated deficit of $217.3 million.

Prior to completing our IPO in July 2018 and subsequent follow-on offering in August 2019, our operations had been historically financed primarily through the private placements of convertible debt instruments and convertible preferred stock. These private placements provided gross proceeds of $146.9 million. As of March 31, 2020, we had cash, cash equivalents and marketable securities of $479.8 million, which we believe will be sufficient to fund our planned operations for at least the next 12 months from the issuance of our financial statements.

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

The following table summarizes our research and development expenses for the periods indicated (in thousands):

	Three Months Ended March 31,
	2020	2019
Antolimab (AK002) contract research and development	$8,013	$7,626
Consulting and personnel-related costs	8,046	5,627
Other unallocated research and development costs	2,226	1,845
Total	$18,285	$15,098

General and Administrative Expenses

General and administrative expenses consist of fees paid to consultants, salaries, benefits and other personnel-related costs, including stock-based compensation, for our personnel in executive, finance, accounting and other administrative functions, legal costs, fees paid for accounting and tax services, pre-commercialization costs and facility costs not otherwise included in research and development expenses. Legal costs include general corporate and patent legal fees and related costs.

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

We did not incur any milestone expense for the three months ended March 31, 2020 and 2019. Milestone payments are not creditable against royalties. As of March 31, 2020, we have not incurred any royalty liabilities related to our license agreements, as product sales have not yet commenced.

Exclusive License Agreement with The Johns Hopkins University

In December 2013, we entered into a license agreement with JHU for a worldwide exclusive license to develop, use, manufacture and commercialize covered product candidates including antolimab (AK002), which was amended in September 2016. Under the terms of the agreement, we have made upfront and milestone payments of $0.3 million through March 31, 2020 and we may be required to make aggregate additional milestone payments of up to $4.0 million. We also issued 88,887 shares of common stock as consideration under the JHU license agreement. In addition to milestone payments, we are also subject to single-digit royalties to JHU based on future net sales of each licensed therapeutic product candidate by us and our affiliates and sublicensees, with up to a low six-digit dollar minimum annual royalty payment.

Non-exclusive License Agreement with BioWa Inc. and Lonza Sales AG

In October 2013, we entered into a tripartite agreement with BioWa and Lonza for the non-exclusive worldwide license to develop and commercialize product candidates including antolimab (AK002) that are manufactured using a technology jointly developed and owned by BioWa and Lonza. Under the terms of the agreement, we have made milestone payments of $0.4 million through March 31, 2020 and we may be required to make aggregate additional milestone payments of up to $41.0 million. In addition to milestone payments, we are also subject to minimum annual commercial license fees of $40,000 per year to BioWa until such time as BioWa receives royalty payments, as well as low single-digit royalties to BioWa and to Lonza. Royalties are based on future net sales by us and our affiliates and sublicensees and vary dependent on Lonza’s participation as sole manufacturer for commercial production.

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

On an ongoing basis, we evaluate our judgments and estimates in light of changes in circumstances, facts and experience. During the three months ended March 31, 2020, there were no other changes to our critical accounting policies as disclosed in our 2019 Annual Report on Form 10-K.

Recent Accounting Pronouncements

See Note 2 to our financial statements for recently issued accounting pronouncements, including the respective effective dates of adoption and effects on our results of operations and financial condition.

Results of Operations

Comparison of the Three Months Ended March 31, 2020 and 2019

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended March 31,
	2020	2019
Operating expenses
Research and development	$18,285	$15,098
General and administrative	11,588	5,829
Total operating expenses	29,873	20,927
Loss from operations	(29,873)	(20,927)
Interest income, net	1,989	1,030
Other income (expense), net	60	(56)
Net loss	(27,824)	(19,953)
Unrealized gain on marketable securities, net of tax	1,869	45
Comprehensive loss	$(25,955)	$(19,908)

Research and Development Expenses

Research and development expenses were $18.3 million for the three months ended March 31, 2020 compared to $15.1 million for the three months ended March 31, 2019, an increase of $3.2 million. The period-over-period increase in research and development expenses is comprised of an additional $2.4 million of consulting and personnel-related costs associated with increased hiring of R&D personnel during the preceding twelve-month period, $0.4 million of antolimab (AK002) contract research and development costs, and an additional $0.4 million of other unallocated research and development costs related to in-house research activities.

General and Administrative Expenses

General and administrative expenses were $11.6 million for the three months ended March 31, 2020 compared to $5.8 million for the three months ended March 31, 2019, an increase of $5.8 million. The period-over-period increase in general and administrative expenses was primarily attributable to an additional $4.5 million of personnel-related costs associated with increased hiring of G&A personnel during the preceding twelve-month period. Other period-over-period changes included increases to G&A outside spend of $0.9 million for legal, information technology, and financial services, as well as initial costs incurred for disease awareness campaigns supporting the Company’s early commercial development efforts. Finally, we incurred incremental facilities and other administrative costs of $0.4 million not otherwise included in research and development expenses.

Interest Income, Net

Interest income, net, was $2.0 million for the three months ended March 31, 2020 compared to $1.0 million for the three months ended March 31, 2019, an increase of $1.0 million. The period-over-period change is directly attributable to increased interest income earned on capital raised by our August 2019 Offering.

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

As of March 31, 2020, we had cash, cash equivalents and marketable securities of $479.8 million.

Based on our existing business plan, we believe that our current cash, cash equivalents and marketable securities will be sufficient to fund our anticipated level of operations through at least the next 12 months from the issuance of our financial statements.

Summary Cash Flows

Comparison of the Three Months Ended March 31, 2020 and 2019

The following table summarizes the primary sources and uses of our cash, cash equivalents, and restricted cash for the periods indicated (in thousands):

	Three Months Ended March 31,
	2020	2019
Net cash used in operating activities	$(18,614)	$(13,279)
Net cash provided by investing activities	115,400	10,120
Net cash provided by financing activities	789	963
Net increase (decrease) in cash, cash equivalents and restricted cash	$97,575	$(2,196)

Cash Used in Operating Activities

Net cash used in operating activities was $18.6 million for the three months ended March 31, 2020, which was primarily attributable to our net loss of $27.8 million adjusted for net noncash charges of $8.2 million and net changes in operating assets and liabilities of $1.0 million. Noncash charges included $7.5 million in stock-based compensation expense, $0.4 million in depreciation and amortization expense, $0.2 million in amortization of premiums and discounts on marketable securities and $0.1 million in noncash lease expense.

Net cash used in operating activities was $13.3 million for the three months ended March 31, 2019, which was primarily attributable to our net loss of $20.0 million adjusted for net noncash charges of $2.5 million and net changes in operating assets and liabilities of $4.2 million. Noncash charges included $2.8 million in stock-based compensation expense, $0.4 million in depreciation and amortization expense and $0.1 million in amortization of right-of-use assets, partially offset by $0.8 million in net amortization of premiums and discounts on marketable securities.

Cash Provided by Investing Activities

Net cash provided by investing activities was $115.4 million for the three months ended March 31, 2020, which consisted of $130.5 million in proceeds from maturities of marketable securities, partially offset by $15.1 million for the purchases of marketable securities.

Net cash provided by investing activities was $10.1 million for the three months ended March 31, 2019, which consisted of $81.0 million in proceeds from maturities of marketable securities, partially offset by $70.8 million for the purchases of marketable securities and $0.1 million for the purchases of property and equipment.

Cash Provided by Financing Activities

Net cash provided by financing activities was $0.8 million for the three months ended March 31, 2020 primarily related to proceeds received from employees for the purchase of common stock through the 2018 ESPP.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. As of March 31, 2020, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As a result of COVID-19, including the related stay-at-home and shelter-in-place orders mandated by state and local governments in which we operate, our employees, including those responsible for financial reporting, have been working remotely since March 2020. As part of our Company’s transition to a temporary remote workforce, we took precautionary actions to re-evaluate our financial reporting process to provide assurance that we could report our financial results accurately and timely. We will continue to monitor and assess new potential impacts of COVID-19, including those related to any stay-at-home and shelter-in-place requirements, on the design and operating effectiveness of our internal controls going forward.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

As of March 31, 2020, the end of the quarterly period covered by this report, we were subject to the legal proceedings and claims discussed below. Regardless of outcome, litigation can have an adverse impact on us due to costs, diversion of management resources, negative publicity and reputational harm, and other factors.

On March 10, 2020, a putative securities class action complaint captioned Kim v. Allakos et al., No. 20-cv-01720 (N.D. Cal.) was filed in the United States District Court for the Northern District of California against us, our Chief Executive Officer, Dr. Robert Alexander, and our Chief Financial Officer, Mr. Leo Redmond. The complaint asserts claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and seeks damages based on alleged material misrepresentations and omissions concerning our Phase 2 clinical trials of antolimab (AK002). The proposed class period is August 5, 2019, through December 17, 2019, inclusive.

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

Risks Related to Our Financial Position and Need for Additional Capital

Our business may be adversely affected by health epidemics, including the recent coronavirus outbreak.

In December 2019, an outbreak of a novel coronavirus causing a disease known as COVID-19 (“COVID-19”) originated and spread to a number of countries, including the U.S. On March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic.

COVID-19 may have an adverse impact on our operations, supply chains and distribution systems or those of our contractors, and increase our expenses, including as a result of impacts associated with preventive and precautionary measures that are being taken, such as restrictions on travel, quarantine polices and social distancing. For example, the ability of our employees or those of our contractors to work may be adversely affected. Moreover, we and our contractors may experience disruptions in supply of items that are essential for our research and development activities, including, for example, raw materials used in the manufacturing of our product candidates or medical and laboratory supplies used in our clinical trials or preclinical studies, in each case, for which there may be shortages because of ongoing efforts to address the outbreak. In addition, the spread of COVID-19 has disrupted the United States’ healthcare and healthcare regulatory systems which could divert healthcare resources away from, or materially delay, U.S. Food and Drug Administration (“FDA”) approval with respect to our product candidates. Furthermore, our clinical trials may be negatively affected by the COVID-19 outbreak. Site initiation and patient enrollment may be delayed, for example, due to prioritization of hospital resources toward the COVID-19 outbreak, travel restrictions, the inability to access sites for initiation and monitoring, and difficulties recruiting or retaining patients in our ongoing and planned clinical trials. COVID-19 also may have an adverse impact on the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our product candidates, if approved, and impact our operating results. In addition, if the spread of COVID-19 continues and our operations are impacted, we risk a delay, default and/or nonperformance under our existing agreements arising from force majeure. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which health epidemics such as COVID-19 could adversely impact our business. Although we are continuing to monitor and assess the effects of the COVID-19 pandemic on our business, the ultimate impact of the COVID-19 outbreak or a similar health epidemic is highly uncertain and subject to change.

We are engaged in clinical drug development and have a limited operating history and no products approved for commercial sale, which may make it difficult for you to evaluate our current business and predict our future success and viability.

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

We have incurred net losses in each reporting period since our inception, have not generated any revenue to date and have financed our operations principally through the sale and issuance of common stock and preferred stock. Our net losses were $85.4 million for the years ended December 31, 2019 and $27.8 million for the three months ended March 31, 2020. As of March 31, 2020, we had an accumulated deficit of $217.3 million. We have devoted substantially all of our resources and efforts to research and development. Our lead compound, antolimab (AK002), is in clinical development, and our other product candidates are in preclinical development. As a result, we expect that it will be several years, if ever, before we generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to develop and market additional potential products.

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

As of March 31, 2020, we had $479.8 million in cash, cash equivalents and marketable securities, which includes proceeds from our July 2018 IPO and concurrent private placement that we completed on July 23, 2018 and from our August 2019 Offering. We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements through at least the next 12 months. Our estimate as to how long we expect our existing cash, cash equivalents and marketable securities to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

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

Patient enrollment may be affected if our competitors have ongoing clinical trials for product candidates that are under development for the same indications as our product candidates, and patients who would otherwise be eligible for our clinical trials instead enroll in clinical trials of our competitors’ product candidates. Patient enrollment may also be affected by other factors, including:

•	travel restrictions due to pandemics such as COVID-19;
•	size and nature of the patient population;
•	severity of the disease under investigation;
•	availability and efficacy of approved drugs for the disease under investigation;
•	patient eligibility criteria for the trial in question;
•	perceived risks and benefits of the product candidate under study;
•	efforts to facilitate timely enrollment in clinical trials;
•	patient referral practices of physicians;
•	the ability to monitor patients adequately during and after treatment;
•	proximity and availability of clinical trial sites for prospective patients; and
•	continued enrollment of prospective patients by clinical trial sites.

Our inability to enroll a sufficient number of patients for our clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether. The COVID-19 global pandemic has created uncertainties in the expected timelines for clinical stage biotechnology companies such as us, and because of such uncertainties, it is extremely difficult for us to accurately predict at this time when we can enroll patients and complete our Phase 3 clinical trial. Enrollment delays in our clinical trials may result in increased development costs for our product candidates and jeopardize our ability to obtain marketing approval for the sale of our product candidates.

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

If any of these events occur, we may incur unplanned costs, be delayed in obtaining marketing approval, if at all, receive more limited or restrictive marketing approval, be subject to additional post-marketing testing requirements or have the drug removed from the market after obtaining marketing approval.

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

Our other product candidates are in the early stages of development and may fail in development or suffer delays that adversely affect their commercial viability. A product candidate can unexpectedly fail at any stage of preclinical and clinical development. The historical failure rate for product candidates is high due to risks relating to safety, efficacy, clinical execution, changing standards of medical care and other unpredictable variables. The results from preclinical testing or early clinical trials of a product candidate may not be predictive of the results that will be obtained in later-stage clinical trials of the product candidate.

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

We are not aware of any other company or organization that is conducting clinical trials of a product candidate that targets both eosinophils and mast cells, including any product candidate that specifically targets Siglec-8. The competition we may face with respect to the indications we are targeting with antolimab (AK002) includes, without limitation, Regeneron, AstraZeneca, Celgene, Shire, Adare Pharmaceuticals and Dr. Falk Pharma for EGIDs, Blueprint Medicines for ISM,  Novartis Pharmaceuticals, Genentech, Regeneron and Gossamer Bio for CU and Akari Therapeutics for AKC. In addition, we are currently evaluating a host of other indications, and if we were to initiate trials in any such indication, we would likely face significant competition from a number of additional competitors. These companies, or other major multinational pharmaceutical and biotechnology companies, emerging and start-up companies, universities and other research institutions, could focus their future efforts on developing competing therapies and treatments for any of the indications we are currently targeting or may target in the future. Many of these current and potential competitors have significantly greater financial, manufacturing, marketing, drug development, technical and human resources and commercial expertise than we do. Large pharmaceutical and biotechnology companies, in particular, have extensive experience in clinical testing, obtaining regulatory approvals, recruiting patients and manufacturing biotechnology products. These companies also have significantly greater research and marketing capabilities than we do and may also have products that have been approved or are in late stages of development, and collaborative arrangements in our target markets with leading companies and research institutions. Established pharmaceutical and biotechnology companies may also invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make the product candidates that we develop obsolete. As a result of all of these factors, our competitors may succeed in obtaining approval from the FDA or foreign regulatory authorities or discovering, developing and commercializing products in our field before we do.

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

Our product candidates are subject to extensive governmental regulations relating to, among other things, research, testing, development, manufacturing, safety, efficacy, approval, recordkeeping, reporting, labeling, storage, packaging, advertising and promotion, pricing, marketing and distribution of drugs and therapeutic biologics. Rigorous preclinical testing and clinical trials and an extensive regulatory approval process must be successfully completed in the United States and in many foreign jurisdictions before a new drug or therapeutic biologic can be marketed. Satisfaction of these and other regulatory requirements is costly, time-consuming, uncertain and subject to unanticipated delays. For example, despite the recent completion of our Phase 2 clinical trial in patients with EG and/or EoD, significant regulatory hurdles remain, both near term and long term, before antolimab (AK002) can obtain regulatory approval in the United States. There can be no assurance we will be able to successfully conclude these undertakings in a timely manner, and it is possible that none of the product candidates we may develop will obtain the regulatory approvals necessary for us to begin selling them.

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

We have conducted Phase 1 and Phase 2 clinical trials in healthy volunteers, as well as in patients with EG, EoD, CU, ISM and SAC. However, we do not know the predictive value of these trials for our future clinical trials, and we cannot guarantee that any positive results in preclinical studies or previous clinical trials will successfully translate to patients in our future clinical trials. It is not uncommon to observe results in clinical trials that are unexpected based on preclinical testing, and many product candidates fail in clinical trials despite promising preclinical results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for their products. Because Siglec-8 is only naturally expressed in humans and certain other primates, there is no standard animal toxicology model for anti-Siglec-8 therapies, and the acceptability of our preclinical safety data for antolimab (AK002) depends on the continued acceptance by the FDA and EMA, and the acceptance by other regulatory authorities, of the use of our proprietary transgenic mice models for toxicology studies.

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

At March 31, 2020, we had 96 full-time employees, including 63 employees engaged in research and development. In order to successfully implement our development and commercialization plans and strategies, and as we transition into operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

We currently rely, and for the foreseeable future will continue to rely, in substantial part on certain independent organizations, advisors and consultants to provide certain services, including most aspects of clinical management and manufacturing. We cannot assure you that the services of independent organizations, advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by third-party service providers is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain marketing approval of antolimab (AK002) and any other future product candidates or otherwise advance our business. We cannot assure you that we will be able to manage our existing third-party service providers or find other competent outside contractors and consultants on economically reasonable terms, or at all.

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

Because patent applications in the United States and most other countries are confidential for a period of time after filing, and some remain so until issued, we cannot be certain that we or our current and future licensors were the first to file any patent application related to a product candidate. Furthermore, if third-parties have filed such patent applications on or before March 15, 2013, an interference proceeding in the United States can be initiated by such third-parties to determine who was the first to invent any of the subject matter covered by the patent claims of our applications. If third-parties have filed such applications after March 15, 2013, a derivation proceeding in the United States can be initiated by such third-parties to determine whether our invention was derived from theirs. Even where we have a valid and enforceable patent, we may not be able to exclude others from practicing our invention where the other party can show that they used the invention in commerce before our filing date or the other party benefits from a compulsory license. In addition, patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. filing date. Various extensions may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering our product candidates are obtained, once the patent life has expired for a product, we may be open to competition from competitive medications, including biosimilar or generic medications. For example, some of the patents that we exclusively licensed from The Johns Hopkins University will expire in 2021, one of our owned patent families that claims one of the product candidates will expire in 2035 in the United States and similar patent applications are pending in foreign jurisdictions with a projected expiration date in 2034, at which time the underlying technology covered by such patents can be used by any third-party, including competitors. Although the patent term extensions under the Hatch-

Waxman Act in the United States may be available to extend the patent term, we cannot provide any assurances that any such patent term extension will be obtained and, if so, for how long.

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

We do not currently have the infrastructure or internal capability to manufacture supplies of our product candidates for use in development and commercialization. We rely, and expect to continue to rely, on third-party manufacturers for the production of our product candidates for preclinical studies and clinical trials under the guidance of members of our organization. In the case of antolimab (AK002), we rely on a single third-party manufacturer, Lonza, and we currently have no alternative manufacturer in place. If we were to experience an unexpected loss of supply of antolimab (AK002), or any of our other product candidates, for any reason, whether as a result of manufacturing, supply or storage issues or otherwise, including issues related to the COVID-19 global pandemic, we could experience delays, disruptions, suspensions or terminations of, or be required to restart or repeat, any pending or ongoing clinical trials. Replacement of our sole manufacturer of antolimab (AK002) would result in substantial delay and interrupt our clinical trials involving antolimab (AK002).

We expect to continue to rely on third-party manufacturers for the commercial supply of any of our product candidates for which we obtain marketing approval. We may be unable to maintain required agreements with third-party manufacturers or to do so on acceptable terms. Reliance on third-party manufacturers entails additional risks, including:

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

Manufacturing biologics, especially in large quantities, is complex and may require the use of innovative technologies to handle living cells. Each lot of an approved biologic must undergo thorough testing for identity, strength, quality, purity and potency. Manufacturing biologics requires facilities specifically designed for and validated for this purpose, and sophisticated quality assurance and quality control procedures are necessary. Slight deviations anywhere in the manufacturing process, including filling, labeling, packaging, storage and shipping and quality control and testing, may result in lot failures, product recalls or spoilage. Lonza, our current third-party manufacturer, has, and our future third-party manufacturers may have, multiple locations at which they conduct manufacturing. However, antolimab (AK002) and our other product candidates are currently only being manufactured at a few of Lonza’s locations. If these locations become unavailable at their anticipated capacities or the location of the manufacture of antolimab (AK002) or our other product candidates is changed for any reason, including for reasons related to the COVID-19 global pandemic, it could result in a delay or disruption to the manufacturing process or lead to difficulties that we did not experience at the original manufacturing locations. When changes are made to the manufacturing process, we may be required to provide preclinical and clinical data showing the comparable identity, strength, quality, purity or potency of the products before and after such changes. If microbial, viral or other contaminations are discovered at the facilities of our manufacturer, such facilities may need to be closed for an extended period of time to investigate and remedy the contamination, which could delay clinical trials and adversely harm our business. The use of biologically derived ingredients can also lead to allegations of harm, including infections or allergic reactions, or closure of product facilities due to possible contamination. If our manufacturers are unable to produce sufficient quantities for clinical trials or for commercialization as a result of these challenges, our development and commercialization efforts would be impaired, which would have an adverse effect on our business, financial condition, results of operations and growth prospects.

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

The trading price of our common stock has been, and is likely to continue to be, highly volatile and subject to wide fluctuations in response to various factors, some of which we cannot control. We priced our IPO at $18.00 per share on July 19, 2018 and, our common stock reached a high of $139.99 per share during the fourth quarter of 2019. As of May 6, 2020, the closing price of our common stock was $58.31. The trading price of our common stock could be subject to wide fluctuations in response to various factors, which in addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q, include:

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

In addition, we measure compensation cost for stock-based awards made to employees at the grant date of the award, based on the fair value of the award, and recognize the cost as an expense over the employee’s requisite service period. As the variables that we use as a basis for valuing these awards change over time, including our underlying stock price and stock price volatility, the magnitude of the expense that we must recognize may vary significantly.

Furthermore, our operating results may fluctuate due to a variety of other factors, many of which are outside of our control and may be difficult to predict, including the following:

•	losses, delays or increased costs related to the COVID-19 global pandemic;
•	the timing and cost of, and level of investment in, research and development activities relating to our current and any future product candidates, which will change from time to time;
•	our ability to enroll patients in clinical trials and the timing of enrollment;
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

As of March 31, 2020, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 93.4% of our outstanding voting stock. As a result, this group of stockholders has the ability to significantly influence all matters requiring stockholder approval, including the election of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

We have incurred, and will likely continue to incur, significant additional costs in order to comply with the SEC rules implementing Section 404 of the Sarbanes-Oxley Act. Under these rules, beginning with the annual report on Form 10-K for the year ending December 31, 2019, because we ceased to be an emerging growth company, we are required to make a formal assessment of the effectiveness of our internal control over financial reporting. We are also required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404, we engaged in and will continue to engage in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, engage outside consultants and adopt a detailed work plan to assess and document the adequacy of our internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are designed and operating effectively, and implement a continuous reporting and improvement process for internal control over financial reporting.

The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation to meet the detailed standards under the rules. During the course of its testing, our management may identify material weaknesses or deficiencies which may not be remedied in time to meet deadlines imposed by the Sarbanes-Oxley Act. These reporting and other obligations have placed and will continue to place significant demands on our management and administrative and operational resources, including accounting resources. Any failure to maintain effective controls or any difficulties encountered in their implementation or improvement could cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on Nasdaq.

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

We are currently and may in the future be subject to securities litigation, which is expensive and could divert management attention.

The market price of our common stock may be volatile and, in the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We are currently and may in the future be the target of this type of litigation. For example, on March 10, 2020, a putative securities class action complaint captioned Kim v. Allakos et al., No. 20-cv-01720 (N.D. Cal.) was filed in the United States District Court for the Northern District of California against us, our Chief Executive Officer, Dr. Robert Alexander, and our Chief Financial Officer, Mr. Leo Redmond. The complaint asserts claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and seeks damages based on alleged material misrepresentations and omissions concerning our Phase 2 clinical trials of antolimab (AK002). The proposed class period is August 5, 2019, through December 17, 2019, inclusive. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable

Item 3. Defaults Upon Senior Securities.

Not applicable

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

None

Item 6. Exhibits.

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Number	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-38582	3.1	7/24/2018

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-38582	3.2	7/24/2018

10.1*+	Commercial Supply Agreement, dated as of April 7, 2020, by and between Lonza Sales AG and the Registrant.
10.2*	Amended and Restated Outside Director Compensation Policy.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, has been formatted in Inline XBRL.

*	Filed herewith.
**	Furnished herewith.
+	Certain portions of the exhibit have been omitted in accordance with the Securities and Exchange Commission’s rules and regulations regarding confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Allakos Inc.

Date: May 11, 2020	By:	/s/ Robert Alexander
Robert Alexander
Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2020	By:	/s/ Leo Redmond
Leo Redmond
Chief Financial Officer (Principal Financial and Accounting Officer)