Form 10-Q
period 2020-06-30
Allakos Inc.
filed 2020-08-10
CIK 1564824

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 5, 2020, the registrant had 48,913,669 shares of common stock outstanding.

ALLAKOS INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited).

allakos inc.

balance sheets

(in thousands, except per share data)

	June 30,	December 31,
	2020	2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$153,898	$38,367
Investments in marketable securities	301,048	457,534
Prepaid expenses and other current assets	3,336	3,969
Total current assets	458,282	499,870
Property and equipment, net	7,703	8,410
Operating lease right-of-use assets	5,633	5,775
Other long-term assets	2,839	2,839
Total assets	$474,457	$516,894
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,617	$5,963
Accrued expenses and other current liabilities	9,962	7,098
Total current liabilities	19,579	13,061
Other long-term liabilities	7,875	8,112
Total liabilities	27,454	21,173
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 20,000 shares authorized as of June 30, 2020 and December 31, 2019; no shares issued and outstanding as of June 30, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value per share; 200,000 shares authorized as of June 30, 2020 and December 31, 2019; 48,913 and 48,668 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	49	48
Additional paid-in capital	702,767	685,020
Accumulated other comprehensive gain	787	137
Accumulated deficit	(256,600)	(189,484)
Total stockholders’ equity	447,003	495,721
Total liabilities and stockholders’ equity	$474,457	$516,894

See accompanying notes to unaudited interim financial statements

Allakos Inc.

Statements of Operations and Comprehensive Loss

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Operating expenses
Research and development	$28,346	$14,111	$46,631	$29,209
General and administrative	12,058	5,946	23,646	11,775
Total operating expenses	40,404	20,057	70,277	40,984
Loss from operations	(40,404)	(20,057)	(70,277)	(40,984)
Interest income, net	1,284	971	3,273	2,001
Other income (expense), net	(172)	14	(112)	(42)
Net loss	(39,292)	(19,072)	(67,116)	(39,025)
Unrealized gain (loss) on marketable securities, net of tax	(1,219)	84	650	129
Comprehensive loss	$(40,511)	$(18,988)	$(66,466)	$(38,896)
Net loss per common share:
Basic and diluted	$(0.80)	$(0.44)	$(1.38)	$(0.91)
Weighted-average number of common shares outstanding:
Basic and diluted	48,816	43,115	48,753	42,868

See accompanying notes to unaudited interim financial statements

Allakos Inc.

Statements of STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Gain	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2019	48,668	$48	$685,020	$137	$(189,484)	$495,721
Stock-based compensation expense	—	—	7,489	—	—	7,489
Issuance of common stock upon exercise of stock options	57	—	33	—	—	33
Issuance of common stock upon 2018 ESPP purchase	40	—	756	—	—	756
Unrealized gain on marketable securities	—	—	—	1,869	—	1,869
Net loss	—	—	—	—	(27,824)	(27,824)
Balance at March 31, 2020	48,765	$48	$693,298	$2,006	$(217,308)	$478,044
Stock-based compensation expense	—	—	7,762	—	—	7,762
Issuance of common stock upon exercise of stock options	148	1	1,707	—	—	1,708
Unrealized loss on marketable securities	—	—	—	(1,219)	—	(1,219)
Net loss	—	—	—	—	(39,292)	(39,292)
Balance at June 30, 2020	48,913	$49	$702,767	$787	$(256,600)	$447,003

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2018	42,117	$42	$288,079	$(15)	$(104,112)	$183,994
Stock-based compensation expense	—	—	2,834	—	—	2,834
Issuance of common stock upon exercise of stock options	968	1	367	—	—	368
Issuance of common stock upon 2018 ESPP purchase	39	—	595	—	—	595
Vesting of restricted common stock	—	—	6	—	—	6
Unrealized gain on marketable securities, net of tax	—	—	—	45	—	45
Net loss	—	—	—	—	(19,953)	(19,953)
Balance at March 31, 2019	43,124	$43	$291,881	$30	$(124,065)	$167,889
Stock-based compensation expense	—	—	3,105	—	—	3,105
Issuance of common stock upon exercise of stock options	60	—	138	—	—	138
Vesting of restricted common stock	—	—	6	—	—	6
Unrealized gain on marketable securities, net of tax	—	—	—	84	—	84
Net loss	—	—	—	—	(19,072)	(19,072)
Balance at June 30, 2019	43,184	$43	$295,130	$114	$(143,137)	$152,150

See accompanying notes to unaudited interim financial statements

Allakos Inc.

Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	June 30,
	2020	2019
Cash flows from operating activities
Net loss	$(67,116)	$(39,025)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	777	732
Stock-based compensation	15,251	5,939
Net amortization of premiums and discounts on marketable securities	966	(1,330)
Noncash lease expense	142	142
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	13	1,508
Accounts payable	3,654	874
Accrued expenses and other current liabilities	2,627	3,314
Other long-term liabilities	—	144
Net cash used in operating activities	(43,686)	(27,702)
Cash flows from investing activities
Purchases of marketable securities	(90,010)	(115,984)
Proceeds from maturities of marketable securities	246,800	146,000
Purchases of property and equipment	(70)	(618)
Net cash provided by investing activities	156,720	29,398
Cash flows from financing activities
Proceeds from exercise of stock options	1,741	506
Proceeds from issuance of common stock under the 2018 ESPP	756	595
Net cash provided by financing activities	2,497	1,101
Net increase in cash, cash equivalents and restricted cash	115,531	2,797
Cash, cash equivalents and restricted cash, beginning of period	40,642	34,462
Cash, cash equivalents and restricted cash, end of period	$156,173	$37,259
Supplemental disclosures
Noncash investing and financing items:
Right-of-use assets obtained in exchange for lease obligations (1)	$—	$6,050
Vesting of restricted common stock subject to repurchase	$—	$12

(1)	Amount for the six months ended June 30, 2019 includes a transition adjustment recorded as part of the Company’s adoption of a new lease accounting policy effective January 1, 2019.

See accompanying notes to unaudited interim financial statements

ALLAKOS INC.

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

1. Organization and Business

Allakos Inc. (“Allakos” or the “Company”) was incorporated in the state of Delaware in March 2012. Allakos is a clinical stage biopharmaceutical company focused on the development of lirentelimab (AK002) for the treatment of eosinophil and mast cell related diseases. The Company’s primary activities to date have included establishing its facilities, recruiting personnel, conducting research and development of its product candidates and raising capital. The Company’s operations are located in Redwood City, California.

Liquidity Matters

Since inception, the Company has incurred net losses and negative cash flows from operations. During the six months ended June 30, 2020, the Company incurred a net loss of $67.1 million and used $43.7 million of cash in operations. At June 30, 2020, the Company had an accumulated deficit of $256.6 million and does not expect to experience positive cash flows from operating activities in the foreseeable future. The Company has financed its operations to date primarily through the sale of common stock and issuance of convertible preferred stock. Management expects to incur additional operating losses in the future as the Company continues to further develop, seek regulatory approval for and, if approved, commence commercialization of its product candidates. The Company had $454.9 million of cash, cash equivalents and marketable securities at June 30, 2020. Management believes that this amount is sufficient to fund the Company’s operations for at least the next 12 months from the issuance date of these financial statements.

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

The interim balance sheet as of June 30, 2020, the statements of operations and comprehensive loss, statements of stockholders’ equity and statements of cash flows for the three and six months ended June 30, 2020 and 2019 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair presentation of the Company’s financial position as of June 30, 2020 and its results of operations and comprehensive loss for the three and six months ended June 30, 2020 and 2019 and its cash flows for the six months ended June 30, 2020 and 2019. Certain information and note disclosures normally included in annual audited financial statements prepared in accordance with U.S. GAAP have been omitted. The financial data and the other financial information disclosed in these notes to the interim financial statements are also unaudited. The results of operations for any interim period are not necessarily indicative of the results to be expected for the entire year or for any other future annual or interim period. The balance sheet as of December 31, 2019 included herein was derived from the audited financial statements as of that date. These interim financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission (the “SEC”) on February 25, 2020.

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

The Company is subject to a number of risks similar to that of other clinical stage biopharmaceutical companies, including, but not limited to, the need to obtain adequate additional funding, possible failure of current or future clinical trials, its reliance on third-parties to conduct its clinical trials, the need to obtain regulatory and marketing approvals for its product candidates, competitive developments, the need to successfully commercialize and gain market acceptance of the Company’s product candidates, its right to develop and commercialize its product candidates pursuant to the terms and conditions of the licenses granted to the Company, protection of proprietary technology, the ability to make milestone, royalty or other payments due under licensing agreements, and the need to secure and maintain adequate manufacturing arrangements with third-parties. If the Company does not successfully commercialize or partner its product candidates, it will be unable to generate product revenue or achieve profitability.

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents. Restricted cash as of June 30, 2020 represents $2.3 million in deposits for the lease of the Company’s facilities in Redwood City, California and San Carlos, California. Both security deposits are in the form of letters of credit secured by restricted cash. Restricted cash amounts are included within other long-term assets on the Company’s balance sheets.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Company’s balance sheets and which, in aggregate, represent the amounts reported in the accompanying statements of cash flows (in thousands):

	June 30,	December 31,
	2020	2019
Cash and cash equivalents	$153,898	$38,367
Restricted cash in other long-term assets, deposit for lease facility	2,275	2,275
Total cash, cash equivalents and restricted cash	$156,173	$40,642

	June 30,	December 31,
	2019	2018
Cash and cash equivalents	$36,457	$33,660
Restricted cash in other long-term assets, deposit for lease facility	802	802
Total cash, cash equivalents and restricted cash	$37,259	$34,462

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

Research and Development Expense

Research and development costs are expensed as incurred. Research and development costs include, among others, consulting costs, salaries, benefits, travel, stock-based compensation, laboratory supplies and other non-capital equipment utilized for in-house research, allocation of facilities and overhead costs and external costs paid to third-parties that conduct research and development activities on the Company’s behalf. Amounts incurred in connection with license agreements, including milestone payments, are also included in research and development expense.

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

Basic and diluted net loss per share was calculated as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Numerator:
Net loss	$(39,292)	$(19,072)	$(67,116)	$(39,025)
Denominator:
Weighted-average shares of common stock outstanding, basic and diluted	48,816	43,115	48,753	42,868
Net loss per share, basic and diluted	$(0.80)	$(0.44)	$(1.38)	$(0.91)

The following table sets forth the potentially dilutive securities that have been excluded from the calculation of diluted net loss per share due to their anti-dilutive effect for the periods indicated (in thousands):

	Six Months Ended
	June 30,
	2020	2019
Options to purchase common stock	7,016	6,976
Unvested restricted stock units	584	—
Unvested restricted common stock	—	19
Shares issuable under employee stock purchase plans	24	27
Total	7,624	7,022

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

The guidance limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and requires the reversal of previously recognized credit losses if fair value increases. Based on the composition of the Company’s investment portfolio and other financial assets, current economic conditions and historical credit loss activity, the adoption of the guidance did not have a material impact on the Company’s financial statements and related disclosures. During the three and six months ended June 30, 2020, the Company’s current investment portfolio was comprised of only US Treasury securities which are not in unrealized loss positions. Upon adoption, the Company did not record an allowance for credit losses on its available-for-sale debt securities.

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

The amendments in ASU 2019-12 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption of the amendments is permitted, including adoption in any interim period for which financial statements have not yet been issued. An entity that elects to early adopt the amendments in an interim period should reflect any adjustments as of the beginning of the annual period that includes that interim period. Additionally, an entity that elects early adoption must adopt all the amendments in the same period. The Company elected to early adopt ASU 2019-12 effective January 1, 2020 on a prospective basis. As a result of this election, no benefit from income tax was recorded in continuing operations and no tax provision was recorded in other comprehensive income for the three and six months ended June 30, 2020 related to the Company’s loss from continuing operations and unrealized gain on available-for-sale securities during the same period. Further, the Company’s adoption had no impact to its effective tax rate.

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

	June 30, 2020
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$151,698	$—	$—	$151,698
Total cash equivalents	151,698	—	—	151,698
Short-term marketable securities
U.S. treasuries	301,048	—	—	301,048
Total short-term marketable securities	301,048	—	—	301,048
Total cash equivalents and short-term marketable securities	$452,746	$—	$—	$452,746

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$35,935	$—	$—	$35,935
Total cash equivalents	35,935	—	—	35,935
Short-term marketable securities
U.S. treasuries	457,534	—	—	457,534
Total short-term marketable securities	457,534	—	—	457,534
Total cash equivalents and short-term marketable securities	$493,469	$—	$—	$493,469

The Company evaluates transfers between levels at the end of each reporting period. There were no transfers of assets or liabilities between levels during the three and six months ended June 30, 2020 and 2019.

4. Marketable Securities

All marketable securities were considered available-for-sale at June 30, 2020. The amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s marketable securities by major security type at June 30, 2020 and December 31, 2019 are summarized in the table below (in thousands):

	June 30, 2020
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale securities
U.S. treasuries classified as investments	$300,261	$787	$—	$301,048
Total available-for-sale securities	$300,261	$787	$—	$301,048

	December 31, 2019
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale securities
U.S. treasuries classified as investments	$457,397	$161	$(24)	$457,534
Total available-for-sale securities	$457,397	$161	$(24)	$457,534

The amortized cost of available-for-sale securities is adjusted for amortization of premiums and accretion of discounts to maturity. As of June 30, 2020, the Company had no available-for-sale securities in an unrealized loss position. The aggregate fair value of securities held by the Company at December 31, 2019 in an unrealized loss position was $187.4 million, for which all of these securities had remaining maturities of less than one year as of the balance sheet date. The Company has the intent and ability to hold such securities until recovery and has determined that there has been no material change to their credit risk. As a result, the Company determined it did not hold any investments with a credit loss as of June 30, 2020 and December 31, 2019.

There were no material realized gains or losses recognized on the sale or maturity of available-for-sale securities during the three or six months ended June 30, 2020 or 2019, and as a result, there were no material reclassifications out of accumulated other comprehensive gain (loss) for the same periods.

5. Balance Sheet Components and Supplemental Disclosures

Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	June 30,	December 31,
	2020	2019
Laboratory equipment	$4,204	$4,170
Furniture and office equipment	1,731	1,695
Leasehold improvements	4,581	4,581
	10,516	10,446
Less accumulated depreciation	(2,813)	(2,036)
Property and equipment, net	$7,703	$8,410

Depreciation and amortization expense for each of the three months ended June 30, 2020 and 2019 was $0.4 million.  Depreciation and amortization expense for the six months ended June 30, 2020 and 2019 was $0.8 million and $0.7 million, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2020	2019
Accrued contract research and development expense	$4,821	$4,990
Accrued compensation and benefits expense	4,478	1,608
Lease liability, current	450	410
Other current liabilities	213	90
Total	$9,962	$7,098

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

In December 2019, the Company entered into an additional lease agreement for approximately 98,000 square feet of office and laboratory space in San Carlos, California (the “2019 San Carlos Lease”). The 2019 San Carlos Lease provides for certain limited rent abatement and annual scheduled rent increases over the contractual lease term. The contractual lease term is expected to commence in November 2020 and terminate in August 2031. Future minimum rental payments under the 2019 San Carlos Lease total $77.6 million, which does not include rental payments related to the Company’s one-time option to extend for an additional five years. There was no right-of-use asset or lease liability reflected on the balance sheet as of June 30, 2020 for the 2019 San Carlos Lease as the Company has not yet obtained possession of the space.

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

Classification of the Company’s lease liabilities included on the its balance sheets at June 30, 2020 was as follows (in thousands):

	June 30,	December 31,
	2020	2019
Operating lease liabilities
Current portion included in accrued expenses and other current liabilities	$450	$410
Non-current portion included in other long-term liabilities	7,875	8,112
Total operating lease liabilities	$8,325	$8,522

The components of lease costs, which were included in operating expenses in the Company’s statements of operations and comprehensive loss were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating lease cost	$279	$280	$558	$560
Variable cost	87	91	174	178
Total lease costs	$366	$371	$732	$738

Future minimum lease payments required under operating leases include on the Company’s balance sheets at June 30, 2020 are as follows (in thousands):

Fiscal Year Ending December 31,
2020 (remaining 6 months)	$620
2021	1,270
2022	1,308
2023	1,348
2024	1,388
Thereafter	6,916
Total minimum future lease payments (1)	12,850
Less:
Present value adjustment	4,525
Operating lease liabilities	$8,325

(1)	Excludes minimum future lease payments of $77.6 million related to the Company’s 2019 San Carlos Lease.

In addition to the minimum future lease commitments presented above, the lease requires the Company to pay property taxes, insurance, maintenance and repair costs.

Net rent expense was $0.3 million for the each of three months ended June 30, 2020 and 2019. Net rent expense was $0.6 million for each of the six months ended June 30, 2020 and 2019.

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used its incremental borrowing rate based on the information available at the lease commencement date. As of June 30, 2020, the remaining lease term is 9.1 years and the discount rate used to determine the operating lease liability was 10.0%.

As of June 30, 2020, the Company is not party to any lease agreements containing material residual value guarantees or material restrictive covenants.

Purchase Obligations

The Company has entered into contractual agreements with various research and development organizations and suppliers in the normal course of its business. All contracts are terminable, with varying provisions regarding termination. If a contract were to be terminated, the Company would only be obligated for the products or services that the Company had received through the time of termination as well as any non-cancelable minimum payments contractually agreed upon prior to the effective date of termination. In the case of terminating a clinical trial agreement with an investigational site conducting clinical activities on behalf of the Company, the Company would also be obligated to provide continued support for appropriate safety procedures through completion or termination of the associated study. At June 30, 2020, the Company had $59.3 million of non-cancelable purchase obligations under these agreements.

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

The Company incurred $3.4 million of milestone expense for the three and six months ended June 30, 2020 related to development milestones associated with the first patient dosed in our Phase 3 study with lirentelimab (AK002). No milestone expense was incurred during the three and six months ended June 30, 2019. As of June 30, 2020, the Company has not incurred any royalty liabilities related to its license agreements, as product sales have not yet commenced.

Exclusive License Agreement with The Johns Hopkins University

In December 2013, the Company entered into a license agreement with The Johns Hopkins University (“JHU”) for a worldwide exclusive license to develop, use, manufacture and commercialize covered product candidates including lirentelimab (AK002), which was amended in September 2016. Under the terms of the agreement, the Company has made upfront and milestone payments of $0.7 million through June 30, 2020 and may be required to make aggregate additional milestone payments of up to $3.6 million. The Company also issued 88,887 shares of common stock as consideration under the JHU license agreement. In addition to milestone payments, the Company is also subject to single-digit royalties to JHU based on future net sales of each licensed therapeutic product candidate by the Company and its affiliates and sublicensees, with up to a low six-digit dollar minimum annual royalty payment.

Non-exclusive License Agreement with BioWa Inc. and Lonza Sales AG

In October 2013, the Company entered into a tripartite agreement with BioWa Inc. (“BioWa”), and Lonza Sales AG (“Lonza”), for the non-exclusive worldwide license to develop and commercialize product candidates including lirentelimab (AK002) that are manufactured using a technology jointly developed and owned by BioWa and Lonza. Under the terms of the agreement, the Company has made milestone payments of $3.4 million through June 30, 2020 and may be required to make aggregate additional milestone payments of up to $38.0 million. In addition to milestone payments, the Company is also subject to minimum annual commercial license fees of $40,000 per year to BioWa until such time as BioWa receives royalty payments, as well as low single-digit royalties to BioWa and to Lonza. Royalties are based on future net sales by the Company and its affiliates and sublicensees and vary dependent on Lonza’s participation as sole manufacturer for commercial production.

Indemnification Agreements

The Company has entered into indemnification agreements with certain directors and officers that require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. To date, no such matters have arisen and the Company does not believe that the outcome of any claims under indemnification arrangements will have a material adverse effect on its financial positions, results of operations or cash flows. Accordingly, the Company has not recorded a liability related to such indemnifications at June 30, 2020.

Legal Contingencies

On March 10, 2020, a putative securities class action complaint captioned Kim v. Allakos et al., No. 20-cv-01720 (N.D. Cal.) was filed in the United States District Court for the Northern District of California against the Company, its Chief Executive Officer, Dr. Robert Alexander, and its Chief Financial Officer, Mr. Leo Redmond. The complaint asserts claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and seeks damages based on alleged material misrepresentations and omissions concerning its Phase 2 clinical trials of lirentelimab (AK002). The proposed class period is August 5, 2019, through December 17, 2019, inclusive. Given the early stage of this litigation matter, the Company cannot reasonably estimate a potential future loss or a range of potential future losses and has not recorded a contingent liability accrual as of June 30, 2020.

7. Stock-Based Compensation

Total stock-based compensation expense recognized is as follows (in thousands):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2020	0	2019	0	2020	0	2019
Research and development	$2,585		$1,044		$5,028		$2,097
General and administrative	5,177		2,061		10,223		3,842
Total	$7,762		$3,105		$15,251		$5,939

No income tax benefits for stock-based compensation expense have been recognized for the three and six months ended June 30, 2020 and 2019 as a result of the Company’s full valuation allowance applied to net deferred tax assets and net operating loss carryforwards.

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

Following the IPO and upon the effectiveness of the 2018 Plan, the Company’s 2012 Equity Incentive Plan, as amended, (the “2012 Plan”), terminated and no further awards will be granted thereunder. All outstanding awards under the 2012 Plan will continue to be governed by their existing terms. Any shares subject to awards granted under the 2012 Plan that, on or after the termination of the 2012 Plan, expire or terminate and shares previously issued pursuant to awards granted under the 2012 Plan that, on or after the termination of the 2012 Plan, are forfeited or repurchased by the Company will be transferred into the 2018 Plan. As of June 30, 2020, the maximum number of shares that may be added to the 2018 Plan pursuant to the preceding clause is 5,098,992 shares.

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

Stock Options

The following weighted-average assumptions were used to calculate the fair value of stock-based awards granted to employees and non-employees during the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Risk-free interest rate	0.38%	2.19%	0.59%	2.22%
Expected volatility	72.12%	67.68%	70.97%	67.81%
Expected dividend yield	—	—	—	—
Expected term (in years)	5.70	5.86	5.81	5.88

The Company’s stock option activity during the six months ended June 30, 2020 is summarized as follows (number of shares in thousands):

		Weighted-
		Average
	Options	Exercise
	Outstanding	Price
Balance at December 31, 2019	7,148	$12.96
Granted	83	$66.48
Exercised	(205)	$8.47
Forfeited	(10)	$13.70
Balance at June 30, 2020	7,016	$13.73
Options exercisable	4,511	$7.07
Options vested and expected to vest	6,997	$13.68

During the three and six months ended June 30, 2020 and 2019, the Company did not grant any stock options with performance-based or market-based vesting conditions.

As of June 30, 2020, total unrecognized stock-based compensation expense relating to unvested stock options was $36.6 million. This amount is expected to be recognized over a weighted-average period of 2.5 years.

Restricted Stock Units

RSU activity under the 2018 Plan during the six months ended June 30, 2020 is summarized as follows (in thousands, except per share data):

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Balance at December 31, 2019	542	$93.67
Granted	43	$66.77
Forfeited	(1)	$95.98
Balance at June 30, 2020	584	$91.65

The weighted-average fair value of RSUs granted during the six months ended June 30, 2020 was $66.77. No RSUs were granted during the six months ended June 30, 2019.

As of June 30, 2020, total unrecognized stock-based compensation expense relating to unvested RSUs was $45.3 million and the weighted-average remaining vesting period was 3.4 years.

2018 Employee Stock Purchase Plan

In July 2018, the Company’s Board of Directors and stockholders approved the 2018 Employee Stock Purchase Plan (the “2018 ESPP”). There are 500,000 shares of common stock initially reserved for issuance under the 2018 ESPP. The number of shares of common stock that may be issued under the 2018 ESPP will automatically increase on each January 1, beginning with the fiscal year ending December 31, 2019, equal to the least of (i) 1,000,000 shares, (ii) 1% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year and (iii) such other amount determined by the 2018 ESPP administrator. Under the 2018 ESPP, employees may purchase shares of the Company’s common stock at a price per share equal to 85% of the lower of the fair market value of the common stock on the first trading day of the offering period or on the exercise date. The 2018 ESPP provides for consecutive, overlapping 24-month offering periods, each of which will include four 6-month purchase periods. The Company’s first offering period under the 2018 ESPP commenced on July 18, 2018. During the three and six months ended June 30, 2020, stock-based compensation expense related to the 2018 ESPP was $0.2 million and $0.4 million, respectively. During the three and six months ended June 30, 2019, stock-based compensation expense related to the 2018 ESPP was $0.2 million and $0.3 million, respectively.

8. Defined Contribution Plans

In January 2018, the Company established a defined contribution plan under Section 401(k) of the Internal Revenue Code (the “401(k) plan”). The 401(k) plan covers all employees who meet defined minimum age and service requirements. Employee contributions are voluntary and are determined on an individual basis, limited to the maximum amount allowable under U.S. federal tax regulations. The Company makes matching contributions of up to 4% of the eligible employees’ compensation to the 401(k) plan. During the three and six months ended June 30, 2020, the Company made contributions to the 401(k) plan of $0.2 million and $0.3 million, respectively. During the three and six months ended June 30, 2019, the Company made contributions to the 401(k) plan of $0.1 million and $0.2 million, respectively.

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
•

our plans and ability to manufacture, or have manufactured, sufficient quantities of lirentelimab (AK002) for preclinical studies and to conduct clinical trials and to eventually commercialize the product, and our reliance on third parties in relation to the foregoing;

•	the impact that the adoption of new accounting pronouncements will have on our financial statements;
•	the ability of our clinical trials to demonstrate safety and efficacy of our product candidates, and other positive results;
•	the timing and focus of our future clinical trials, and the reporting of data from those trials;
•	our plans relating to commercializing lirentelimab (AK002), if approved, including the geographic areas of focus and sales strategy;
•	the size of the market opportunity for lirentelimab (AK002) in each of the diseases we are targeting;
•

the number of diseases represented in the patient population enrolled in our clinical trials, and our ability to evaluate response to treatment of lirentelimab (AK002) in diseases other than the primary indication in our clinical trials;

•	our estimates of the number of patients in the United States who suffer from the diseases we are targeting and the number of patients that will enroll in our clinical trials;
•	the beneficial characteristics, safety, efficacy and therapeutic effects of lirentelimab (AK002);
•

the timing or likelihood of regulatory filings and approvals, including our expectation to seek special designations, such as orphan drug designation, for lirentelimab (AK002) or our other product candidates for various diseases;

•	our ability to obtain and maintain regulatory approval of lirentelimab (AK002) or our other product candidates;
•	our plans relating to the further development of lirentelimab (AK002) and our other product candidates;
•	existing regulations and regulatory developments in the United States and other jurisdictions;
•	our plans and ability to obtain or protect intellectual property rights, including extensions of existing patent terms where available;
•	our continued reliance on third-parties to conduct additional clinical trials of lirentelimab (AK002) and our other product candidates;
•	the need to hire additional personnel and our ability to attract and retain such personnel;
•	the accuracy of our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
•	our financial performance;
•	the sufficiency of our existing cash, cash equivalents and marketable securities to fund our future operating expenses and capital expenditure requirements; and
•	our anticipated use of the proceeds from our initial public offering and the concurrent private placement in July 2018 and subsequent follow-on offering in August 2019.

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

Overview

We are a clinical stage biotechnology company developing lirentelimab (AK002), formally known as antolimab, our wholly owned monoclonal antibody, for the treatment of various mast cell and eosinophil related diseases. Lirentelimab (AK002) selectively targets both mast cells and eosinophils, two types of white blood cells that are widely distributed in the body and play a central role in the inflammatory response. Inappropriately activated mast cells and eosinophils have been identified as key drivers in a number of severe diseases affecting the gastrointestinal tract, eyes, skin, lungs and other organs. As such, lirentelimab (AK002) has the potential to treat a large number of severe diseases. Lirentelimab (AK002) completed a double-blind, randomized, placebo-controlled Phase 2 study in patients with eosinophilic gastritis (“EG”) and/or eosinophilic duodenitis (“EoD”, referred to as eosinophilic gastroenteritis or “EGE” in this study; the “ENIGMA study”). The ENIGMA study met all prespecified primary and secondary endpoints when compared to placebo. Additionally, patients in the ENIGMA study with co-morbid eosinophilic esophagitis (“EoE”) showed histological and symptom improvement when treated with lirentelimab (AK002) compared to placebo. Based on these results from the ENIGMA study, we initiated a Phase 3 study in patients with EG and/or EoD and a Phase 2/3 study in patients with EoE.

Lirentelimab (AK002) also showed promising activity in clinical studies in chronic urticaria (“CU”), indolent systemic mastocytosis (“ISM”), and severe allergic conjunctivitis (“SAC”). In addition, improvements were also observed in atopic comorbidities such as asthma, atopic dermatitis, and allergic rhinitis. The activity observed in these studies suggests that lirentelimab (AK002) could provide significant benefit to patients suffering from these diseases and highlights the potential of lirentelimab (AK002) to broadly inhibit mast cells and deplete eosinophils in different disease settings.

Despite the knowledge that mast cells and eosinophils drive many pathological conditions, there are no approved therapies that selectively target both mast cells and eosinophils. Lirentelimab (AK002) binds to Siglec-8, an inhibitory receptor found on mast cells and eosinophils, which represents a novel way to selectively deplete or inhibit these important immune cells and thereby potentially resolve inflammation. We believe lirentelimab (AK002) is the only Siglec-8 targeting antibody currently in clinical development and may have advantages over current treatment options available to patients for the diseases we are pursuing.

Since our inception in 2012, we have devoted substantially all of our resources and efforts towards the research and development of our product candidates. Our lead product candidate, lirentelimab (AK002), a monoclonal antibody targeting Siglec-8, entered clinical trials in 2016. In addition to activities conducted internally at our facilities, we have utilized significant financial resources to engage contractors, consultants and other third parties to conduct various preclinical and clinical development activities on our behalf.

To date, we have not had any products approved for sale and have not generated any revenue nor been profitable. Further, we do not expect to generate revenue from product sales until such time, if ever, that we are able to successfully complete the development and obtain marketing approval for one of our product candidates. We will continue to require additional capital to develop our product candidates and fund operations for the foreseeable future. We have incurred significant operating losses to date and expect to incur significant operating losses for the foreseeable future. Our net losses were $67.1 million and $39.0 million for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, we had an accumulated deficit of $256.6 million.

Prior to completing our IPO in July 2018 and subsequent follow-on offering in August 2019, our operations had been historically financed primarily through the private placements of convertible debt instruments and convertible preferred stock. These private placements provided gross proceeds of $146.9 million. As of June 30, 2020, we had cash, cash equivalents and marketable securities of $454.9 million, which we believe will be sufficient to fund our planned operations for at least the next 12 months from the issuance of our financial statements.

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

The following table summarizes our research and development expenses for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Lirentelimab (AK002) contract research and development	$14,990	$7,093	$23,003	$14,719
Consulting and personnel-related costs	7,967	5,172	16,013	10,799
Other unallocated research and development costs	5,389	1,846	7,615	3,691
Total	$28,346	$14,111	$46,631	$29,209

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

We incurred $3.4 million of milestone expense for the three and six months ended June 30, 2020 related to development milestones associated with the first patient dosed in our Phase 3 study with lirentelimab (AK002). We did not incur any milestone expense for the three and six months ended June 30, 2019. Milestone payments are not creditable against royalties. As of June 30, 2020, we have not incurred any royalty liabilities related to our license agreements, as product sales have not yet commenced.

Exclusive License Agreement with The Johns Hopkins University

In December 2013, we entered into a license agreement with JHU for a worldwide exclusive license to develop, use, manufacture and commercialize covered product candidates including lirentelimab (AK002), which was amended in September 2016. Under the terms of the agreement, we have made upfront and milestone payments of $0.7 million through June 30, 2020 and we may be required to make aggregate additional milestone payments of up to $3.6 million. We also issued 88,887 shares of common stock as consideration under the JHU license agreement. In addition to milestone payments, we are also subject to single-digit royalties to JHU based on future net sales of each licensed therapeutic product candidate by us and our affiliates and sublicensees, with up to a low six-digit dollar minimum annual royalty payment.

Non-exclusive License Agreement with BioWa Inc. and Lonza Sales AG

In October 2013, we entered into a tripartite agreement with BioWa and Lonza for the non-exclusive worldwide license to develop and commercialize product candidates including lirentelimab (AK002) that are manufactured using a technology jointly developed and owned by BioWa and Lonza. Under the terms of the agreement, we have made milestone payments of $3.4 million through June 30, 2020 and we may be required to make aggregate additional milestone payments of up to $38.0 million. In addition to milestone payments, we are also subject to minimum annual commercial license fees of $40,000 per year to BioWa until such time as BioWa receives royalty payments, as well as low single-digit royalties to BioWa and to Lonza. Royalties are based on future net sales by us and our affiliates and sublicensees and vary dependent on Lonza’s participation as sole manufacturer for commercial production.

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

On an ongoing basis, we evaluate our judgments and estimates in light of changes in circumstances, facts and experience. During the three and six months ended June 30, 2020, there were no other changes to our critical accounting policies as disclosed in our 2019 Annual Report on Form 10-K.

Recent Accounting Pronouncements

See Note 2 to our financial statements for recently issued accounting pronouncements, including the respective effective dates of adoption and effects on our results of operations and financial condition.

Results of Operations

Comparison of the Three Months Ended June 30, 2020 and 2019

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended June 30,
	2020	2019
Operating expenses
Research and development	$28,346	$14,111
General and administrative	12,058	5,946
Total operating expenses	40,404	20,057
Loss from operations	(40,404)	(20,057)
Interest income, net	1,284	971
Other income (expense), net	(172)	14
Net loss	(39,292)	(19,072)
Unrealized gain (loss) on marketable securities, net of tax	(1,219)	84
Comprehensive loss	$(40,511)	$(18,988)

Research and Development Expenses

Research and development expenses were $28.3 million for the three months ended June 30, 2020 compared to $14.1 million for the three months ended June 30, 2019, an increase of $14.2 million. The period-over-period increase in research and development expenses is comprised of an additional $7.9 million of lirentelimab (AK002) contract research and development costs, $3.5 million of one-time in-licensing milestone expense, and $2.8 million of consulting and personnel-related costs associated with increased hiring of R&D personnel.

General and Administrative Expenses

General and administrative expenses were $12.1 million for the three months ended June 30, 2020 compared to $5.9 million for the three months ended June 30, 2019, an increase of $6.2 million. The period-over-period increase in general and administrative expenses was primarily attributable to an additional $5.5 million of personnel-related costs associated with increased hiring of G&A personnel, including associated stock-based compensation expense. Other period-over-period changes included increases to G&A outside spend of $0.5 million for legal, information technology, and financial services. Finally, we incurred incremental facilities and other administrative costs of $0.2 million not otherwise included in research and development expenses.

Interest Income, Net

Interest income, net, was $1.3 million for the three months ended June 30, 2020 compared to $1.0 million for the three months ended June 30, 2019, an increase of $0.3 million. The period-over-period change is directly attributable to increased interest income earned on capital raised by our August 2019 Offering.

Comparison of the Six Months Ended June 30, 2020 and 2019

The following table summarizes our results of operations for the periods indicated (in thousands):

	Six Months Ended June 30,
	2020	2019
Operating expenses
Research and development	$46,631	$29,209
General and administrative	23,646	11,775
Total operating expenses	70,277	40,984
Loss from operations	(70,277)	(40,984)
Interest income, net	3,273	2,001
Other expense, net	(112)	(42)
Net loss	(67,116)	(39,025)
Unrealized gain on marketable securities, net of tax	650	129
Comprehensive loss	$(66,466)	$(38,896)

Research and Development Expenses

Research and development expenses were $46.6 million for the six months ended June 30, 2020 compared to $29.2 million for the six months ended June 30, 2019, an increase of $17.4 million. The period-over-period increase in research and development expenses is comprised of an additional $8.3 million of lirentelimab (AK002) contract research and development costs, $5.2 million of consulting and personnel-related costs associated with increased hiring of R&D personnel, $3.4 million of one-time in-licensing milestone expense, and $0.5 million of other unallocated research and development costs primarily related to the conduct of in-house research.

General and Administrative Expenses

General and administrative expenses were $23.6 million for the six months ended June 30, 2020 compared to $11.8 million for the six months ended June 30, 2019, an increase of $11.8 million. The period-over-period increase in general and administrative expenses was primarily attributable to an additional $10.5 million of personnel-related costs, including associated stock-based compensation expense. Other period-over-period changes included increases to G&A outside spend of $0.7 million for legal, information technology, and financial services, as well as initial costs incurred for disease awareness campaigns supporting the Company’s commercial development efforts. Finally, we incurred incremental facilities and other administrative costs of $0.6 million not otherwise included in research and development expenses.

Interest Income, Net

Interest income, net, was $3.3 million for the six months ended June 30, 2020 compared to $2.0 million for the six months ended June 30, 2019, an increase of $1.3 million. The period-over-period change is directly attributable to increased interest income earned on capital raised by our August 2019 Offering.

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

As of June 30, 2020, we had cash, cash equivalents and marketable securities of $454.9 million.

Based on our existing business plan, we believe that our current cash, cash equivalents and marketable securities will be sufficient to fund our anticipated level of operations through at least the next 12 months from the issuance of our financial statements.

There can be no assurances that new sources of capital will be available to us on commercially acceptable terms, if at all. Also, any future collaborations, strategic alliances and marketing, distribution or licensing arrangements may require us to give up some or all rights to a product or technology at less than its full potential value. If we are unable to enter into new arrangements or to perform under current or future agreements or obtain additional capital, we will assess our capital resources and may be required to delay, reduce the scope of, or eliminate one or more of our product research and development programs or clinical studies, and/or downsize our organization.

Similar to the other risk factors pertinent to our business, the COVID-19 outbreak might unfavorably impact our ability to generate such additional funding. Given the uncertainty in the rapidly changing market and economic conditions related to the COVID-19 pandemic, we will continue to evaluate the nature and extent of the impact of the outbreak on our business and financial position.

Summary Cash Flows

Comparison of the Three Months Ended June 30, 2020 and 2019

The following table summarizes the primary sources and uses of our cash, cash equivalents, and restricted cash for the periods indicated (in thousands):

	Six Months Ended June 30,
	2020	2019
Net cash used in operating activities	$(43,686)	$(27,702)
Net cash provided by investing activities	156,720	29,398
Net cash provided by financing activities	2,497	1,101
Net increase in cash, cash equivalents and restricted cash	$115,531	$2,797

Cash Used in Operating Activities

Net cash used in operating activities was $43.7 million for the six months ended June 30, 2020, which was primarily attributable to our net loss of $67.1 million adjusted for net noncash charges of $17.1 million and net changes in operating assets and liabilities of $6.3 million. Noncash charges included approximately $15.2 million in stock-based compensation expense, $0.8 million in depreciation and amortization expense, $1.0 million in amortization of premiums and discounts on marketable securities and $0.1 million in noncash lease expense.

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

Cash Provided by Investing Activities

Net cash provided by investing activities was $156.7 million for the six months ended June 30, 2020, which consisted of $246.8 million in proceeds from maturities of marketable securities, partially offset by $90.0 million for the purchases of marketable securities and $0.1 million for the purchases of property and equipment.

Net cash provided by investing activities was $29.4 million for the six months ended June 30, 2019, which consisted of $146.0 million in proceeds from maturities of marketable securities, partially offset by $116.0 million for the purchases of marketable securities and $0.6 million for the purchases of property and equipment.

Cash Provided by Financing Activities

Net cash provided by financing activities was $2.5 million for the six months ended June 30, 2020 primarily related to proceeds of $1.7 million received from employees for the exercise of stock options and $0.8 million received from employees for the purchase of common stock through the 2018 ESPP.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. As of June 30, 2020, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As a result of COVID-19, including the related stay-at-home and shelter-in-place orders mandated by state and local governments in which we operate, substantially all of our employees, including those responsible for financial reporting, have been working remotely since March 2020. As part of our Company’s transition to a temporary remote workforce, we took precautionary actions to re-evaluate our financial reporting process to provide assurance that we could report our financial results accurately and timely. We will continue to monitor and assess new potential impacts of COVID-19, including those related to any stay-at-home and shelter-in-place requirements, on the design and operating effectiveness of our internal controls going forward.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

As of June 30, 2020, the end of the quarterly period covered by this report, we were subject to the legal proceedings and claims discussed below. Regardless of outcome, litigation can have an adverse impact on us due to costs, diversion of management resources, negative publicity and reputational harm, and other factors.

On March 10, 2020, a putative securities class action complaint captioned Kim v. Allakos et al., No. 20-cv-01720 (N.D. Cal.) was filed in the United States District Court for the Northern District of California against us, our Chief Executive Officer, Dr. Robert Alexander, and our Chief Financial Officer, Mr. Leo Redmond. The complaint asserts claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and seeks damages based on alleged material misrepresentations and omissions concerning our Phase 2 clinical trials of lirentelimab (AK002). The proposed class period is August 5, 2019, through December 17, 2019, inclusive.

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

COVID-19 may have an adverse impact on our operations, supply chains and distribution systems or those of our contractors, and increase our expenses, including as a result of impacts associated with preventive and precautionary measures that are being taken, such as restrictions on travel, quarantine polices and social distancing. For example, the ability of our employees or those of our contractors to work may be adversely affected. Moreover, we and our contractors may experience disruptions in supply of items that are essential for our research and development activities, including, for example, raw materials used in the manufacturing of our product candidates or medical and laboratory supplies used in our clinical trials or preclinical studies, in each case, for which there may be shortages because of ongoing efforts to address the outbreak. In addition, the spread of COVID-19 has disrupted the United States’ healthcare and healthcare regulatory systems which could divert healthcare resources away from, or materially delay, U.S. Food and Drug Administration (“FDA”) approval or any applicable foreign regulatory approval with respect to our product candidates. Furthermore, our clinical trials may be negatively affected by the COVID-19 outbreak. Site initiation and patient enrollment may be delayed, for example, due to factors including prioritization of hospital resources toward the COVID-19 outbreak, travel restrictions, the inability to access sites for initiation and monitoring, and difficulties recruiting or retaining patients in our ongoing and planned clinical trials. Furthermore, if we determine that our clinical trial participants may suffer from exposure to COVID-19 as a result of their participation in our clinical studies, we may voluntarily terminate certain clinical sites as a safety measure until we reasonably believe that the likelihood of exposure has subsided. We may therefore be unable to complete our clinical trials on the timelines we expect, if at all, which could materially and adversely impact our ability to seek regulatory approval for our product candidates and to commercialize such product candidates. COVID-19 also may have an adverse impact on the economies and financial markets of many countries, potentially resulting in an economic downturn that could affect demand for our product candidates, if approved, impair our ability to raise capital when needed or otherwise impact our business, results of operations, cash flows and financial condition. In addition, if the spread of COVID-19 continues and our operations are impacted, we risk a delay, default and/or nonperformance under our existing agreements arising from force majeure. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which health epidemics such as COVID-19 could adversely impact our business. Although we are continuing to monitor and assess the effects of the COVID-19 pandemic on our business, the ultimate impact of the COVID-19 outbreak or a similar health epidemic is highly uncertain and subject to change.

We are engaged in clinical drug development and have a limited operating history and no products approved for commercial sale, which may make it difficult for you to evaluate our current business and predict our future success and viability.

We are a clinical stage biopharmaceutical company with a limited operating history. We were incorporated and commenced operations in 2012, have no products approved for commercial sale and have not generated any revenue. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, identifying and developing potential product candidates, conducting preclinical and clinical studies of our product candidates, including Phase 1 and Phase 2 clinical trials of lirentelimab (AK002), our lead compound. All of our product candidates currently under development, other than lirentelimab (AK002), are in preclinical development. We have not yet demonstrated our ability to successfully complete any large-scale, pivotal clinical trials, obtain marketing approvals, manufacture a commercial-scale drug or arrange for a third-party to do so on our behalf or conduct sales and marketing activities. As a result, it may be more difficult for you to accurately predict our future success or viability than it could be if we had a longer operating history.

In addition, as a business with a limited operating history, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors and risks frequently experienced by clinical stage biopharmaceutical companies in rapidly evolving fields. We also may need to transition from a company with a research focus to a company capable of supporting commercial activities. We have not yet demonstrated an ability to successfully overcome such risks and difficulties, or to make such a transition. If we do not adequately address these risks and difficulties or successfully make such a transition, our business will suffer.

We have incurred significant net losses since inception and we expect to continue to incur significant net losses for the foreseeable future.

We have incurred net losses in each reporting period since our inception, have not generated any revenue to date and have financed our operations principally through the sale and issuance of common stock and preferred stock. Our net losses were $85.4 million for the years ended December 31, 2019 and $67.1 million for the six months ended June 30, 2020. As of June 30, 2020, we had an accumulated deficit of $256.6 million. We have devoted substantially all of our resources and efforts to research and development. Our lead compound, lirentelimab (AK002), is in clinical development, and our other product candidates are in preclinical development. As a result, we expect that it will be several years, if ever, before we generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to develop and market additional potential products.

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

Our business depends entirely on the successful development and commercialization of our product candidates. We currently generate no revenues from sales of any products. We have no products approved for commercial sale and do not anticipate generating any revenue from product sales until sometime after we have successfully completed clinical development and received marketing approval for the commercial sale of a product candidate, if ever. Our ability to generate revenue and achieve profitability depends significantly on our ability to achieve a number of objectives, including:

•	successful and timely completion of preclinical and clinical development of our lead compound, lirentelimab (AK002), and any other future product candidates;
•

timely receipt of marketing approvals for lirentelimab (AK002) and any future product candidates for which we successfully complete clinical development and clinical trials from applicable regulatory authorities;

•	the extent of any required post-marketing approval commitments to applicable regulatory authorities;
•

developing an efficient and scalable manufacturing process for lirentelimab (AK002) and any future product candidates, including establishing and maintaining commercially viable supply and manufacturing relationships with third-parties to obtain finished products that are appropriately packaged for sale;

•	successful launch of commercial sales following any marketing approval, including the development of a commercial infrastructure, whether in-house or with one or more collaborators;
•	a continued acceptable safety profile following any marketing approval;
•	commercial acceptance of lirentelimab (AK002) and any future product candidates as viable treatment options by patients, the medical community and third-party payors;
•	addressing any competing technological and market developments;

•	identifying, assessing, acquiring and developing new product candidates;
•	obtaining and maintaining patent protection, trade secret protection and regulatory exclusivity, both in the United States and internationally;
•	protection of our rights in our intellectual property portfolio, including our licensed intellectual property;
•	negotiating favorable terms in any collaboration, licensing or other arrangements that may be necessary to develop, manufacture or commercialize our product candidates; and
•	attracting, hiring and retaining qualified personnel.

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

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. We expect our expenses to increase in connection with our ongoing activities, particularly as we conduct clinical trials of, and seek marketing approval for, lirentelimab (AK002) and our other product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to drug sales, marketing, manufacturing and distribution. We have also incurred and expect to continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in order to maintain our continuing operations. If we are unable to raise capital when needed or on acceptable terms, we may be forced to delay, reduce and/or eliminate one or more of our research and drug development programs or future commercialization efforts.

As of June 30, 2020, we had $454.9 million in cash, cash equivalents and marketable securities, which includes proceeds from our July 2018 IPO and concurrent private placement that we completed on July 23, 2018 and from our August 2019 Offering. We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements through at least the next 12 months. Our estimate as to how long we expect our existing cash, cash equivalents and marketable securities to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

We plan to use our existing cash, cash equivalents and marketable securities to fund our development of lirentelimab (AK002) and for other research and development activities, working capital and other general corporate purposes. This may include additional research, hiring additional personnel, capital expenditures and the costs of operating as a public company. Advancing the development of lirentelimab (AK002) and any other product candidates will require a significant amount of capital. Our existing cash, cash equivalents and marketable securities will not be sufficient to fund all of the actions that are necessary to complete the development of lirentelimab (AK002) or any of our other product candidates. We will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources, which may dilute our stockholders or restrict our operating activities. We do not have any committed external source of funds. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.

Risks Related to the Discovery, Development and Commercialization of Our Product Candidates

We are dependent on the success of our lead compound, lirentelimab (AK002), which is currently in multiple clinical trials. If we are unable to obtain approval for and commercialize lirentelimab (AK002) for one or more indications in a timely manner, our business could be materially harmed.

Our future success is dependent on our ability to timely complete clinical trials and obtain marketing approval for, and then successfully commercialize lirentelimab (AK002), our lead compound, for one or more indications. Lirentelimab (AK002) is in the clinical stages of development and we are investing the majority of our efforts and financial resources in the research and development of lirentelimab (AK002) for multiple indications. Lirentelimab (AK002) will require additional clinical development, evaluation of clinical, preclinical and manufacturing activities, marketing approval from government regulators, substantial investment and significant marketing efforts before we generate any revenues from product sales. We are not permitted to market or promote lirentelimab (AK002), or any other product candidates, before we receive marketing approval from the U.S. Food and Drug Administration (“FDA”) and comparable foreign regulatory authorities, and we may never receive such marketing approvals.

The success of lirentelimab (AK002) will depend on several factors, including the following:

•	successful and timely completion of our clinical trials of lirentelimab (AK002);
•	initiation and successful patient enrollment and completion of additional clinical trials on a timely basis;
•	efficacy, safety and tolerability profiles that are satisfactory to the FDA or any comparable foreign regulatory authority for marketing approval;
•	timely receipt of marketing approvals for lirentelimab (AK002) from applicable regulatory authorities;
•	the extent of any required post-marketing approval commitments to applicable regulatory authorities;
•	the maintenance of existing or the establishment of new supply arrangements with third-party drug product suppliers and manufacturers;
•	the maintenance of existing or the establishment of new scaled production arrangements with third-party manufacturers to obtain finished products that are appropriately packaged for sale;
•	obtaining and maintaining patent protection, trade secret protection and regulatory exclusivity, both in the United States and internationally;
•	protection of our rights in our intellectual property portfolio, including our licensed intellectual property;
•	successful launch of commercial sales following any marketing approval;
•	a continued acceptable safety profile following any marketing approval;
•	commercial acceptance by patients, the medical community and third-party payors; and
•	our ability to compete with other therapies.

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

Our inability to enroll a sufficient number of patients for our clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether. The COVID-19 global pandemic has created uncertainties in the expected timelines for clinical stage biotechnology companies such as us, and because of such uncertainties, it is extremely difficult for us to accurately predict at this time if we can continue to enroll patients and when we can complete our Phase 3 clinical trial. Enrollment delays in our clinical trials may result in increased development costs for our product candidates and jeopardize our ability to obtain marketing approval for the sale of our product candidates.

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

We do not know whether our future clinical trials will begin on time or enroll patients on time, or whether our ongoing and/or future clinical trials will be completed on schedule or at all. Clinical trials can be delayed for a variety of reasons, including delays related to:

•	obtaining approval to commence a trial;
•	reaching agreement on acceptable terms with prospective CROs and clinical trial sites;
•	obtaining institutional review board approval at each clinical trial site;
•	recruiting suitable patients to participate in a trial;
•	patients failing to comply with trial protocol or dropping out of a trial;
•	clinical trial sites deviating from trial protocol or dropping out of a trial;
•	the need to add new clinical trial sites; or
•	manufacturing sufficient quantities of product candidate for use in clinical trials.

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

We currently have no drugs approved for sale and we cannot guarantee that we will ever have marketable drugs. Clinical failure can occur at any stage of clinical development. Clinical trials may produce negative or inconclusive results, and we or any future collaborators may decide, or regulators may require us, to conduct additional clinical trials or preclinical studies. We will be required to demonstrate with substantial evidence through well-controlled clinical trials that our product candidates are safe and effective for use in a diverse population before we can seek marketing approvals for their commercial sale. Success in preclinical studies and early-stage clinical trials does not mean that future larger registration clinical trials will be successful. This is because product candidates in later-stage clinical trials may fail to demonstrate sufficient safety and efficacy to the satisfaction of the FDA and non-U.S. regulatory authorities despite having progressed through preclinical studies and early-stage clinical trials. In particular, no compound with the mechanism of action of lirentelimab (AK002) has been commercialized, and the outcome of preclinical studies and early-stage clinical trials may not be predictive of the success of later-stage clinical trials.

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

If any product candidate is approved but does not achieve an adequate level of acceptance by physicians, hospitals, healthcare payors and patients, we may not generate or derive sufficient revenue from that product candidate and our financial results could be harmed. Lirentelimab (AK002) is currently administered as an intravenous treatment, which is less convenient for patients than some other methods of administration, such as an orally delivered drug.

The sizes of the patient populations suffering from some of the diseases we are targeting are small and based on estimates that may not be accurate.

Our projections of both the number of people who have some of the diseases we are targeting, as well as the subset of people with these diseases who have the potential to benefit from treatment with lirentelimab (AK002) and any other future product candidates, are estimates. These estimates have been derived from a variety of sources, including scientific literature, surveys of clinics, physician interviews, patient foundations and market research, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these diseases. The number of patients may turn out to be lower than expected. Additionally, the potentially addressable patient population for lirentelimab (AK002) and any other future product candidates may be limited or may not be amenable to treatment with lirentelimab (AK002) and any other products, if and when approved. Even if we obtain significant market share for lirentelimab (AK002) and any other products (if and when they are approved), small potential target populations for certain indications means we may never achieve profitability without obtaining market approval for additional indications.

Our business will be impacted by our ability to advance additional product candidates beyond lirentelimab (AK002) into clinical development and through to regulatory approval and commercialization. Our other product candidates are at even earlier stages of development than lirentelimab (AK002) and may fail in development or suffer delays that adversely affect their commercial viability.

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

Our future operating results are dependent on our ability to successfully develop, obtain regulatory approval for, and then successfully commercialize other product candidates in addition to lirentelimab (AK002). The success of any product candidates we may develop will depend on many factors, including, among other things, the following:

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

We are not aware of any other company or organization that is conducting clinical trials of a product candidate that targets both eosinophils and mast cells, including any product candidate that specifically targets Siglec-8. The competition we may face with respect to the indications we are targeting with lirentelimab (AK002) includes, without limitation, Regeneron, AstraZeneca, Celgene, Shire, Adare Pharmaceuticals and Dr. Falk Pharma for EGIDs, Blueprint Medicines for ISM, Novartis Pharmaceuticals, Genentech, Regeneron and Gossamer Bio for CU and Akari Therapeutics for AKC. In addition, we are currently evaluating a host of other indications, and if we were to initiate trials in any such indication, we would likely face significant competition from a number of additional competitors. These companies, or other major multinational pharmaceutical and biotechnology companies, emerging and start-up companies, universities and other research institutions, could focus their future efforts on developing competing therapies and treatments for any of the indications we are currently targeting or may target in the future. Many of these current and potential competitors have significantly greater financial, manufacturing, marketing, drug development, technical and human resources and commercial expertise than we do. Large pharmaceutical and biotechnology companies, in particular, have extensive experience in clinical testing, obtaining regulatory approvals, recruiting patients and manufacturing biotechnology products. These companies also have significantly greater research and marketing capabilities than we do and may also have products that have been approved or are in late stages of development, and collaborative arrangements in our target markets with leading companies and research institutions. Established pharmaceutical and biotechnology companies may also invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make the product candidates that we develop obsolete. As a result of all of these factors, our competitors may succeed in obtaining approval from the FDA or foreign regulatory authorities or discovering, developing and commercializing products in our field before we do.

Smaller and other clinical stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These companies compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for planned clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. In addition, the biotechnology industry is characterized by rapid technological change. If we fail to stay at the forefront of technological change, we may be unable to compete effectively. Technological advances or products developed by our competitors may render our technologies or product candidates obsolete, less competitive or not economical.

We have limited resources and are currently focusing our efforts on developing lirentelimab (AK002) for particular indications. As a result, we may fail to capitalize on other product candidates or indications that may ultimately have proven to be more profitable.

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

Our product candidates are subject to extensive governmental regulations relating to, among other things, research, testing, development, manufacturing, safety, efficacy, approval, recordkeeping, reporting, labeling, storage, packaging, advertising and promotion, pricing, marketing and distribution of drugs and therapeutic biologics. Rigorous preclinical testing and clinical trials and an extensive regulatory approval process must be successfully completed in the United States and in many foreign jurisdictions before a new drug or therapeutic biologic can be marketed. Satisfaction of these and other regulatory requirements is costly, time-consuming, uncertain and subject to unanticipated delays. For example, despite the recent completion of our Phase 2 clinical trial in patients with EG and/or EoD, significant regulatory hurdles remain, both near term and long term, before lirentelimab (AK002) can obtain regulatory approval in the United States. There can be no assurance we will be able to successfully conclude these undertakings in a timely manner, and it is possible that none of the product candidates we may develop will obtain the regulatory approvals necessary for us to begin selling them.

Our company has not conducted or managed clinical trials through regulatory approval, including FDA approval. The time required to obtain FDA and other approvals is unpredictable but typically takes many years following the commencement of clinical trials, depending upon the type, complexity and novelty of the product candidate. The standards that the FDA and its foreign counterparts use when regulating us require judgment and can change, which makes it difficult to predict with certainty how they will be applied. Any analysis we perform of data from preclinical and clinical activities is subject to confirmation and interpretation by regulatory authorities, which could delay, limit or prevent regulatory approval. We may also encounter unexpected delays or increased costs due to new government regulations or due to any delays in FDA regulatory review due to the COVID-19 outbreak. Examples of such regulations include future legislation or administrative action, or changes in FDA policy during the period of product development, clinical trials and FDA regulatory review. It is impossible to predict whether legislative changes will be enacted, or whether FDA or foreign regulations, guidance or interpretations will be changed, or what the impact of such changes, if any, may be.

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

We have conducted Phase 1 and Phase 2 clinical trials in healthy volunteers, as well as in patients with EG, EoD, CU, ISM and SAC. However, we do not know the predictive value of these trials for our future clinical trials, and we cannot guarantee that any positive results in preclinical studies or previous clinical trials will successfully translate to patients in our future clinical trials. It is not uncommon to observe results in clinical trials that are unexpected based on preclinical testing, and many product candidates fail in clinical trials despite promising preclinical results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for their products. Because Siglec-8 is only naturally expressed in humans and certain other primates, there is no standard animal toxicology model for anti-Siglec-8 therapies, and the acceptability of our preclinical safety data for lirentelimab (AK002) depends on the continued acceptance by the FDA and EMA, and the acceptance by other regulatory authorities, of the use of our proprietary transgenic mice models for toxicology studies.

Lirentelimab (AK002) has generally been well tolerated in our clinical trials. The most common adverse event has been the occurrence of mild to moderate infusion-related reactions (“IRRs”) (consisting of flushing, feeling of warmth, headache, nausea or dizziness) which occurred mostly, but not exclusively, during the first infusion. Temporal interruption of the lirentelimab (AK002) infusion and minimal intervention generally resulted in prompt resolution of symptoms and ability to resume the infusion without further complications, although there have been instances when an IRR has resulted in a subject being discontinued from a trial. Subjects in our ongoing and planned clinical trials may in the future suffer other significant adverse events or other side effects not observed in our preclinical studies or previous clinical trials. If clinical trials of our product candidates fail to demonstrate efficacy to the satisfaction of regulatory authorities or do not otherwise produce positive results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, development and commercialization of our product candidates.

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

Although we may seek a breakthrough therapy designation for lirentelimab (AK002) or one or more of our other product candidates, we might not receive such designation, and even if we do, such designation may not lead to a faster development or regulatory review or approval process.

We may seek a breakthrough therapy designation for lirentelimab (AK002) in one or more indications or for other product candidates. A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For drugs and biologics that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Drugs designated as breakthrough therapies by the FDA may also be eligible for priority review if supported by clinical data at the time the NDA is submitted to the FDA.

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

We expect that the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product. For example, the Trump Administration has contemplated certain executive actions and campaigned upon policies aiming to lower the cost of prescription drugs in the U.S., including possibly implementing a “most favored nations” clause where the U.S. would pay no more than the country with the lowest prescription drug prices. Similarly, the Democratic candidate for the 2020 Presidential election has made drug price reform a focal point of his presidential campaign. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate sufficient revenue, attain profitability or commercialize our product candidates.

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

We may also be subject to or affected by foreign laws and regulations, including regulatory guidance, governing the collection, use, disclosure, security, transfer and storage of personal data, such as information that we collect about patients and healthcare providers in connection with clinical trials and our other operations in the U.S. and abroad. The global legislative and regulatory landscape for privacy and data protection continues to evolve, and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. This evolution may create uncertainty in our business, result in liability or impose additional costs on us. The cost of compliance with these laws, regulations and standards is high and is likely to increase in the future. For example, the EU has adopted the General Data Protection Regulation (the “GDPR”), which introduces strict requirements for processing personal data. The GDPR increases our compliance burden with respect to data protection, including by mandating potentially burdensome documentation requirements and granting certain rights to individuals to control how we collect, use, disclose, retain and leverage information about them. The processing of sensitive personal data, such as information about health conditions, entails heightened compliance burdens under the GDPR and is a topic of active interest among foreign regulators. In addition, the GDPR provides for breach reporting requirements, more robust regulatory enforcement and fines of up to the greater of 20 million euros or 4% of annual global revenue. While companies are afforded some flexibility in determining how to comply with the GDPR’s various requirements, significant effort and expense are required to ensure continuing compliance with the GDPR. Moreover, the requirements under the GDPR and guidance issued by different EU member states may change periodically or may be modified, and such changes or modifications could have an adverse effect on our business operations if compliance becomes substantially costlier than under current requirements. For example, on July 16, 2020, the Court of Justice of the European Union invalidated the EU-US Privacy Shield Framework under which personal data could be transferred from the EEA to United States entities that had self-certified under the Privacy Shield scheme. It is currently unclear what additional measures will need to be put in place as a result of this court ruling. It is also possible that each of these privacy laws may be interpreted and applied in a manner that is inconsistent with our practices. Further, Brexit, which occurred on January 31, 2020, has created uncertainty with regard to data protection regulation in the UK. In particular, it is unclear whether, post Brexit, the UK will enact data protection legislation equivalent to the GDPR and how data transfers to and from the United Kingdom will be regulated. Any failure or perceived failure by us to comply with federal, state, or foreign laws or self-regulatory standards could result in negative publicity, diversion of management time and effort, proceedings against us by governmental entities or others, and fines. In many jurisdictions, enforcement actions and consequences for noncompliance are rising. As we continue to expand into other foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business.

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

At June 30, 2020, we had 103 full-time employees, including 66 employees engaged in research and development. In order to successfully implement our development and commercialization plans and strategies, and as we transition into operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

•	identifying, recruiting, integrating, maintaining and motivating additional employees;
•

managing our internal development efforts effectively, including the clinical and FDA review process for lirentelimab (AK002) and any other future product candidates, while complying with any contractual obligations to contractors and other third-parties we may have; and

•	improving our operational, financial and management controls, reporting systems and procedures.

Our future financial performance and our ability to successfully develop and, if approved, commercialize lirentelimab (AK002) and any other future product candidates will depend, in part, on our ability to effectively manage any future growth, and our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities.

We currently rely, and for the foreseeable future will continue to rely, in substantial part on certain independent organizations, advisors and consultants to provide certain services, including most aspects of clinical management and manufacturing. We cannot assure you that the services of independent organizations, advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by third-party service providers is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain marketing approval of lirentelimab (AK002) and any other future product candidates or otherwise advance our business. We cannot assure you that we will be able to manage our existing third-party service providers or find other competent outside contractors and consultants on economically reasonable terms, or at all.

If we are not able to effectively expand our organization by hiring new employees and/or engaging additional third-party service providers, we may not be able to successfully implement the tasks necessary to further develop and commercialize lirentelimab (AK002) and any other future product candidates and, accordingly, may not achieve our research, development and commercialization goals.

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

Our facility is located in a seismically active region and in a state which also experiences large scale wildfires from time to time. We have not undertaken a systematic analysis of the potential consequences to our business and financial results from a major earthquake, fire, power loss, terrorist activity or other disasters and do not have a recovery plan for such disasters. In addition, we are in the process of constructing a new office and laboratory facility in San Carlos, California pursuant to a lease agreement we entered into in December 2019. We may encounter difficulties and delays in construction as well as in obtaining necessary validation, permits, licenses, and certifications for this facility. For example, as circumstances around the COVID-19 pandemic are evolving, government-

imposed quarantines and restrictions may require us to temporarily halt construction or validation activities. Furthermore, we may not be able to fully occupy this facility on our currently anticipated timeline, which could negatively impact our financial results given the fixed costs associated with the lease. If we are unable to complete construction in a timely and satisfactory manner, obtain the necessary permits, licenses, certificates, and accreditations or fully occupy this facility, we may be unable to meet our currently anticipated development timelines for our product candidates, which would negatively impact our reputation, commercial plans and results of operations.

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

We do not have the ability to independently conduct our clinical trials. We currently rely on third-parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators, to conduct our clinical trials of lirentelimab (AK002) and expect to continue to rely upon third-parties to conduct additional clinical trials of lirentelimab (AK002) and our other product candidates. Third-parties have a significant role in the conduct of our clinical trials and the subsequent collection and analysis of data. These third-parties are not our employees, and except for remedies available to us under our agreements, we have limited ability to control the amount or timing of resources that any such third-party will devote to our clinical trials. Some of these third-parties may terminate their engagements with us at any time. If we need to enter into alternative arrangements, it would delay our drug development activities.

Our reliance on these third-parties for research and development activities will reduce our control over these activities but will not relieve us of our regulatory responsibilities. For example, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with GCP standards, regulations for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. The EMA also requires us to comply with similar standards. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs fail to comply with applicable GCP requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, EMA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP regulations. In addition, our clinical trials must be conducted with product produced under cGMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the marketing approval process. We also are required to register certain ongoing clinical trials and post the results of certain completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

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

We contract with third-parties for the production of our product candidates for preclinical studies and, in the case of lirentelimab (AK002), our ongoing clinical trials, and expect to continue to do so for additional clinical trials and ultimately for commercialization. This reliance on third-parties increases the risk that we will not have sufficient quantities of our product candidates or drugs or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

We do not currently have the infrastructure or internal capability to manufacture supplies of our product candidates for use in development and commercialization. We rely, and expect to continue to rely, on third-party manufacturers for the production of our product candidates for preclinical studies and clinical trials under the guidance of members of our organization. In the case of lirentelimab (AK002), we rely on a single third-party manufacturer, Lonza, and we currently have no alternative manufacturer in place. If we were to experience an unexpected loss of supply of lirentelimab (AK002), or any of our other product candidates, for any reason, whether as a result of manufacturing, supply or storage issues or otherwise, including issues related to the COVID-19 global pandemic, we could experience delays, disruptions, suspensions or terminations of, or be required to restart or repeat, any pending or ongoing clinical trials. Replacement of our sole manufacturer of lirentelimab (AK002) would result in substantial delay and interrupt our clinical trials involving lirentelimab (AK002).

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

We may not gain the efficiencies we expect from further scale-up of manufacturing of lirentelimab (AK002), and our third-party manufacturers may be unable to successfully scale-up manufacturing in sufficient quality and quantity for lirentelimab (AK002) or our other product candidates, which could delay or prevent the conducting of our clinical trials or the development or commercialization of our other product candidates.

Our third-party manufacturer, Lonza, is currently manufacturing lirentelimab (AK002) at a scale that is sufficient for us to complete our planned clinical trials and, if we receive marketing approval, to commercialize lirentelimab (AK002) for the indications we are currently targeting. However, we may consider increasing the batch scale to gain cost efficiencies. If Lonza is unable to scale-up the manufacture of lirentelimab (AK002) at such time, we may not gain such cost efficiencies and may not realize the benefits that would typically be expected from further scale-up of manufacturing of lirentelimab (AK002).

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

Manufacturing biologics, especially in large quantities, is complex and may require the use of innovative technologies to handle living cells. Each lot of an approved biologic must undergo thorough testing for identity, strength, quality, purity and potency. Manufacturing biologics requires facilities specifically designed for and validated for this purpose, and sophisticated quality assurance and quality control procedures are necessary. Slight deviations anywhere in the manufacturing process, including filling, labeling, packaging, storage and shipping and quality control and testing, may result in lot failures, product recalls or spoilage. Lonza, our current third-party manufacturer, has, and our future third-party manufacturers may have, multiple locations at which they conduct manufacturing. However, lirentelimab (AK002) and our other product candidates are currently only being manufactured at a few of Lonza’s locations. If these locations become unavailable at their anticipated capacities or the location of the manufacture of lirentelimab (AK002) or our other product candidates is changed for any reason, including for reasons related to the COVID-19 global pandemic, it could result in a delay or disruption to the manufacturing process or lead to difficulties that we did not experience at the original manufacturing locations. When changes are made to the manufacturing process, we may be required to provide preclinical and clinical data showing the comparable identity, strength, quality, purity or potency of the products before and after such changes. If microbial, viral or other contaminations are discovered at the facilities of our manufacturer, such facilities may need to be closed for an extended period of time to investigate and remedy the contamination, which could delay clinical trials and adversely harm our business. The use of biologically derived ingredients can also lead to allegations of harm, including infections or allergic reactions, or closure of product facilities due to possible contamination. If our manufacturers are unable to produce sufficient quantities for clinical trials or for commercialization as a result of these challenges, our development and commercialization efforts would be impaired, which would have an adverse effect on our business, financial condition, results of operations and growth prospects.

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

The trading price of our common stock has been, and is likely to continue to be, highly volatile and subject to wide fluctuations in response to various factors, some of which we cannot control. We priced our IPO at $18.00 per share on July 19, 2018 and, our common stock reached a high of $139.99 per share during the fourth quarter of 2019. As of August 5, 2020, the closing price of our common stock was $80.96. The trading price of our common stock could be subject to wide fluctuations in response to various factors, which in addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q, include:

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

•	expenditures that we will or may incur to acquire or develop additional product candidates and technologies;
•	the timing and outcomes of clinical trials for lirentelimab (AK002) and any of our future product candidates or competing product candidates;
•	the need to conduct unanticipated clinical trials or trials that are larger or more complex than anticipated;
•

competition from existing and potential future products that compete with lirentelimab (AK002) and any of our future product candidates, and changes in the competitive landscape of our industry, including consolidation among our competitors or partners;

•	any delays in regulatory review or approval of lirentelimab (AK002) or any of our future product candidates;
•	the level of demand for lirentelimab (AK002) and any of our future product candidates, if approved, which may fluctuate significantly and be difficult to predict;
•

the risk/benefit profile, cost and reimbursement policies with respect to our products candidates, if approved, and existing and potential future products that compete with lirentelimab (AK002) and any of our future product candidates;

•	our ability to commercialize lirentelimab (AK002) and any of our future product candidates, if approved, inside and outside of the United States, either independently or working with third-parties;
•	our ability to establish and maintain collaborations, licensing or other arrangements;
•	our ability to adequately support future growth;
•	potential unforeseen business disruptions that increase our costs or expenses;
•	future accounting pronouncements or changes in our accounting policies; and
•	the changing and volatile global economic environment.

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

As of June 30, 2020, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 90.1% of our outstanding voting stock. As a result, this group of stockholders has the ability to significantly influence all matters requiring stockholder approval, including the election of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

We have incurred, and will likely continue to incur, significant additional costs in order to comply with the SEC rules implementing Section 404 of the Sarbanes-Oxley Act. Under these rules,  because we have ceased to be an emerging growth company, we are required to make a formal assessment of the effectiveness of our internal control over financial reporting beginning with the annual report on Form 10-K for the year ending December 31, 2019. We are also required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404, we engaged in and will continue to engage in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, engage outside consultants and adopt a detailed work plan to assess and document the adequacy of our internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are designed and operating effectively, and implement a continuous reporting and improvement process for internal control over financial reporting.

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

The market price of our common stock may be volatile and, in the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We are currently and may in the future be the target of this type of litigation. For example, on March 10, 2020, a putative securities class action complaint captioned Kim v. Allakos et al., No. 20-cv-01720 (N.D. Cal.) was filed in the United States District Court for the Northern District of California against us, our Chief Executive Officer, Dr. Robert Alexander, and our Chief Financial Officer, Mr. Leo Redmond. The complaint asserts claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and seeks damages based on alleged material misrepresentations and omissions concerning our Phase 2 clinical trials of lirentelimab (AK002). The proposed class period is August 5, 2019, through December 17, 2019, inclusive. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable

Item 3. Defaults Upon Senior Securities.

Not applicable

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

None

Item 6. Exhibits.

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Number	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-38582	3.1	7/24/2018

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-38582	3.2	7/24/2018

10.1*+	Commercial Supply Agreement, dated as of April 7, 2020, by and between Lonza Sales AG and the Registrant.	10-Q	001-38582	10.1	5/11/2020
10.2*	Amended and Restated Outside Director Compensation Policy.	10-Q	001-38582	10.2	5/11/2020

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, has been formatted in Inline XBRL.

*	Filed herewith.
**	Furnished herewith.
+	Certain portions of the exhibit have been omitted in accordance with the Securities and Exchange Commission’s rules and regulations regarding confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Allakos Inc.

Date: August 10, 2020	By:	/s/ Robert Alexander
Robert Alexander
Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2020	By:	/s/ Leo Redmond
Leo Redmond
Chief Financial Officer (Principal Financial and Accounting Officer)