Form 10-Q
period 2020-09-30
Allakos Inc.
filed 2020-11-09
CIK 1564824

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 5, 2020, the registrant had 52,503,346 shares of common stock outstanding.

ALLAKOS INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited).

allakos inc.

balance sheets

(in thousands, except per share data)

	September 30,	December 31,
	2020	2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$104,303	$38,367
Investments in marketable securities	315,452	457,534
Prepaid expenses and other current assets	5,012	3,969
Total current assets	424,767	499,870
Property and equipment, net	7,340	8,410
Operating lease right-of-use assets	5,558	5,775
Other long-term assets	2,839	2,839
Total assets	$440,504	$516,894
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,581	$5,963
Accrued expenses and other current liabilities	11,359	7,098
Total current liabilities	18,940	13,061
Other long-term liabilities	7,752	8,112
Total liabilities	26,692	21,173
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 20,000 shares authorized as of September 30, 2020 and December 31, 2019; no shares issued and outstanding as of September 30, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value per share; 200,000 shares authorized as of September 30, 2020 and December 31, 2019; 48,989 and 48,668 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	49	48
Additional paid-in capital	712,282	685,020
Accumulated other comprehensive gain	167	137
Accumulated deficit	(298,686)	(189,484)
Total stockholders’ equity	413,812	495,721
Total liabilities and stockholders’ equity	$440,504	$516,894

See accompanying notes to unaudited interim financial statements

Allakos Inc.

Statements of Operations and Comprehensive Loss

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Operating expenses
Research and development	$30,380	$16,067	$77,011	$45,276
General and administrative	12,055	7,517	35,701	19,292
Total operating expenses	42,435	23,584	112,712	64,568
Loss from operations	(42,435)	(23,584)	(112,712)	(64,568)
Interest income, net	766	1,887	4,039	3,888
Other expense, net	(417)	(35)	(529)	(77)
Net loss	(42,086)	(21,732)	(109,202)	(60,757)
Unrealized gain (loss) on marketable securities	(620)	(12)	30	117
Comprehensive loss	$(42,706)	$(21,744)	$(109,172)	$(60,640)
Net loss per common share:
Basic and diluted	$(0.86)	$(0.47)	$(2.24)	$(1.38)
Weighted-average number of common shares outstanding:
Basic and diluted	48,950	46,280	48,819	44,025

See accompanying notes to unaudited interim financial statements

Allakos Inc.

Statements of STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Gain	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2019	48,668	$48	$685,020	$137	$(189,484)	$495,721
Stock-based compensation expense	—	—	7,489	—	—	7,489
Issuance of common stock upon exercise of stock options	57	—	33	—	—	33
Issuance of common stock upon 2018 ESPP purchase	40	—	756	—	—	756
Unrealized gain on marketable securities	—	—	—	1,869	—	1,869
Net loss	—	—	—	—	(27,824)	(27,824)
Balance at March 31, 2020	48,765	$48	$693,298	$2,006	$(217,308)	$478,044
Stock-based compensation expense	—	—	7,762	—	—	7,762
Issuance of common stock upon exercise of stock options	148	1	1,707	—	—	1,708
Unrealized loss on marketable securities	—	—	—	(1,219)	—	(1,219)
Net loss	—	—	—	—	(39,292)	(39,292)
Balance at June 30, 2020	48,913	$49	$702,767	$787	$(256,600)	$447,003
Stock-based compensation expense	—	—	7,989	—	—	7,989
Issuance of common stock upon exercise of stock options	39	—	828	—	—	828
Issuance of common stock upon 2018 ESPP purchase	30	—	698	—	—	698
Issuance of common stock upon vesting of restricted stock units	7	—	—	—	—	—
Unrealized loss on marketable securities	—	—	—	(620)	—	(620)
Net loss	—	—	—	—	(42,086)	(42,086)
Balance at September 30, 2020	48,989	$49	$712,282	$167	$(298,686)	$413,812

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2018	42,117	$42	$288,079	$(15)	$(104,112)	$183,994
Stock-based compensation expense	—	—	2,834	—	—	2,834
Issuance of common stock upon exercise of stock options	968	1	367	—	—	368
Issuance of common stock upon 2018 ESPP purchase	39	—	595	—	—	595
Vesting of restricted common stock	—	—	6	—	—	6
Unrealized gain on marketable securities	—	—	—	45	—	45
Net loss	—	—	—	—	(19,953)	(19,953)
Balance at March 31, 2019	43,124	$43	$291,881	$30	$(124,065)	$167,889
Stock-based compensation expense	—	—	3,105	—	—	3,105
Issuance of common stock upon exercise of stock options	60	—	138	—	—	138
Vesting of restricted common stock	—	—	6	—	—	6
Unrealized gain on marketable securities	—	—	—	84	—	84
Net loss	—	—	—	—	(19,072)	(19,072)
Balance at June 30, 2019	43,184	$43	$295,130	$114	$(143,137)	$152,150
Stock-based compensation expense	—	—	3,960	—	—	3,960
Issuance of common stock upon exercise of stock options	218	—	1,934	—	—	1,934
Issuance of common stock upon 2018 ESPP purchase	35	—	595	—	—	595
Issuance of common stock upon follow-on offering, net of offering costs of $24,975	5,227	5	377,520	—	—	377,525
Vesting of restricted common stock	—	—	6	—	—	6
Unrealized loss on marketable securities	—	—	—	(12)	—	(12)
Net loss	—	—	—	—	(21,732)	(21,732)
Balance at September 30, 2019	48,664	$48	$679,145	$102	$(164,869)	$514,426

See accompanying notes to unaudited interim financial statements

Allakos Inc.

Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2020	2019
Cash flows from operating activities
Net loss	$(109,202)	$(60,757)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,162	1,117
Stock-based compensation	23,240	9,899
Net amortization of premiums and discounts on marketable securities	1,659	(2,083)
Noncash lease expense	217	207
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,088)	292
Accounts payable	1,602	1,731
Accrued expenses and other current liabilities	3,901	5,652
Other long-term liabilities	—	41
Net cash used in operating activities	(79,509)	(43,901)
Cash flows from investing activities
Purchases of marketable securities	(270,302)	(259,413)
Proceeds from maturities of marketable securities	411,800	198,000
Purchases of property and equipment	(76)	(696)
Net cash provided by (used in) investing activities	141,422	(62,109)
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	—	377,525
Proceeds from exercise of stock options	2,569	2,440
Proceeds from issuance of common stock under the 2018 ESPP	1,454	1,190
Net cash provided by financing activities	4,023	381,155
Net increase in cash, cash equivalents and restricted cash	65,936	275,145
Cash, cash equivalents and restricted cash, beginning of period	40,642	34,462
Cash, cash equivalents and restricted cash, end of period	$106,578	$309,607
Supplemental disclosures
Noncash investing and financing items:
Right-of-use assets obtained in exchange for lease obligations (1)	$—	$6,050
Property and equipment purchased in accounts payable	$16	$—
Vesting of restricted common stock subject to repurchase	$—	$18

(1)	Amount for the nine months ended September 30, 2019 includes a transition adjustment recorded as part of the Company’s adoption of a new lease accounting policy effective January 1, 2019.

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

Liquidity Matters

Since inception, the Company has incurred net losses and negative cash flows from operations. During the nine months ended September 30, 2020, the Company incurred a net loss of $109.2 million and used $79.5 million of cash in operations. At September 30, 2020, the Company had an accumulated deficit of $298.7 million and does not expect to experience positive cash flows from operating activities in the foreseeable future. The Company has financed its operations to date primarily through the sale of common stock and issuance of convertible preferred stock. Management expects to incur additional operating losses in the future as the Company continues to further develop, seek regulatory approval for and, if approved, commence commercialization of its product candidates. The Company had $419.8 million of cash, cash equivalents and marketable securities at September 30, 2020. Management believes that this amount is sufficient to fund the Company’s operations for at least the next 12 months from the issuance date of these financial statements.

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

The interim balance sheet as of September 30, 2020, the statements of operations and comprehensive loss, statements of stockholders’ equity and statements of cash flows for the three and nine months ended September 30, 2020 and 2019 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair presentation of the Company’s financial position as of September 30, 2020 and its results of operations and comprehensive loss for the three and nine months ended September 30, 2020 and 2019 and its cash flows for the nine months ended September 30, 2020 and 2019. Certain information and note disclosures normally included in annual audited financial statements prepared in accordance with U.S. GAAP have been omitted. The financial data and the other financial information disclosed in these notes to the interim financial statements are also unaudited. The results of operations for any interim period are not necessarily indicative of the results to be expected for the entire year or for any other future annual or interim period. The balance sheet as of December 31, 2019 included herein was derived from the audited financial statements as of that date. These interim financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission (the “SEC”) on February 25, 2020.

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

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents. Restricted cash at September 30, 2020 represents $2.3 million in deposits for the lease of the Company’s facilities in Redwood City, California and San Carlos, California. Both security deposits are in the form of letters of credit secured by restricted cash. Restricted cash amounts are included within other long-term assets on the Company’s balance sheets.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Company’s balance sheets and which, in aggregate, represent the amounts reported in the accompanying statements of cash flows (in thousands):

	September 30,	December 31,
	2020	2019
Cash and cash equivalents	$104,303	$38,367
Restricted cash in other long-term assets, deposit for lease facility	2,275	2,275
Total cash, cash equivalents and restricted cash	$106,578	$40,642

	September 30,	December 31,
	2019	2018
Cash and cash equivalents	$308,805	$33,660
Restricted cash in other long-term assets, deposit for lease facility	802	802
Total cash, cash equivalents and restricted cash	$309,607	$34,462

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

Basic and diluted net loss per share was calculated as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Numerator:
Net loss	$(42,086)	$(21,732)	$(109,202)	$(60,757)
Denominator:
Weighted-average shares of common stock outstanding, basic and diluted	48,950	46,280	48,819	44,025
Net loss per share, basic and diluted	$(0.86)	$(0.47)	$(2.24)	$(1.38)

The following table sets forth the potentially dilutive securities that have been excluded from the calculation of diluted net loss per share due to their anti-dilutive effect for the periods indicated (in thousands):

	Nine Months Ended
	September 30,
	2020	2019
Options to purchase common stock	7,021	7,048
Unvested restricted stock units	601	—
Unvested restricted common stock	—	5
Shares issuable under employee stock purchase plans	5	11
Total	7,627	7,064

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

The guidance limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and requires the reversal of previously recognized credit losses if fair value increases. Based on the composition of the Company’s investment portfolio and other financial assets, current economic conditions and historical credit loss activity, the adoption of the guidance did not have a material impact on the Company’s financial statements and related disclosures. During the three and nine months ended September 30, 2020, the Company’s current investment portfolio was comprised of only US Treasury securities which are not in unrealized loss positions. Upon adoption, the Company did not record an allowance for credit losses on its available-for-sale debt securities.

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

The amendments in ASU 2019-12 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption of the amendments is permitted, including adoption in any interim period for which financial statements have not yet been issued. An entity that elects to early adopt the amendments in an interim period should reflect any adjustments as of the beginning of the annual period that includes that interim period. Additionally, an entity that elects early adoption must adopt all the amendments in the same period. The Company elected to early adopt ASU 2019-12 effective January 1, 2020 on a prospective basis. As a result of this election, no benefit from income tax was recorded in continuing operations and no tax provision was recorded in other comprehensive income for the three and nine months ended September 30, 2020 related to the Company’s loss from continuing operations and unrealized gain on available-for-sale securities during the same period. Further, the Company’s adoption had no impact to its effective tax rate.

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

	September 30, 2020
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$103,008	$—	$—	$103,008
Total cash equivalents	103,008	—	—	103,008
Short-term marketable securities
U.S. treasuries	315,452	—	—	315,452
Total short-term marketable securities	315,452	—	—	315,452
Total cash equivalents and short-term marketable securities	$418,460	$—	$—	$418,460

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$35,935	$—	$—	$35,935
Total cash equivalents	35,935	—	—	35,935
Short-term marketable securities
U.S. treasuries	457,534	—	—	457,534
Total short-term marketable securities	457,534	—	—	457,534
Total cash equivalents and short-term marketable securities	$493,469	$—	$—	$493,469

The Company evaluates transfers between levels at the end of each reporting period. There were no transfers of assets or liabilities between levels during the three and nine months ended September 30, 2020 and 2019.

4. Marketable Securities

All marketable securities were considered available-for-sale at September 30, 2020. The amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s marketable securities by major security type at September 30, 2020 and December 31, 2019 are summarized in the table below (in thousands):

	September 30, 2020
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale securities
U.S. treasuries classified as investments	$315,285	$168	$(1)	$315,452
Total available-for-sale securities	$315,285	$168	$(1)	$315,452

	December 31, 2019
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale securities
U.S. treasuries classified as investments	$457,397	$161	$(24)	$457,534
Total available-for-sale securities	$457,397	$161	$(24)	$457,534

The amortized cost of available-for-sale securities is adjusted for amortization of premiums and accretion of discounts to maturity. As of September 30, 2020, the Company had an aggregate fair value of $30.3 million of available-for-sale securities in an unrealized loss position. The aggregate fair value of securities held by the Company at December 31, 2019 in an unrealized loss position was $187.4 million, for which all of these securities had remaining maturities of less than one year as of the balance sheet date. The Company has the intent and ability to hold such securities until recovery and has determined that there has been no material change to their credit risk. As a result, the Company determined it did not hold any investments with a credit loss at September 30, 2020 and December 31, 2019.

There were no material realized gains or losses recognized on the sale or maturity of available-for-sale securities during the three or nine months ended September 30, 2020 or 2019, and as a result, there were no material reclassifications out of accumulated other comprehensive gain (loss) for the same periods.

5. Balance Sheet Components and Supplemental Disclosures

Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	September 30,	December 31,
	2020	2019
Laboratory equipment	$4,226	$4,170
Furniture and office equipment	1,731	1,695
Leasehold improvements	4,581	4,581
	10,538	10,446
Less accumulated depreciation	(3,198)	(2,036)
Property and equipment, net	$7,340	$8,410

Depreciation and amortization expense for each of the three months ended September 30, 2020 and 2019 was $0.4 million.  Depreciation and amortization expense for the nine months ended September 30, 2020 and 2019 was $1.2 million and $1.1 million, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2020	2019
Accrued contract research and development expense	$4,528	$4,990
Accrued compensation and benefits expense	5,992	1,608
Lease liability, current	471	410
Other current liabilities	368	90
Total	$11,359	$7,098

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

In December 2019, the Company entered into an additional lease agreement for approximately 98,000 square feet of office and laboratory space in San Carlos, California (the “2019 San Carlos Lease”). The 2019 San Carlos Lease provides for certain limited rent abatement and annual scheduled rent increases over the contractual lease term. The contractual lease term commenced in November 2020 and is expected to terminate in August 2031. Future minimum rental payments under the 2019 San Carlos Lease total $77.6 million, which does not include rental payments related to the Company’s one-time option to extend for an additional five years. There was no right-of-use asset or lease liability reflected on the balance sheet at September 30, 2020 for the 2019 San Carlos Lease as the Company had not yet obtained possession of the space.

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

Classification of the Company’s lease liabilities included on the its balance sheets at September 30, 2020 was as follows (in thousands):

	September 30,	December 31,
	2020	2019
Operating lease liabilities
Current portion included in accrued expenses and other current liabilities	$471	$410
Non-current portion included in other long-term liabilities	7,752	8,112
Total operating lease liabilities	$8,223	$8,522

The components of lease costs, which were included in operating expenses in the Company’s statements of operations and comprehensive loss were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating lease cost	$280	$279	$838	$839
Variable cost	87	83	261	259
Total lease costs	$367	$362	$1,099	$1,098

Future minimum lease payments required under operating leases include on the Company’s balance sheets at September 30, 2020 are as follows (in thousands):

Fiscal Year Ending December 31,
2020 (remaining 3 months)	$313
2021	1,270
2022	1,308
2023	1,348
2024	1,388
Thereafter	6,916
Total minimum future lease payments (1)	12,543
Less:
Present value adjustment	4,320
Operating lease liabilities	$8,223

(1)	Excludes minimum future lease payments of $77.6 million related to the Company’s 2019 San Carlos Lease.

In addition to the minimum future lease commitments presented above, the lease requires the Company to pay property taxes, insurance, maintenance and repair costs.

Net rent expense was $0.3 million for the each of three months ended September 30, 2020 and 2019. Net rent expense was $0.8 million for each of the nine months ended September 30, 2020 and 2019.

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used its incremental borrowing rate based on the information available at the lease commencement date. As of September 30, 2020, the remaining lease term is 8.8 years and the discount rate used to determine the operating lease liability was 10.0%.

As of September 30, 2020, the Company is not party to any lease agreements containing material residual value guarantees or material restrictive covenants.

Purchase Obligations

The Company has entered into contractual agreements with various research and development organizations and suppliers in the normal course of its business. All contracts are terminable, with varying provisions regarding termination. If a contract were to be terminated, the Company would only be obligated for the products or services that the Company had received through the time of termination as well as any non-cancelable minimum payments contractually agreed upon prior to the effective date of termination. In the case of terminating a clinical trial agreement with an investigational site conducting clinical activities on behalf of the Company, the Company would also be obligated to provide continued support for appropriate safety procedures through completion or termination of the associated study. At September 30, 2020, the Company had $63.6 million of non-cancelable purchase obligations under these agreements.

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

The Company incurred $3.4 million of milestone expense for the nine months ended September 30, 2020 related to development milestones associated with the first patient dosed in our Phase 3 study with lirentelimab (AK002). No milestone expense was incurred during the three and nine months ended September 30, 2019. As of September 30, 2020, the Company has not incurred any royalty liabilities related to its license agreements, as product sales have not yet commenced.

Exclusive License Agreement with The Johns Hopkins University

In December 2013, the Company entered into a license agreement with The Johns Hopkins University (“JHU”) for a worldwide exclusive license to develop, use, manufacture and commercialize covered product candidates including lirentelimab (AK002), which was amended in September 2016. Under the terms of the agreement, the Company has made upfront and milestone payments of $0.7 million through September 30, 2020 and may be required to make aggregate additional milestone payments of up to $3.6 million. The Company also issued 88,887 shares of common stock as consideration under the JHU license agreement. In addition to milestone payments, the Company is also subject to single-digit royalties to JHU based on future net sales of each licensed therapeutic product candidate by the Company and its affiliates and sublicensees, with up to a low six-digit dollar minimum annual royalty payment.

Non-exclusive License Agreement with BioWa Inc. and Lonza Sales AG

In October 2013, the Company entered into a tripartite agreement with BioWa Inc. (“BioWa”), and Lonza Sales AG (“Lonza”), for the non-exclusive worldwide license to develop and commercialize product candidates including lirentelimab (AK002) that are manufactured using a technology jointly developed and owned by BioWa and Lonza. Under the terms of the agreement, the Company has made milestone payments of $3.4 million through September 30, 2020 and may be required to make aggregate additional milestone payments of up to $38.0 million. In addition to milestone payments, the Company is also subject to minimum annual commercial license fees of $40,000 per year to BioWa until such time as BioWa receives royalty payments, as well as low single-digit royalties to BioWa and to Lonza. Royalties are based on future net sales by the Company and its affiliates and sublicensees and vary dependent on Lonza’s participation as sole manufacturer for commercial production.

Indemnification Agreements

The Company has entered into indemnification agreements with certain directors and officers that require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. To date, no such matters have arisen and the Company does not believe that the outcome of any claims under indemnification arrangements will have a material adverse effect on its financial positions, results of operations or cash flows. Accordingly, the Company has not recorded a liability related to such indemnifications at September 30, 2020.

Legal Contingencies

On March 10, 2020, a putative securities class action complaint captioned Kim v. Allakos et al., No. 20-cv-01720 (N.D. Cal.) was filed in the United States District Court for the Northern District of California against the Company, its Chief Executive Officer, Dr. Robert Alexander, and its Chief Financial Officer, Mr. Leo Redmond. The complaint asserts claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and seeks damages based on alleged material misrepresentations and omissions concerning its Phase 2 clinical trials of lirentelimab (AK002). The proposed class period is August 5, 2019, through December 17, 2019, inclusive. On August 28, 2020, the plaintiff filed an amended complaint, adding as defendants Adam Tomasi, the Company’s President and Chief Operating Officer, and Henrik Rasmussen, the Company’s Chief Medical Officer. Given the early stage of this litigation matter, the Company cannot reasonably estimate a potential future loss or a range of potential future losses and has not recorded a contingent liability accrual as of September 30, 2020.

7. Stock-Based Compensation

Total stock-based compensation expense recognized is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Research and development	$2,769	$1,217	$7,797	$3,314
General and administrative	5,220	2,743	15,443	6,585
Total	$7,989	$3,960	$23,240	$9,899

No income tax benefits for stock-based compensation expense have been recognized for the three and nine months ended September 30, 2020 and 2019 as a result of the Company’s full valuation allowance applied to net deferred tax assets and net operating loss carryforwards.

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

Following the IPO and upon the effectiveness of the 2018 Plan, the Company’s 2012 Equity Incentive Plan, as amended, (the “2012 Plan”), terminated and no further awards will be granted thereunder. All outstanding awards under the 2012 Plan will continue to be governed by their existing terms. Any shares subject to awards granted under the 2012 Plan that, on or after the termination of the 2012 Plan, expire or terminate and shares previously issued pursuant to awards granted under the 2012 Plan that, on or after the termination of the 2012 Plan, are forfeited or repurchased by the Company will be transferred into the 2018 Plan. As of September 30, 2020, the maximum number of shares that may be added to the 2018 Plan pursuant to the preceding clause is 5,070,089 shares.

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

Stock Options

The following weighted-average assumptions were used to calculate the fair value of stock-based awards granted to employees and non-employees during the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Risk-free interest rate	0.37%	1.76%	0.50%	1.96%
Expected volatility	71.14%	66.79%	71.04%	67.24%
Expected dividend yield	—	—	—	—
Expected term (in years)	6.08	6.08	5.92	5.99

The Company’s stock option activity during the nine months ended September 30, 2020 is summarized as follows (number of shares in thousands):

		Weighted-
		Average
	Options	Exercise
	Outstanding	Price
Balance at December 31, 2019	7,148	$12.96
Granted	144	$70.89
Exercised	(244)	$10.54
Forfeited	(27)	$19.08
Balance at September 30, 2020	7,021	$14.21
Options exercisable	4,853	$7.95
Options vested and expected to vest	7,004	$14.16

During the three and nine months ended September 30, 2020 and 2019, the Company did not grant any stock options with performance-based or market-based vesting conditions.

As of September 30, 2020, total unrecognized stock-based compensation expense relating to unvested stock options was $34.9 million. This amount is expected to be recognized over a weighted-average period of 2.4 years.

Restricted Stock Units

RSU activity under the 2018 Plan during the nine months ended September 30, 2020 is summarized as follows (in thousands, except per share data):

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Balance at December 31, 2019	542	$93.67
Granted	73	$72.96
Vested	(7)	$70.22
Forfeited	(7)	$81.85
Balance at September 30, 2020	601	$91.58

The weighted-average fair value of RSUs granted during the nine months ended September 30, 2020 was $72.96. No RSUs were granted during the nine months ended September 30, 2019.

As of September 30, 2020, total unrecognized stock-based compensation expense relating to unvested RSUs was $44.0 million and the weighted-average remaining vesting period was 3.2 years.

2018 Employee Stock Purchase Plan

In July 2018, the Company’s Board of Directors and stockholders approved the 2018 Employee Stock Purchase Plan (the “2018 ESPP”). There are 500,000 shares of common stock initially reserved for issuance under the 2018 ESPP. The number of shares of common stock that may be issued under the 2018 ESPP will automatically increase on each January 1, beginning with the fiscal year ending December 31, 2019, equal to the least of (i) 1,000,000 shares, (ii) 1% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year and (iii) such other amount determined by the 2018 ESPP administrator. Under the 2018 ESPP, employees may purchase shares of the Company’s common stock at a price per share equal to 85% of the lower of the fair market value of the common stock on the first trading day of the offering period or on the exercise date. The 2018 ESPP provides for consecutive, overlapping 24-month offering periods, each of which will include four 6-month purchase periods. The Company’s first offering period under the 2018 ESPP commenced on July 18, 2018. During the three and nine months ended September 30, 2020, stock-based compensation expense related to the 2018 ESPP was $0.3 million and $0.7 million, respectively. During the three and nine months ended September 30, 2019, stock-based compensation expense related to the 2018 ESPP was $0.2 million and $0.5 million, respectively.

8. Defined Contribution Plans

In January 2018, the Company established a defined contribution plan under Section 401(k) of the Internal Revenue Code (the “401(k) plan”). The 401(k) plan covers all employees who meet defined minimum age and service requirements. Employee contributions are voluntary and are determined on an individual basis, limited to the maximum amount allowable under U.S. federal tax regulations. The Company makes matching contributions of up to 4% of the eligible employees’ compensation to the 401(k) plan. During the three and nine months ended September 30, 2020, the Company made contributions to the 401(k) plan of $0.2 million and $0.5 million, respectively. During the three and nine months ended September 30, 2019, the Company made contributions to the 401(k) plan of $0.1 million and $0.3 million, respectively.

9. Subsequent Event

On November 2, 2020, the Company closed an underwritten public offering (the “November 2020 Offering”) under its shelf registration statement on Form S-3 (File No. 333-233018), pursuant to which the Company sold an aggregate of 3,506,098 shares of its common stock at a public offering price of $82.00 per share. The Company received aggregate net proceeds of $271.7 million, after deducting underwriting discounts and commissions.

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

•	our ability to obtain and maintain regulatory approval of lirentelimab (AK002) or our other product candidates;
•	our plans relating to the further development of lirentelimab (AK002) and our other product candidates;
•	existing regulations and regulatory developments in the United States and other jurisdictions;
•	our plans and ability to obtain or protect intellectual property rights, including extensions of existing patent terms where available;
•	our continued reliance on third-parties to conduct additional clinical trials of lirentelimab (AK002) and our other product candidates;
•	the need to hire additional personnel and our ability to attract and retain such personnel;
•	the accuracy of our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
•	our financial performance;
•	the sufficiency of our existing cash, cash equivalents and marketable securities to fund our future operating expenses and capital expenditure requirements; and
•	our anticipated use of the proceeds from our initial public offering and the concurrent private placement in July 2018 and subsequent follow-on offerings in August 2019 and November 2020.

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

Summary Risks Associated with Our Business

Investing in our common stock involves numerous risks described in “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Key risks include, but are not limited to, the following:

•

we are engaged in clinical drug development and have a limited operating history and no products approved for commercial sale, which may make it difficult for you to evaluate our current business and predict our future success and viability;

•	we have incurred significant net losses since inception and we expect to continue to incur significant net losses for the foreseeable future;
•	our ability to generate revenue and achieve profitability depends significantly on our ability to achieve a number of objectives;
•	our business may be adversely affected by health epidemics, including the recent coronavirus outbreak;
•

we are dependent on the success of our lead compound, lirentelimab (AK002), which is currently in multiple clinical trials, and if we are unable to obtain approval for and commercialize lirentelimab (AK002) for one or more indications in a timely manner, our business could be materially harmed;

•	if we experience delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary marketing approvals could be delayed or prevented;
•

the regulatory approval processes of the FDA, European Medicines Agency (“EMA”) and comparable foreign regulatory authorities are lengthy, time-consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidates, we will be unable to generate product revenue and our business will be substantially harmed;

•	we may be unable to obtain U.S. or foreign regulatory approval and, as a result, unable to commercialize our product candidates;
•

our clinical trials may reveal significant adverse events, toxicities or other side effects and may result in a safety profile that could inhibit regulatory approval or market acceptance of any of our product candidates;

•

our success is highly dependent on the services of our Chief Executive Officer, Dr. Robert Alexander, and our President and Chief Operating Officer, Dr. Adam Tomasi, and our ability to attract and retain highly skilled executive officers and employees;

•

if we are unable to establish sales or marketing capabilities or enter into agreements with third-parties to sell or market our product candidates, we may not be able to successfully sell or market our product candidates that obtain regulatory approval;

•	in order to successfully implement our plans and strategies, we will need to grow the size of our organization, and we may experience difficulties in managing this growth;
•	if we are unable to obtain or protect intellectual property rights, we may not be able to compete effectively in our market;
•	we may not be able to protect our intellectual property rights throughout the world;

•	changes in patent law could diminish the value of patents in general, thereby impairing our ability to protect our product candidates;
•

we rely on third-parties to conduct our clinical trials and those third-parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials, research and studies;

•

we contract with third-parties for the production of our product candidates for preclinical studies and, in the case of lirentelimab (AK002), our ongoing clinical trials, and expect to continue to do so for additional clinical trials and ultimately for commercialization, and this reliance on third-parties increases the risk that we will not have sufficient quantities of our product candidates or drugs or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts;

•

we may not gain the efficiencies we expect from further scale-up of manufacturing of lirentelimab (AK002), and our third-party manufacturers may be unable to successfully scale-up manufacturing in sufficient quality and quantity for lirentelimab (AK002) or our other product candidates, which could delay or prevent the conducting of our clinical trials or the development or commercialization of our other product candidates;

•	if we fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could have a material adverse effect on our business;
•

our business activities may be subject to the Foreign Corrupt Practices Act (“FCPA”), the UK Bribery Act 2010 (“UK Bribery Act”), and other similar anti-bribery and anti-corruption laws of other countries in which we operate;

•	we may experience disruptions and delays or incur financial damages as a result of system failures or security breaches;
•	the market price of our stock may continue to be volatile, which could result in substantial losses for investors;
•	our operating results may fluctuate significantly, which makes our future operating results difficult to predict and could cause our operating results to fall below expectations or our guidance; and
•	the other factors discussed under “Risk Factors”.

Impact of COVID-19 on Our Business

The pandemic caused by an outbreak of a novel coronavirus causing a disease known as COVID-19 (“COVID-19”) has resulted, and is likely to continue to result, in significant national and global economic disruption and may have an adverse impact on our operations, supply chains and distribution systems or those of our contractors, and increase our expenses, including as a result of impacts associated with preventive and precautionary measures that are being taken, such as restrictions on travel, quarantine polices and social distancing. For example, the ability of our employees or those of our contractors to work has been and is likely to continue to be adversely affected. Moreover, we and our contractors may experience disruptions in supply of items that are essential for our research and development activities, including, for example, raw materials used in the manufacturing of our product candidates or medical and laboratory supplies used in our clinical trials or preclinical studies, in each case, for which there may be shortages because of ongoing efforts to address the outbreak. In addition, enrollment for our clinical studies may be adversely affected and the completion of such studies may be delayed. Given the daily evolution of the COVID-19 outbreak and the response to curb its spread, currently we are not able to estimate the effects of the COVID-19 outbreak to our results of operations or financial condition. For additional information, see “Risk Factors–Risks Related to Our Financial Position and Need for Additional Capital–Our business may be adversely affected by health epidemics, including the recent coronavirus outbreak.”

Overview

We are a clinical stage biotechnology company developing lirentelimab (AK002), formerly known as antolimab, our wholly owned monoclonal antibody, for the treatment of various mast cell and eosinophil related diseases. Lirentelimab (AK002) selectively targets both mast cells and eosinophils, two types of white blood cells that are widely distributed in the body and play a central role in the inflammatory response. Inappropriately activated mast cells and eosinophils have been identified as key drivers in a number of severe diseases affecting the gastrointestinal tract, eyes, skin, lungs and other organs. As such, lirentelimab (AK002) has the potential to treat a large number of severe diseases. Lirentelimab (AK002) completed a double-blind, randomized, placebo-controlled Phase 2 study in patients with eosinophilic gastritis (“EG”) and/or eosinophilic duodenitis (“EoD”, referred to as eosinophilic gastroenteritis or “EGE” in this study; the “ENIGMA study”). The ENIGMA study met all prespecified primary and secondary endpoints when compared to placebo and results were recently published in the New England Journal of Medicine. Additionally, patients in the ENIGMA study with co-morbid EoE showed histologic and symptomatic improvement when treated with lirentelimab (AK002) compared to placebo. We recently announced positive results from our prospective prevalence study showing that 45% (181/405) of symptomatic patients biopsied with chronic unexplained gastrointestinal (GI) symptoms or functional gastrointestinal disorders

(FGIDs) such as irritable bowel syndrome (IBS) and functional dyspepsia (FD) met the histologic criteria for eosinophilic gastritis (EG) and/or eosinophilic duodenitis (EoD). Since many people in the United States and worldwide suffer from chronic unexplained gastrointestinal symptoms or FGIDs, the results from this study suggest that the commercial opportunity for lirentelimab in EG and/or EoD may be larger than literature-based estimates. Based on the results from the ENIGMA study and end of Phase 2 meeting with the FDA, we began enrollment of a Phase 3 study in patients with EG and/or EoD and a Phase 2/3 study in patients with EoE. We expect results from these trials in the second half of 2021.

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

To date, we have not had any products approved for sale and have not generated any revenue nor been profitable. Further, we do not expect to generate revenue from product sales until such time, if ever, that we are able to successfully complete the development and obtain marketing approval for one of our product candidates. We will continue to require additional capital to develop our product candidates and fund operations for the foreseeable future. We have incurred significant operating losses to date and expect to incur significant operating losses for the foreseeable future. Our net losses were $109.2 million and $60.8 million for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, we had an accumulated deficit of $298.7 million.

Prior to completing our IPO in July 2018 and subsequent follow-on offering in August 2019, our operations had been historically financed primarily through the private placements of convertible debt instruments and convertible preferred stock. These private placements provided gross proceeds of $146.9 million. As of September 30, 2020, we had cash, cash equivalents and marketable securities of $419.8 million, which we believe will be sufficient to fund our planned operations for at least the next 12 months from the issuance of our financial statements.

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

November 2020 Follow-On Offering

On November 2, 2020, we closed an underwritten public offering (the “November 2020 Offering”) under our shelf registration statement on Form S-3 (File No. 333-233018) pursuant to which we sold an aggregate of 3,506,098 shares of our common stock at a public offering price of $82.00 per share.  We received aggregate net proceeds of $271.7 million, after deducting the underwriting discounts and commissions.

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

The following table summarizes our research and development expenses for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Lirentelimab (AK002) contract research and development	$18,438	$8,831	$41,441	$23,550
Consulting and personnel-related costs	9,831	5,703	25,844	16,502
Other unallocated research and development costs	2,111	1,533	9,726	5,224
Total	$30,380	$16,067	$77,011	$45,276

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

We anticipate that our general and administrative expenses will increase in the future to support our continued research and development activities including costs related to personnel, outside consultants, attorneys and accountants, among others. Additionally, we expect to incur costs associated with continuing to operate as a public company, including expenses related to maintaining compliance with the rules and regulations of the SEC, and those of any national securities exchange on which our securities are traded, additional insurance premiums, investor relations activities and other ancillary administrative and professional services.

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

We incurred $3.4 million of milestone expense for the nine months ended September 30, 2020 related to development milestones associated with the first patient dosed in our Phase 3 study with lirentelimab (AK002). We did not incur any milestone expense for the three and nine months ended September 30, 2019. Milestone payments are not creditable against royalties. As of September 30, 2020, we have not incurred any royalty liabilities related to our license agreements, as product sales have not yet commenced.

Exclusive License Agreement with The Johns Hopkins University

In December 2013, we entered into a license agreement with JHU for a worldwide exclusive license to develop, use, manufacture and commercialize covered product candidates including lirentelimab (AK002), which was amended in September 2016. Under the terms of the agreement, we have made upfront and milestone payments of $0.7 million through September 30, 2020 and we may be required to make aggregate additional milestone payments of up to $3.6 million. We also issued 88,887 shares of common stock as consideration under the JHU license agreement. In addition to milestone payments, we are also subject to single-digit royalties to JHU based on future net sales of each licensed therapeutic product candidate by us and our affiliates and sublicensees, with up to a low six-digit dollar minimum annual royalty payment.

Non-exclusive License Agreement with BioWa Inc. and Lonza Sales AG

In October 2013, we entered into a tripartite agreement with BioWa and Lonza for the non-exclusive worldwide license to develop and commercialize product candidates including lirentelimab (AK002) that are manufactured using a technology jointly developed and owned by BioWa and Lonza. Under the terms of the agreement, we have made milestone payments of $3.4 million through September 30, 2020 and we may be required to make aggregate additional milestone payments of up to $38.0 million. In addition to milestone payments, we are also subject to minimum annual commercial license fees of $40,000 per year to BioWa until such time as BioWa receives royalty payments, as well as low single-digit royalties to BioWa and to Lonza. Royalties are based on future net sales by us and our affiliates and sublicensees and vary dependent on Lonza’s participation as sole manufacturer for commercial production.

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

On an ongoing basis, we evaluate our judgments and estimates in light of changes in circumstances, facts and experience. During the three and nine months ended September 30, 2020, there were no other changes to our critical accounting policies as disclosed in our 2019 Annual Report on Form 10-K.

Recent Accounting Pronouncements

See Note 2 to our financial statements for recently issued accounting pronouncements, including the respective effective dates of adoption and effects on our results of operations and financial condition.

Results of Operations

Comparison of the Three Months Ended September 30, 2020 and 2019

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended September 30,
	2020	2019
Operating expenses
Research and development	$30,380	$16,067
General and administrative	12,055	7,517
Total operating expenses	42,435	23,584
Loss from operations	(42,435)	(23,584)
Interest income, net	766	1,887
Other expense, net	(417)	(35)
Net loss	(42,086)	(21,732)
Unrealized loss on marketable securities	(620)	(12)
Comprehensive loss	$(42,706)	$(21,744)

Research and Development Expenses

Research and development expenses were $30.4 million for the three months ended September 30, 2020 compared to $16.1 million for the three months ended September 30, 2019, an increase of $14.3 million. The period-over-period increase in research and development expenses is comprised of an additional $9.6 million of lirentelimab (AK002) contract research and development costs, $4.1 million of consulting and personnel-related costs primarily associated with increased hiring of R&D personnel and $0.6 million of other unallocated research and development costs primarily related to the conduct of in-house research.

General and Administrative Expenses

General and administrative expenses were $12.1 million for the three months ended September 30, 2020 compared to $7.5 million for the three months ended September 30, 2019, an increase of $4.6 million. The period-over-period increase in general and administrative expenses includes an additional $3.8 million of consulting and personnel-related costs associated primarily attributable to increased hiring of G&A personnel, including associated stock-based compensation expense. Other period-over-period changes included increases to G&A outside spend of $0.5 million related to legal costs, accounting and financial service costs, and costs incurred by our early commercial development efforts. Finally, we incurred incremental facilities and other administrative costs of $0.3 million not otherwise included in research and development expenses.

Interest Income, Net

Interest income, net, was $0.8 million for the three months ended September 30, 2020 compared to $1.9 million for the three months ended September 30, 2019, a decrease of $1.1 million. The period-over-period change was primarily attributable to lower interest rates.

Comparison of the Nine Months Ended September 30, 2020 and 2019

The following table summarizes our results of operations for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2020	2019
Operating expenses
Research and development	$77,011	$45,276
General and administrative	35,701	19,292
Total operating expenses	112,712	64,568
Loss from operations	(112,712)	(64,568)
Interest income, net	4,039	3,888
Other expense, net	(529)	(77)
Net loss	(109,202)	(60,757)
Unrealized gain on marketable securities	30	117
Comprehensive loss	$(109,172)	$(60,640)

Research and Development Expenses

Research and development expenses were $77.0 million for the nine months ended September 30, 2020 compared to $45.3 million for the nine months ended September 30, 2019, an increase of $31.7 million. The period-over-period increase in research and development expenses is comprised of an additional $17.9 million of lirentelimab (AK002) contract research and development costs, $9.3 million of consulting and personnel-related costs primarily associated with increased hiring of R&D personnel, $3.4 million related to a one-time in-licensing milestone expense incurred during the current year, and $1.1 million of other unallocated research and development costs primarily related to the conduct of in-house research.

General and Administrative Expenses

General and administrative expenses were $35.7 million for the nine months ended September 30, 2020 compared to $19.3 million for the nine months ended September 30, 2019, an increase of $16.4 million. The period-over-period increase in general and administrative expenses was primarily attributable to an additional $13.6 million of personnel-related costs, including associated stock-based compensation expense. Other period-over-period changes included increases to G&A outside spend of $2.0 million related to legal costs, accounting and financial service costs, and costs incurred by our early commercial development efforts. Finally, we incurred incremental facilities and other administrative costs of $0.8 million not otherwise included in research and development expenses.

Liquidity and Capital Resources

Sources of Liquidity

We are a clinical stage biotechnology company with a limited operating history. As a result of our significant research and development expenditures, we have generated net losses since our inception. Prior to completing our July 2018 IPO, August 2019 Offering and November 2020 Offering, we historically financed our operations primarily through the private placement of convertible preferred stock. These private placements provided gross proceeds of $146.9 million. We also had a debt facility with SVB, for an aggregate of $5.0 million, which was fully repaid and terminated during 2017.

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

We closed the November 2020 Offering under our shelf registration statement on Form S-3 (File No. 333-233018) pursuant to which we sold an aggregate of 3,506,098 shares of our common stock at a public offering price of $82.00 per share.  We received aggregate net proceeds of $271.7 million, after deducting underwriting discounts and commissions.

As of September 30, 2020, we had cash, cash equivalents and marketable securities of $419.8 million.

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

Summary Cash Flows

Comparison of the Nine Months Ended September 30, 2020 and 2019

The following table summarizes the primary sources and uses of our cash, cash equivalents, and restricted cash for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2020	2019
Net cash used in operating activities	$(79,509)	$(43,901)
Net cash provided by (used in) investing activities	141,422	(62,109)
Net cash provided by financing activities	4,023	381,155
Net increase in cash, cash equivalents and restricted cash	$65,936	$275,145

Cash Used in Operating Activities

Net cash used in operating activities was $79.5 million for the nine months ended September 30, 2020, which was primarily attributable to our net loss of $109.2 million adjusted for net noncash charges of $26.3 million and net changes in operating assets and liabilities of $3.4 million. Noncash charges included approximately $23.2 million in stock-based compensation expense, $1.2 million in depreciation and amortization expense, $1.7 million in amortization of premiums and discounts on marketable securities and $0.2 million in noncash lease expense.

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

Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities was $141.4 million for the nine months ended September 30, 2020, which consisted of $411.8 million in proceeds from maturities of marketable securities, partially offset by $270.3 million for the purchases of marketable securities and $0.1 million for the purchases of property and equipment.

Net cash used in investing activities was $62.1 million for the nine months ended September 30, 2019, which consisted of $259.4 million for the purchases of marketable securities and $0.7 million for the purchases of property and equipment, partially offset by $198.0 million in proceeds from maturities of marketable securities.

Cash Provided by Financing Activities

Net cash provided by financing activities was $4.0 million for the nine months ended September 30, 2020 primarily related to proceeds of $2.6 million received from employees for the exercise of stock options and $1.5 million received from employees for the purchase of common stock through the 2018 ESPP.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. As of September 30, 2020, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Information on our legal proceedings is set forth in Note 6 to the Unaudited Interim Financial Statements included under Part I, Item 1.

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

We have incurred net losses in each reporting period since our inception, have not generated any revenue to date and have financed our operations principally through the sale and issuance of common stock and preferred stock. Our net losses were $85.4 million for the year ended December 31, 2019 and $109.2 million for the nine months ended September 30, 2020. As of September 30, 2020, we had an accumulated deficit of $298.7 million. We have devoted substantially all of our resources and efforts to research and development. Our lead compound, lirentelimab (AK002), is in clinical development, and our other product candidates are in preclinical development. As a result, we expect that it will be several years, if ever, before we generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to develop and market additional potential products.

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

As of September 30, 2020, we had $419.8 million in cash, cash equivalents and investments in marketable securities, which includes proceeds from our July 2018 initial public offering and concurrent private placement that we completed on July 23, 2018 and from our subsequent follow-on offering in August 2019. This amount excludes the $271.7 million of aggregate net proceeds we received from our November 2020 Offering, after deducting underwriting discounts and commissions. We believe that our existing cash, cash equivalents and investments in marketable securities will enable us to fund our operating expenses and capital expenditure requirements through at least the next 12 months. Our estimate as to how long we expect our existing cash, cash equivalents and investments in marketable securities to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

We plan to use our existing cash, cash equivalents and investments in marketable securities to fund our development of lirentelimab (AK002) and for other research and development activities, working capital and other general corporate purposes. This may include additional research, hiring additional personnel, capital expenditures and the costs of operating as a public company. Advancing the development of lirentelimab (AK002) and any other product candidates will require a significant amount of capital. Our existing cash, cash equivalents and investments in marketable securities will not be sufficient to fund all of the actions that are necessary to complete the development of lirentelimab (AK002) or any of our other product candidates. We will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources, which may dilute our stockholders or restrict our operating activities. We do not have any committed external source of funds. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.

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

Our future success is dependent on our ability to timely complete clinical trials and obtain marketing approval for, and then successfully commercialize lirentelimab (AK002), our lead compound, for one or more indications. Lirentelimab (AK002) is in the clinical stages of development and we are investing the majority of our efforts and financial resources in the research and development of lirentelimab (AK002) for multiple indications. Lirentelimab (AK002) will require additional clinical development, evaluation of clinical, preclinical and manufacturing activities, marketing approval from government regulators, substantial investment and significant marketing efforts before we generate any revenues from product sales. We are not permitted to market or promote lirentelimab (AK002), or any other product candidates, before we receive marketing approval from the FDA and comparable foreign regulatory authorities, and we may never receive such marketing approvals.

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

Patient enrollment may be affected if our competitors have ongoing clinical trials for product candidates that are under development for the same indications as our product candidates, and patients who would otherwise be eligible for our clinical trials instead enroll in clinical trials of our competitors’ product candidates. Patient enrollment may also be affected by other factors, including:

•	travel and other restrictions due to pandemics such as COVID-19;
•	size and nature of the patient population;
•	severity of the disease under investigation;
•	availability and efficacy of approved drugs for the disease under investigation;
•	patient eligibility criteria for the trial in question;
•	perceived risks and benefits of the product candidate under study;
•	efforts to facilitate timely enrollment in clinical trials;
•	patient referral practices of physicians;
•	the ability to monitor patients adequately during and after treatment;
•	proximity and availability of clinical trial sites for prospective patients; and
•	continued enrollment of prospective patients by clinical trial sites.

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

Our development program is studying patients with eosinophilic gastritis (“EG”) and/or eosinophilic duodenitis (“EoD”). Varied terminology had been used in the literature to describe mucosal eosinophilia in the stomach and duodenum (including eosinophilic gastritis, eosinophilic duodenitis, eosinophilic gastroenteritis and eosinophilic enteritis), and the nomenclature for grouping non-esophageal eosinophil gastrointestinal disorders (“EGIDs”), both within the medical industry and the relevant regulatory agencies, as well as the ultimate indication and label for lirentelimab (AK002), have yet to be finalized/agreed upon. For example, in a recent communication with the FDA, they commented that they believe further characterization of isolated EoD is needed to determine whether this condition is a subtype of EG or whether it should be considered a distinct indication.   The FDA stated they were taking this position because the field of eosinophilic gastrointestinal diseases is advancing rapidly and that data from published literature, the academic community, and your development program would be informative. It is possible based on our communications that the FDA may determine EoD or any other subset of EGIDs are not separate disease processes.  If the FDA determines that EoD is not a separate disease process, but the EoD population is included in the approval as a subset of an approved condition, then such  a determination could cause confusion and adversely impact doctors’ ability or willingness to prescribe our medication. In addition, if any particular subset of the EGID population falls outside the label, our marketing authorization would not extend to that population, which would impact the potential addressable market for our drug.  Ultimately, whether lirentelimab (AK002) will be used to treat any subset of EGID patients will depend on the agency’s view of the efficacy and safety of lirentelimab (AK002), and our overall clinical development program.

The lengthy regulatory approval process, as well as the unpredictability of the results of clinical trials, may result in our failing to obtain regulatory approval to market any of our product candidates, which would significantly harm our business, results of operations and prospects.

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

Given the FDA’s stated uncertainty surrounding EGID diseases, it is possible the FDA could decide EGIDs in general, or any subset of the EGID population, is a much larger market and accordingly ineligible for orphan drug status.  We have obtained orphan drug designation for EG, EGE and EoE in the U.S. but further redefinitions of the EGID diseases by the FDA could cause us to lose such status.  Were this to occur, we would not only lose the financial incentives and exclusivity granted to orphan drugs, we could also be forced to undertake larger or additional clinical trials which could impact our proposed timeline for introducing lirentelimab (AK002) and impact our business, financial condition and results of operations.

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

At September 30, 2020, we had 114 full-time employees, including 76 employees engaged in research and development. In order to successfully implement our development and commercialization plans and strategies, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

General Business Risks

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

We are subject to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended (“Exchange Act”). We designed our disclosure controls and procedures to reasonably assure that information we must disclose in reports we file or submit under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

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

Our facility is located in a seismically active region and in a state which also experiences large scale wildfires from time to time. We have not undertaken a systematic analysis of the potential consequences to our business and financial results from a major earthquake, fire, power loss, terrorist activity or other disasters and do not have a recovery plan for such disasters. In addition, we are in the process of constructing a new office and laboratory facility in San Carlos, California pursuant to a lease agreement we entered into in December 2019. We may encounter difficulties and delays in construction as well as in obtaining necessary validation, permits, licenses, and certifications for this facility. For example, as circumstances around the COVID-19 pandemic are evolving, government-imposed quarantines and restrictions may require us to temporarily halt construction or validation activities. Furthermore, we may not be able to fully occupy this facility on our currently anticipated timeline, which could negatively impact our financial results given the fixed costs associated with the lease. If we are unable to complete construction in a timely and satisfactory manner, obtain the necessary permits, licenses, certificates, and accreditations or fully occupy this facility, we may be unable to meet our currently anticipated development timelines for our product candidates, which would negatively impact our reputation, commercial plans and results of operations.

In addition, we do not carry sufficient insurance to compensate us for actual losses from interruption of our business that may occur, and any losses or damages incurred by us could harm our business. We maintain multiple copies of each of our antibody sequences and electronic data records, most of which we maintain at our headquarters. If our facility were impacted by a seismic event, we could lose all our antibody sequences, which would have an adverse effect on our ability to discover new targets.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2019, we had gross U.S. federal and state net operating loss carryforwards of $210.2 million and $42.4 million , respectively. Federal net operating loss carryforwards of $148.3 million, which were generated after December 31, 2017, do not expire.  The remaining $61.9 million of federal net operating loss carryforwards expire beginning in 2032.  It is possible that we will not generate taxable income in time to use our net operating loss carryforwards before their expiration (if applicable) or at all. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage points change (by value) in the ownership of its equity over a rolling three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and certain other pre-change tax attributes to offset its post-change income and taxes may be limited. We have not yet undertaken an analysis under Sections 382 and 383 of the Internal Revenue Code to see if any of our net operating loss carryforwards were limited as a result of our prior stock sales, including those made as part of our initial public offering. As a result, we may have experienced such ownership changes in the past, and we may experience ownership changes in the future as a result of shifts in our stock ownership, some of which are outside our control. Accordingly, our ability to utilize our net operating loss carryforwards and certain other tax attributes could be limited by an “ownership change” as described above, which could result in increased tax liability to our company.

Risks Related to Ownership of Our Common Stock

The market price of our stock may continue to be volatile, which could result in substantial losses for investors.

The trading price of our common stock has been, and is likely to continue to be, highly volatile and subject to wide fluctuations in response to various factors, some of which we cannot control. We priced our initial public offering at $18.00 per share on July 19, 2018, and our common stock reached a high of $139.99 per share during the fourth quarter of 2019. As of November 5, 2020, the closing price of our common stock was $98.87. The trading price of our common stock could be subject to wide fluctuations in response to various factors, which in addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q, include:

•	the timing and results of preclinical studies and clinical trials of our product candidates or those of our competitors;
•	the success of competitive products or announcements by potential competitors of their product development efforts;
•	regulatory actions with respect to our products or our competitors’ products;
•	impacts and developments in the COVID-19 pandemic;
•	actual or anticipated changes in our growth rate relative to our competitors;
•	regulatory or legal developments in the United States and other countries;
•	developments or disputes concerning patent applications, issued patents or other proprietary rights;
•	the recruitment or departure of key scientific or management personnel;
•	announcements by us or our competitors of significant acquisitions, strategic collaborations, joint ventures, collaborations or capital commitments;
•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
•	fluctuations in the valuation of companies perceived by investors to be comparable to us;
•	market conditions in the pharmaceutical and biotechnology sector;
•	changes in the structure of healthcare payment systems;
•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;
•	announcement or expectation of additional financing efforts;
•	sales of our common stock by us, our insiders or our other stockholders;
•	expiration of market stand-off or lock-up agreements; and
•	general economic, industry and market conditions.

In addition, the stock market in general, and pharmaceutical and biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies, including in response to the COVID-19 pandemic. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. The realization of any of the above risks or any of a broad range of other risks, including those described in this “Risk Factors” section, could have a dramatic and adverse impact on the market price of our common stock.

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

Furthermore, our operating results may fluctuate due to a variety of other factors, many of which are outside of our control and may be difficult to predict, including the following:

•	delays or increased costs related to the COVID-19 global pandemic;
•	the timing and cost of, and level of investment in, research and development activities relating to our current and any future product candidates, which will change from time to time;
•	our ability to enroll patients in clinical trials and the timing of enrollment;
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
•

the risk/benefit profile, cost and reimbursement policies with respect to our product candidates, if approved, and existing and potential future products that compete with lirentelimab (AK002) and any of our future product candidates;

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, partnerships and marketing, distribution or licensing arrangements. We do not have any committed external source of funds. We may also from time to time issue additional shares of common stock at a discount from the then current trading price of our common stock. As a result, our stockholders would experience immediate dilution upon the purchase of any shares of our common stock sold at such discount. In addition, as opportunities present themselves, we may enter into financing or similar arrangements in the future, including the issuance of debt securities, preferred stock or common stock. If we issue common stock or securities convertible into common stock, our stockholders would experience additional dilution and, as a result, our stock price may decline. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

As of September 30, 2020, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 96.3% of our outstanding voting stock. As a result, this group of stockholders has the ability to significantly influence all matters requiring stockholder approval, including the election of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

We are currently and may in the future be subject to securities litigation, which is expensive and could divert management attention.

The market price of our common stock may be volatile and, in the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We are currently and may in the future be the target of this type of litigation. For example, on March 10, 2020, a putative securities class action complaint captioned Kim v. Allakos et al., No. 20-cv-01720 (N.D. Cal.) was filed in the United States District Court for the Northern District of California against us, our Chief Executive Officer, Dr. Robert Alexander, and our Chief Financial Officer, Mr. Leo Redmond. The complaint asserts claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and seeks damages based on alleged material misrepresentations and omissions concerning our Phase 2 clinical trials of antolimab (AK002). The proposed class period is August 5, 2019, through December 17, 2019, inclusive. This or other securities litigation against us could result in substantial costs and divert our management's attention from other business concerns, which could seriously harm our business.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable

Item 3. Defaults Upon Senior Securities.

Not applicable

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

None

Item 6. Exhibits.

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Number	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-38582	3.1	7/24/2018

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-38582	3.2	7/24/2018

10.1*+	Commercial Supply Agreement, dated as of April 7, 2020, by and between Lonza Sales AG and the Registrant.	10-Q	001-38582	10.1	5/11/2020
10.2*	Amended and Restated Outside Director Compensation Policy.	10-Q	001-38582	10.2	5/11/2020

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, has been formatted in Inline XBRL.

*	Filed herewith.
**	Furnished herewith.
+	Certain portions of the exhibit have been omitted in accordance with the Securities and Exchange Commission’s rules and regulations regarding confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Allakos Inc.

Date: November 9, 2020	By:	/s/ Robert Alexander
Robert Alexander
Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2020	By:	/s/ Leo Redmond
Leo Redmond
Chief Financial Officer (Principal Financial and Accounting Officer)