Form 10-K
period 2020-12-31
Allakos Inc.
filed 2021-03-01
CIK 1564824

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant based on the closing price of the Registrant’s Common Stock on the Nasdaq Global Select Market as of June 30, 2020 was $2,155.5 million.

The number of shares of Registrant’s Common Stock outstanding as of February 23, 2021 was 53,117,414.

Portions of the Registrant’s Definitive Proxy Statement relating to the registrant’s 2020 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s 2020 fiscal year ended December 31, 2020.

i

PART I

Item 1. Business.

Overview

We are a clinical stage biotechnology company developing lirentelimab (AK002), our wholly owned monoclonal antibody, for the treatment of various mast cell and eosinophil related diseases. Lirentelimab selectively targets both mast cells and eosinophils, two types of white blood cells that are widely distributed in the body and play a central role in the inflammatory response. Inappropriately activated mast cells and eosinophils have been identified as key drivers in a number of severe diseases affecting the gastrointestinal tract, eyes, skin, lungs and other organs. Our initial focus is on eosinophilic gastrointestinal diseases which include eosinophilic gastritis (“EG”), eosinophilic duodenitis (“EoD”) which has also been referred to as eosinophilic gastroenteritis, and eosinophilic esophagitis (“EoE”); in addition, lirentelimab has the potential to treat a number of other severe diseases. Lirentelimab has received orphan disease status for EG, EoD, and EoE from the U.S. Food and Drug Administration (the “FDA”). Lirentelimab completed a randomized, double-blind, placebo-controlled Phase 2 study in patients with EG and/or EoD (see ENIGMA study results). The ENIGMA study met all prespecified primary and secondary endpoints when compared to placebo and results were published in the New England Journal of Medicine. ENIGMA patients that continued to receive lirentelimab treatment for at least 52 weeks have experienced continued symptom improvement with an average 70% reduction in EG and EoD symptoms. Additionally, patients in the ENIGMA study with co-morbid EoE showed histologic and symptomatic improvement when treated with lirentelimab compared to placebo. Based on the results from the ENIGMA study and End of Phase 2 meeting with the FDA, we began enrollment of a Phase 3 study in patients with EG and/or EoD and a Phase 2/3 study in patients with EoE. We expect results from these trials in the fourth quarter of 2021.

Despite the knowledge that mast cells and eosinophils drive many pathological conditions, there are no approved therapies that selectively target both mast cells and eosinophils. Lirentelimab binds to Siglec-8, an inhibitory receptor found on mast cells and eosinophils, which represents a novel mechanism to selectively inhibit or deplete these important immune cells and thereby potentially resolve inflammation. We believe lirentelimab is the only Siglec-8 targeting antibody currently in clinical development and may have advantages over current treatment options available to patients for the diseases we are pursuing.

Our lead indication is EG and/or EoD, which are chronic, often severe, inflammatory diseases characterized by persistent gastrointestinal symptoms and elevated and activated eosinophils in the stomach and/or, duodenum, respectively. Emerging data suggests that activated mast cells also contribute to disease pathogenesis. Common symptoms of the diseases include abdominal pain, nausea, diarrhea, bloating, cramping, early satiety, loss of appetite, vomiting and weight loss. There are no treatments approved specifically for these diseases. Treatment with systemic steroids can provide symptomatic improvement, but long-term treatment with steroids is generally not possible due to the numerous side effects. Published literature reports the prevalence of EG and EoD in the United States to be approximately 50,000 people. However, we believe that these diseases may be significantly underdiagnosed or misdiagnosed as other gastrointestinal diseases.

Initial evidence of underdiagnosis came from the ENIGMA study. During the enrollment phase of the ENIGMA study, our investigational sites screened patients that had not been previously diagnosed with EG or EoD. Many of these patients had chronic unexplained gastrointestinal symptoms or had been previously diagnosed with a functional gastrointestinal disorder (“FGID”) such as irritable bowel syndrome (“IBS”) and functional dyspepsia (“FD”). Of 26 patients biopsied with no prior EG or EoD diagnosis, 15 (58%) were found to have EG or EoD and were therefore eligible for enrollment in the ENGIMA study. The high rate of discovery among previously undiagnosed patients suggested that many patients with chronic gastrointestinal symptoms (including those diagnosed with IBS, FD or nonspecific gastritis) have EG and/or EoD. More recently, we have confirmed these findings in a large prospective study examining the rates of elevated eosinophil and mast cell levels in patients with chronic unexplained gastrointestinal symptoms or FGIDs such as IBS and FD. In this prevalence study 45% (181 of 405) of patients biopsied met the histologic criteria for EG and/or EoD (See Prevalence Study results for more information). Millions of patients in the U.S. are under the care of a gastroenterologist and suffer from chronic unexplained gastrointestinal symptoms or FGIDs. Our results provide evidence that prevalence of EG and EoD is significantly higher than reported in the literature.

Our other late-stage trial is in EoE, a severe orphan gastrointestinal disease characterized by dysphagia (difficulty swallowing) resulting from inflammation caused by elevated and inappropriately activated mast cells and eosinophils. Lirentelimab has received orphan drug designation for EoE from the FDA. The estimated prevalence of EoE in the United States is approximately 150,000-200,000 patients and there are no treatments currently approved specifically for this disease.

Lirentelimab also showed promising activity in clinical studies in chronic urticaria (“CU”, see Chronic Urticarias for clinical results), indolent systemic mastocytosis (“ISM”, see Indolent Systemic Mastocytosis for clinical results), severe allergic conjunctivitis (“SAC”, see severe allergic conjunctivitis for clinical results), and mast cell gastrointestinal disease (“MGID”, see mast cell gastritis clinical results). In addition, patients in clinical studies with atopic comorbidities such as asthma, atopic dermatitis, and allergic rhinitis experienced improvements in these conditions. The activity observed in these studies suggests that lirentelimab could provide significant benefit to patients suffering from these diseases and highlights the potential of lirentelimab to broadly inhibit mast cells and deplete eosinophils in different disease settings.

Figure 1: Potential lirentelimab clinical indications, indications with completed studies shown in bold

To date, lirentelimab has been administered intravenously in our clinical efficacy studies. Lirentelimab has generally been well-tolerated in each of our clinical trials. The most common adverse event with intravenous lirentelimab has been the occurrence of mild to moderate infusion related reactions, consisting of flushing, feeling of warmth, headache, nausea or dizziness, which occurred mostly during the first infusion and diminished or did not occur on subsequent infusions. We also have developed a formulation of lirentelimab for subcutaneous (“SC”) administration and have completed a Phase 1 study in healthy volunteers evaluating the safety, tolerability and pharmacokinetics of SC lirentelimab (for additional information, see “Lirentelimab Clinical Development–Subcutaneous Lirentelimab”). SC lirentelimab provided prolonged eosinophil depletion supporting monthly administration and was well tolerated; there were no serious adverse events, no injection site reactions, and no injection-related reactions.

Lirentelimab efficacy and proof of concept studies are listed in Figure 2 below.  See “Lirentelimab Clinical Development” for further detail on these studies.

Figure 2. Lirentelimab Efficacy and Proof of Concept Studies

Study	Milestone
Phase 3 Eosinophilic Gastritis and/or Duodenitis	Data Expected Q4 2021
Phase 2/3 Eosinophilic Esophagitis	Data Expected Q4 2021
Phase 3 Eosinophilic Duodenitis	Initiation Expected Q2 2021
Phase 2/3 SC Lirentelimab Eosinophilic Gastritis and/or Duodenitis	Initiation Expected H2 2021
Phase 1 Mast Cell Gastrointestinal Disease	Completed 2020
Phase 2 Eosinophilic Gastritis and/or Duodenitis	Completed 2019
Phase 2 Chronic Urticaria	Completed 2019
Phase 1 Severe Allergic Conjunctivitis	Completed 2019
Phase 1 Indolent Systemic Mastocytosis	Completed 2019

Understanding the Foundation of Our Approach

Background on Mast Cells, Eosinophils and Siglec-8

Mast cells and eosinophils are involved in many inflammatory conditions and therefore represent attractive drug targets. Mast cells and eosinophils can respond to signals from allergens, tissues, bacteria, viruses and also cells of the innate and adaptive immune system. In response, they release a large variety of mediators which can result in tissue damage, fibrosis and the recruitment and activation of other innate and adaptive immune cells. The ability to respond to signals from multiple cell types and the diverse array of mediators that they produce place mast cells and eosinophils in the center of multiple aspects of the inflammatory response.

Eosinophils are normally present in the blood and tissues, especially in the mucosal linings of the respiratory and lower gastrointestinal tract. However, they can be recruited to any site of the body in the setting of inflammation. Mast cells reside within tissues and all vascularized organs, often located in close proximity to blood vessels, nerves and lymphatics. Sites include the dermis, gut mucosa and submucosa, conjunctiva and pulmonary alveoli and airways. As a result of their widespread location and potent inflammatory activity, mast cells and eosinophils have been identified as key drivers in a number of severe diseases of the gastrointestinal tract, eyes, skin and lungs as well as diseases which affect multiple organ systems.

Siglec-8 is an inhibitory receptor selectively expressed on eosinophils, mast cells and, to a lesser extent, on basophils. Because Siglec-8 is expressed in high abundance only on mast cells and eosinophils, it presents a novel way to selectively target these important immune cells. As an inhibitory receptor, the natural function of Siglec-8 is to counteract activating signals within mast cells and eosinophils that lead to an inflammatory response. By binding to Siglec-8, lirentelimab is able to selectively target mast cells and eosinophils to resolve inflammation.

Mast cells and Eosinophils are Effector Cells That are Central to Initiating and Maintaining Inflammatory Responses

Mast cells and/or eosinophils respond to a variety of activating signals including those from cell-cell contact, allergens bound to IgE, neuropeptides (such as Substance P), cytokines including IL-33, thymic stromal lymphopoietin (“TSLP”), IL-5, IL-4 and IL-13 and viruses through Toll-Like Receptor-3. In response to these and other activating signals, mast cells and eosinophils produce a broad range of inflammatory mediators that cause tissue damage and contribute to acute and chronic inflammation. These mediators include vasoactive amines, bioactive lipids, proteases, chemokines and cytokines. The mediators, their functions and their contribution to disease pathogenesis are described in more detail below.

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

Siglec-8 is an Attractive Target for Mast Cell and Eosinophil Driven Diseases

Siglec-8 (sialic acid immunoglobulin-like lectin 8) is a constitutively expressed inhibitory receptor that is restricted to eosinophils, mast cells and to a lesser extent, basophils (approximately 1/100 the level on mast cells and eosinophils). The physiological function of Siglec-8 is to provide an inhibitory signal to mast cells and eosinophils. Siglec-8 exerts these effects through an intracellular immunoreceptor tyrosine-based inhibitory motif (“ITIM”) and ITIM-like motif. In contrast to approaches which block a single activating cytokine or receptor, targeting the ITIM signaling cascade (via Siglec-8) has the potential to counteract a broad array of activating signals, which could allow for the treatment of multiple diseases. Antibodies to Siglec-8 have been shown to trigger antibody-dependent cellular cytotoxicity (“ADCC”) of blood eosinophils and apoptosis of tissue eosinophils and to inhibit the release of inflammatory mediators from mast cells. In the human clinical studies, lirentelimab has depleted eosinophils and demonstrated mast cell inhibitory activity in multiple disease settings including EG, EoD, EoE, CU, SAC, and ISM. In summary, the expression pattern and broad inhibitory function make Siglec-8 an attractive target for treatment of mast cell and eosinophil driven diseases.

Figure 4. Siglec-8 Triggers Apoptosis of Eosinophils and Inhibition of Mast Cells

Our Strategy

Lirentelimab has shown activity in humans as well as activity in a broad array of animal disease models of mast cell and eosinophil driven diseases. We have prioritized our lirentelimab development efforts based on our assessment of the probability of clinical and regulatory success, unmet medical need and potential market opportunity. We have assembled a team with a proven track record and deep experience in antibody discovery and in clinical development, commercialization, operations and finance from companies such as Genentech, Gilead, Intermune, Novo Nordisk, Pfizer, ZS Pharma and others.

The key elements of our strategy are to:

•

Rapidly advance lirentelimab through clinical development in EG, EoD and EoE. Lirentelimab has secured orphan drug designation for the treatment of EG and EoD from the FDA. We believe the positive results from our Phase 2 ENIGMA study in patients with EG and/or EoD, in conjunction with our Phase 3 study, will serve as the basis for demonstrating safety and efficacy in our biologics license application (“BLA”) and market authorization application submissions. Lirentelimab has secured orphan drug designation for the treatment of EoE from the FDA. We are conducting a Phase 2/3 study in patients with EoE and expect results in Q4 2021.

•

Evaluate additional eosinophilic and mast cell driven conditions. We have completed trials in patients with MGID, CU, ISM, and SAC and will continue to evaluate commercial opportunities in these, as well as other indications.

•

Build commercial capability and retain rights in key markets. We intend to retain the rights to lirentelimab in key markets for the time being, and plan to commercialize lirentelimab in the U.S through a specialty sales force.

Lirentelimab Clinical Development

Lirentelimab was designed to take advantage of the selective expression pattern and inhibitory function of Siglec-8, an inhibitory receptor found on eosinophils, mast cells, and to a lesser extent, on basophils. Lirentelimab is a humanized antibody that binds to Siglec-8 with high affinity (bivalent binding avidity KD = 17 pM, determined by surface plasmon resonance analysis). Binding of lirentelimab to Siglec-8 on mast cells and eosinophils triggers apoptosis of eosinophils and inhibition of mast cells. Lirentelimab is a non-fucosylated IgG1 antibody engineered to have potent ADCC. ADCC is a mechanism whereby the binding of an antibody like lirentelimab to a target cell in the blood, such as an eosinophil, triggers a natural killer (“NK”) cell, to bind to the Fc portion of the antibody bound to the target cell, thereby destroying the antibody-bound cell. This provides lirentelimab with an additional mechanism to deplete eosinophils present in blood. As a result of these dual modes of action, lirentelimab has been shown to deplete eosinophils in blood and tissue, and to inhibit the release of inflammatory mediators from mast cells.

Lirentelimab has demonstrated activity in a broad array of animal disease models of eosinophilic and mast cell-driven diseases. Consistent with these experiments, human trials have shown that lirentelimab depletes blood eosinophils and inhibits mast cells in multiple different diseases including EG, EoD, EoE, CU, ISM, and SAC. Based on the promising results in the ENIGMA study, we have initiated a Phase 3 study in EG and/or EoD and a Phase 2/3 study in EoE, with the results of the studies expected in the fourth quarter of 2021. To date, lirentelimab has been administered intravenously in our clinical efficacy studies. Lirentelimab has generally been well-tolerated in each of our clinical trials. The most common adverse event with intravenous lirentelimab has been the occurrence of mild to moderate infusion related reactions, consisting of flushing, feeling of warmth, headache, nausea or dizziness, which occurred mostly during the first infusion and diminished or did not occur on subsequent infusions.

Subcutaneous Lirentelimab

We also have developed a formulation of lirentelimab for subcutaneous administration and have completed a randomized, double-blind, placebo-controlled, single dose, dose ranging Phase 1 study in healthy volunteers evaluating the safety, tolerability and pharmacokinetics of SC lirentelimab. Bioavailability of SC lirentelimab was 63% and SC lirentelimab resulted in extended eosinophil suppression at all dose levels tested. At dose levels of 3.0 and 5.0 mg/kg and with the fixed dose of 300 mg, SC lirentelimab resulted in eosinophil suppression in all subjects through Day 85. The pharmacokinetic and pharmacodynamic results suggest that SC lirentelimab may be given monthly or potentially less frequently. SC lirentelimab was well tolerated, and there were no serious adverse events, no injection site reactions, and no injection-related reactions with SC lirentelimab.

Eosinophilic Gastrointestinal Diseases (“EGIDs”)

EGIDs are a collection of chronic inflammatory disorders that share a similar eosinophilic driven inflammation that occurs along different segments of the gastrointestinal (“GI”) tract. Based on the site of eosinophilic infiltration, EGIDs are categorized into EoE (esophagus), EG (stomach), EoD (duodenum), and eosinophilic colitis (colon). There are no treatments currently approved specifically for these diseases and lirentelimab has secured orphan drug designation for EG, EoD, and EoE from the FDA.

It is believed that EGIDs arise in some patients from food allergies or other allergens that cause a hypersensitivity reaction that leads to recruitment of eosinophils to the GI tract. Mast cells are also elevated and activated and are believed to play a significant role. The gastrointestinal symptoms are believed to be due to the release of inflammatory mediators from activated eosinophils and mast cells. Elevated serum immunoglobulin E (“IgE”) levels and food-specific IgE are correlated with EG in some patients and provide evidence for the allergy hypothesis and mast cell involvement. We have recently demonstrated that in biopsies of patients with symptomatic EG, mast cells are present in elevated numbers compared to normal controls and that the mast cells are also in an increased activation state, providing additional evidence for a pathogenic role of mast cells in EGIDs.

Figure 5. Mast Cells and Eosinophils are Elevated in EGIDs

Because lirentelimab directly depletes eosinophils and broadly inhibits mast cells, we believe it has the potential to be a superior treatment in comparison to agents acting only on one cell type or pathway.

Eosinophilic Gastritis and Eosinophilic Duodenitis

EG and EoD are diseases characterized by chronic inflammation due to infiltration of eosinophils and mast cells into layers of the stomach and duodenum. Symptoms commonly include abdominal pain, nausea, vomiting, diarrhea, early satiety, loss of appetite, abdominal cramping, bloating, malnutrition and weight loss. EG and EoD can occur with eosinophilia isolated to the stomach or duodenum, or often in combination. Diagnosis is established based on clinical presentation (gastrointestinal symptoms) combined with increased tissue eosinophils in biopsy specimens from the stomach and/or duodenum without any other cause for the eosinophilia. The presence of greater than or equal to 30 eosinophils per high-powered field (“HPF”) in 5 HPFs in the stomach indicates the presence of EG, and the presence of greater than or equal to 30 eosinophils per HPF in 3 HPFs in the duodenum indicates the presence of EoD. Based on ICD-9 codes, the prevalence of EG and EoD in the United States has previously been reported in the literature to be approximately 50,000 patients. However, we believe these diseases may be significantly under-diagnosed, or mis-diagnosed as other gastrointestinal diseases (such as irritable bowel syndrome or functional dyspepsia), based on observations from the ENIGMA study as well as results of a prevalence study we conducted to assess the prevalence of EG and EoD in patients with chronic gastrointestinal symptoms.

Eosinophilic Gastritis and Eosinophilic Duodenitis Prevalence Study

Initial evidence of underdiagnosis came from the ENIGMA study. During the enrollment phase of the ENIGMA study, our investigational sites screened patients that had not been previously diagnosed with EG or EoD. Many of these patients had chronic unexplained gastrointestinal symptoms or had been previously diagnosed with a functional gastrointestinal disorder (“FGID”) such as irritable bowel syndrome (“IBS”) and functional dyspepsia (“FD”). Of 26 patients biopsied with no prior EG or EoD diagnosis, 15 (58%) were found to have EG or EoD and were therefore eligible for enrollment in the ENGIMA study. The high rate of discovery among previously undiagnosed patients suggested that some patients with chronic gastrointestinal symptoms (including those with IBS, FD or nonspecific gastritis) have EG and/or EoD.

More recently, we have confirmed these findings in a prospective prevalence study examining the rates of elevated eosinophil and mast cell levels in 556 patients with chronic unexplained gastrointestinal symptoms or FGIDs such as IBS and FD. The prospective, multi-center study assessed eosinophil and mast cell levels in biopsies obtained from patients with active, chronic unexplained gastrointestinal symptoms or FGIDs. Inclusion in the study required patients to have ≥6-month history of abdominal pain, abdominal cramping, nausea, vomiting, diarrhea, bloating and/or early satiety without identifiable cause and unresponsive to pharmacologic or dietary intervention, or a diagnosis of IBS or FD. Gastric and duodenal biopsies were performed in patients who had an average weekly single symptom severity score ≥3 (on a 10 point scale) for abdominal pain, abdominal cramping, nausea, vomiting, diarrhea, bloating or early satiety and a total symptom severity score ≥10 as assessed by the patient reported outcome (“PRO”) questionnaire used in our Phase 2 (ENIGMA) and Phase 3 EG and/or EoD studies.

In this study, 73% (405 of 556) of patients screened met the symptom severity criteria and underwent endoscopy with biopsy. Of the patients biopsied, 45% (181 of 405) met the histologic criteria for EG and/or EoD (≥30 eosinophils/HPF in 5 HPFs of the stomach and/or ≥30 eosinophils/HPF in 3 HPFs of the duodenum, respectively), representing 33% (181 of 556) of patients screened. Since millions of people in the United States and worldwide suffer from chronic unexplained gastrointestinal symptoms or FGIDs, the results from these studies suggest that EG and/or EoD may be more common than previously documented in the literature.

Eosinophilic Esophagitis

EoE is an orphan disease characterized by eosinophil and mast cell driven inflammation of the esophagus. Common symptoms of EoE include dysphagia (difficulty swallowing), food impaction, nausea and vomiting. Diagnosis is established based on clinical presentation (dysphagia) combined with increased tissue eosinophils in biopsy specimens from the esophagus without any other cause for the eosinophilia. The presence of greater than 15 eosinophils per HPF in an esophageal biopsy identifies the presence of EoE. The estimated prevalence of EoE in the United States is approximately 200,000 patients.

Current Therapies and Limitations

There are no FDA-approved treatments for EG, EoD or EoE. Current therapies and disease management strategies include restricted/elemental diets and systemic or topical corticosteroids. Restricted/elemental diets are designed to avoid foods which trigger symptoms. Unfortunately for most patients the restricted/elemental diets are only partially effective and mainly used as a strategy to provide nutrition despite continuing symptoms. Corticosteroids, systemic or topical, can provide symptom relief, but are not appropriate for long-term treatment due to their numerous side effects.

ENIGMA Study: Phase 2 Study in Patients with EG and/or EoD

Study Design

The ENIGMA study, a randomized, double-blind, placebo-controlled Phase 2 study of lirentelimab enrolled patients with active, biopsy-confirmed EG and/or EoD. Patients were required to be moderately to severely symptomatic based on a patient reported symptom questionnaire and to subsequently have biopsy confirmed eosinophilia of the stomach (≥ 30 eosinophils/HPF in 5 HPFs) and/or duodenum (≥ 30 eosinophils/HPF in 3 HPFs). Qualifying patients were randomized 1:1:1 to receive: (a) 0.3 mg/kg of lirentelimab for the first month followed by three doses of 1.0 mg/kg given monthly, (b) 0.3 mg/kg of lirentelimab for the first month followed by 1.0 mg/kg, 3.0 mg/kg and 3.0 mg/kg given monthly, or (c) a monthly placebo. Disease symptoms were measured daily using a patient reported symptom questionnaire that scored 8 symptoms on a scale from 0 to 10 (abdominal pain, nausea, vomiting, early satiety, loss of appetite, abdominal cramping, bloating, and diarrhea). Endpoints were assessed per protocol in a prespecified hierarchical order using biopsies collected at the end of study and symptom questionnaires collected over the last two weeks of study prior to biopsy. The primary endpoint was the percent change from baseline in the number of tissue eosinophils obtained from gastric or duodenal biopsies. The secondary endpoints were (1) proportion of patients with a greater than 75% reduction in tissue eosinophil counts from biopsies and a greater than 30% reduction in Total Symptom Score (“TSS”) from the patient reported questionnaire and (2) the percent change from baseline in the TSS.

Study Results

Lirentelimab showed a statistically significant benefit when compared to placebo on all primary and secondary endpoints for each of the high dose, low dose, and combined high/low dose lirentelimab groups. The data demonstrate that lirentelimab produced histological resolution of gastrointestinal tissue eosinophilia and improved disease symptoms, and that these benefits occurred in the same individuals. Results from this study were recently published in the New England Journal of Medicine.

Figure 6: Topline results from the ENIGMA study

Primary and Secondary Endpoints	Placebo (n=20)	High Dose lirentelimab (n=20)	Low Dose lirentelimab (n=19)	Combined lirentelimab (n=39)
1° Endpoint: change in gastric or duodenal eosinophil counts	+10%	-97%	-92%	-95%
p–value	—	<0.0001	<0.0001	<0.0001
2° Endpoint: treatment responders [1]	5%	70%	68%	69%
p–value	—	0.0009	0.0019	0.0008
2° Endpoint: change in TSS [2]	-24%	-58%	-49%	-53%
p–value	—	0.0012	0.0150	0.0012

[1]	Treatment responders defined as patients with greater than a 75% reduction in biopsy eosinophil counts and a greater than 30% reduction in TSS.
[2]	TSS is the sum of all 8 patient reported symptoms each measured on a scale from 0 to 10 (abdominal pain, nausea, vomiting, early satiety, loss of appetite, abdominal cramping, bloating, and diarrhea).

Safety

Lirentelimab was generally well tolerated. The only treatment emergent adverse event occurring more frequently on lirentelimab than on placebo was mild to moderate IRRs, such as flushing, feeling of warmth, headache, nausea, and/or dizziness, which occurred in 60% of patients receiving lirentelimab versus 23% of patients receiving placebo. There was 1 drug-related serious adverse event (“SAE”) in the study, consisting of an IRR that resolved within 24 hours. Treatment emergent SAEs occurred in 9% of patients receiving lirentelimab versus 14% of patients receiving placebo.

Results in Patients with EoE

Esophageal eosinophil counts and dysphagia improved in patients with comorbid eosinophilic esophagitis.

Figure 7: EoE endpoints from the ENIGMA study

Exploratory Endpoints	Placebo	Combined lirentelimab
EoE: proportion of patients with esophageal eosinophil counts <5/HPF	1/9 (11%)	13/14 (93%)
EoE: change in patient reported dysphagia questionnaire	-17%	-53%

Steroid Use

All allowed baseline medications remained constant throughout the baseline period and study. Acute steroids could be used at the physician’s discretion to prevent or treat IRRs. Acute steroid use was balanced between lirentelimab and placebo groups with 28% and 35% of patients in the lirentelimab and placebo group receiving acute steroids, respectively. Statistically significant results were also observed on all primary and secondary endpoints in the subgroup of patients who did not receive acute steroids.

Long-Term Extension Study

Ninety-two percent of eligible patients from the ENIGMA study elected to enter a long-term extension study. These patients have reported further disease symptom improvement with continued lirentelimab treatment. For example, in EG and/or EoD patients with at least 52 weeks of lirentelimab treatment, mean total symptom scores were reduced 70%.

In the long-term extension study, we evaluated the effect of pre-treating patients with oral prednisone one day prior to receiving a 1.0 mg/kg first dose of lirentelimab. This evaluation included lirentelimab naïve patients receiving an initial 1.0 mg/kg of lirentelimab.  No IRRs were observed in patients pre-treated with prednisone the day prior to receiving lirentelimab despite using a higher initial dose than the 0.3 mg/kg dose used in the ENIGMA study. These results suggest prednisone may be a useful pre-treatment to reduce or eliminate IRRs in future studies of lirentelimab.

Current and Future Studies

Lirentelimab has secured orphan drug designation for EG, EoD, and EoE from the FDA. Based on the promising results from the ENIGMA study, we have initiated a Phase 3 study in patients with EG and/or EoD and a Phase 2/3 study in patients EoE. We expect results from both of these studies in Q4 2021.  Based on communications with the FDA, we believe the results of the ENGIMA study, in conjunction with the results from the Phase 3 study, if successful, will be sufficient for regulatory approval. We plan to initiate a Phase 3 study in patients with EoD without EG in Q2 2021. In this study, in addition to the duodenum, we plan to examine eosinophil and mast cell levels in the terminal ileum and colon before and after lirentelimab treatment. Evaluation of the terminal ileum and colon will help characterize EoD patients and could provide insights for further development of lirentelimab in colonic conditions such as eosinophilic colitis and ulcerative colitis. We also plan to initiate a Phase 2/3 study of fixed doses of monthly SC lirentelimab in patients with EG and/or EoD in H2 of 2021.

Figure 8. Ongoing and Planned Lirentelimab EG, EoD, and EoE Clinical Studies

Study	Milestone
Phase 3 Eosinophilic Gastritis and/or Duodenitis	Data Expected Q4 2021
Phase 2/3 Eosinophilic Esophagitis	Data Expected Q4 2021
Phase 3 Eosinophilic Duodenitis	Initiation Expected Q2 2021
Phase 2/3 SC Lirentelimab Eosinophilic Gastritis and/or Duodenitis	Initiation Expected H2 2021

Mast Cell Gastrointestinal Disease

During the enrollment phase of the ENIGMA study, we identified a group of patients who were symptomatic but upon biopsy had ≥ 30 stomach and/or duodenal mast cell counts in the absence of elevated eosinophils (<30 eosinophils/HPF). The presence of elevated mast cell counts and lack of elevated eosinophils or other cell type suggests that these patients may suffer from mast cell driven gastrointestinal symptoms.  We refer to this condition as Mast Cell Gastrointestinal Disease (“MGID”).  As detailed above, we conducted a prospective prevalence study examining the rates of elevated eosinophil and mast cell levels in 556 patients with chronic unexplained gastrointestinal symptoms or FGIDs such as IBS and FD. 73% (405 of 556) of patients screened underwent endoscopy with biopsy. Of the patients biopsied, 50% (204 of 405) met the histologic criteria for MGID, representing 37% (204 of 556) of patients screened. The results suggest that a large number of patients meet the criteria we established for MGID.

We have conducted a proof of concept Phase 1 study with lirentelimab in patients with MGID. The open-label, multi-dose, 6-month, Phase 1 study of lirentelimab consisted of seven patients with moderate to severe gastrointestinal symptoms and elevated mast cells (≥30 mast cells/HPF in at least 5 HPFs in the stomach and/or ≥30 mast cells/HPF in at least 3 HPFs in the duodenum) who did not have >30 eosinophils/HPF. Patients received 0.3 mg/kg of lirentelimab for the first dose, followed by 1.0 mg/kg the following month, then monthly doses of 3.0 mg/kg for four additional months. Disease symptoms were assessed using the patient reported outcome (“PRO”) questionnaire used in our Phase 2 (ENIGMA) and Phase 3 EG and/or EoD studies (Total Symptom Score TSS-8: abdominal pain, nausea, vomiting, early satiety, loss of appetite, abdominal cramping, bloating, and diarrhea). Six-month treatment with lirentelimab resulted in a 64% mean reduction in TSS-8 compared to baseline and five of seven (71%) patients had >50% reduction in TSS-8. The treatment effect of lirentelimab in this open label study was similar to that observed with lirentelimab in patients with EG and/or EoD in the Phase 2 ENIGMA Study.

Chronic Urticarias

Disease Overview

CU is a group of mast cell driven skin conditions which are characterized by recurrent transient pruritic wheal and flare type skin reactions and, in roughly 40% of patients, angioedema. Symptoms include hives, itching, redness, burning, warmth, tingling and irritation of the skin. Patients with CU are often severely impaired in their quality of life, with negative effects on sleep, daily activities, school/work life and social interactions. Urticaria symptoms are caused by degranulation of dermal mast cells, with IgE signaling believed to contribute to mast cell activation in many cases. The most common forms of CU are chronic spontaneous urticaria (“CSU”), cholinergic urticaria and symptomatic dermatographism.

Despite sharing similar inflammatory pathology, the various forms of urticaria differ in the triggers that elicit the inflammatory response and symptoms. Patients with cholinergic urticaria typically develop symptoms a few minutes after exercise or passive warming in a bath or shower. In some cholinergic patients, emotional stress or hot and spicy food or beverages can also elicit symptoms. Symptomatic dermatographism is characterized by hives and pruritis following ~~a~~ minor stroking pressure, rubbing or scratching of the skin. In CSU, pruritic wheal-and-flare-type skin reactions spontaneously appear on the skin at any time of the day or night. In most CSU patients, an underlying cause of CSU cannot be identified making a causal and/or curative treatment difficult. We estimate that approximately 200,000-500,000 patients with severe CSU, cholinergic urticaria and symptomatic dermatographism could be candidates for therapy with lirentelimab in the United States.

Current Therapies and Limitations

The current treatment guidelines for the management of all forms of urticaria recommend the use of non-sedating oral H1-antihistamines as first-line therapy. For patients who do not respond to standard doses of H1-antihistamines, doses are increased to as high as four times the standard dose. Though this can increase the response rates, side effects also increase, including sedation and anticholinergic effects, such as dry mouth, blurred vision, urinary retention and constipation. Patients who do not respond to or are unable to tolerate high dose antihistamines have few options. For cholinergic urticaria and symptomatic dermatographism patients, it is recommended that they avoid target triggers such as overheated spaces, hot baths/showers, exercise, specific food allergens and excessive contact. For antihistamine refractory patients with CSU, the only currently approved treatment is Xolair, a monoclonal anti-IgE antibody. Unfortunately, approximately 60% of CSU patients continue to have symptoms despite treatment with Xolair.

Phase 2 Study Design and Results

We conducted an open-label Phase 2 study with lirentelimab in patients with uncontrolled CU despite treatment with H1 antihistamines at up to 4x the labeled dose. The study enrolled four cohorts consisting of 13 Xolair naïve patients with CSU, 11 Xolair refractory patients with CSU (average duration of Xolair treatment 10 months at doses as high as 600mg/month), 11 patients with cholinergic urticaria, and 10 patients with symptomatic dermographism. Baseline symptom scores, as measured by Urticaria Control Test (“UCT”) and Urticaria Activity Score (“UAS7”) were collected over a 4-week screening period. Patients with baseline UCT scores of less than 12, indicative of poorly controlled urticaria, were enrolled in the study and treated with up to 6 doses of lirentelimab given once monthly. Patients received an initial dose of 0.3 mg/kg at baseline, followed by a dose of 1.0 mg/kg on day 28, and then received monthly doses of either 1.0 or 3.0 mg/kg for a total of 6 doses. The primary endpoint of the trial was patient-reported symptoms measured by the UCT. Secondary endpoints include safety and tolerability, as well as patient-reported symptoms as measured by UAS7 (CSU patients only), pulse controlled ergometry (cholinergic urticaria patients only), and Fric testing (symptomatic dermographism patients only).

Results for each cohort are shown in Figure 9. Patients in all cohorts reported high levels of disease control and some patients experienced complete resolution of symptoms while receiving lirentelimab. Importantly, lirentelimab also produced high levels of response in patients that were refractory to Xolair. This suggests that lirentelimab, if approved, could become the treatment of choice for antihistamine refractory CU patients. Additionally, lirentelimab depleted blood eosinophils in subjects throughout the dosing period.

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

Intravenous lirentelimab was generally well tolerated in the Phase 2 CU study. The most common adverse event was the occurrence of mild to moderate IRRs such as flushing, feeling of warmth, headache, nausea or dizziness, which occurred in 34% of first infusions and 4% of subsequent infusions.

Severe Allergic Conjunctivitis

Disease Overview

Atopic keratoconjunctivitis (“AKC”), vernal keratoconjunctivitis (“VKC”) and perennial allergic conjunctivitis (“PAC”) are a set of allergic ocular conjunctival diseases primarily associated with an IgE-mediated hypersensitivity reaction. We are focused on SAC, the severe forms of these collective diseases. These conditions are often caused by airborne allergens, such as grass and tree pollens, coming into contact with the eyes, which induces IgE mediated mast cell degranulation and allergic inflammation. The inflammatory mediators released by the mast cell result in inflammation and the infiltration of eosinophils, neutrophils and other immune cells. Eosinophils and mast cells are believed to be the main effector cells, with protease secretions directly damaging the conjunctiva, and play a key role in triggering and maintaining the inflammatory response. Symptoms include itching, hyperemia, light sensitivity (or “photophobia”), pain, eye discharge and the sensation of having a foreign body in the eye. These symptoms can affect quality of life and daily activities, such as reading, driving and being in bright outdoor environments. In addition, patients with untreated disease, in particular those with VKC and AKC, can experience remodeling of the ocular surface tissues that can lead to vision loss. In addition to the primary symptoms of allergic conjunctivitis, a high correlation of allergic rhinitis, allergic asthma and atopic dermatitis comorbidities occur in this patient population. We believe that approximately 50,000-150,000 patients in the United States suffer from SAC and could be candidates for treatment with lirentelimab.

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

Study Design and Results

We conducted an open-label Phase 1 study with lirentelimab in patients with SAC. The trial was open-label, multi-dose, six-month study and enrolled 29 total SAC patients. Of the 29 patients, 13 patients had AKC, 15 patients had PAC, and one patient had VKC. Patients received a 0.3 mg/kg dose of lirentelimab for the first month, followed by a 1 mg/kg dose the next month, then monthly doses of 1 or 3 mg/kg for four additional months.  The primary endpoint of the trial was safety and tolerability. Key secondary endpoints included patient-reported symptom measures of ocular itch, pain, lacrimation, photophobia and foreign body sensation. Patients administered lirentelimab reported a 78% median improvement in ocular symptoms by ACS and a 71% median improvement in physician assessed signs and symptoms using the OSS. In addition, a number of patients enrolled in the trial also had concomitant allergic rhinitis, asthma, and atopic dermatitis. Patients suffering from comorbid atopic dermatitis, asthma and allergic rhinitis, despite treatment with currently available therapies, reported improvements in their symptoms while receiving lirentelimab.

Intravenous lirentelimab was generally well tolerated. The most common adverse event was mild to moderate IRRs, such as flushing, feeling of warmth, headache, nausea, dizziness, which occurred mostly during the first infusion.

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

Indolent Systemic Mastocytosis

Disease Overview

ISM is a rare disease characterized by the clonal proliferation and accumulation of mast cells in the bone marrow, respiratory and gastrointestinal tracts, and organs such as the skin, liver, spleen and brain. Common symptoms include pruritus, flushing, headache, cognitive impairment, fatigue, diarrhea, gastrointestinal cramps, hypotension and skin lesions, as well as an increased risk for osteoporosis and anaphylaxis, which in some cases can be life threatening. The symptoms of ISM are attributed to mast cell activation and the systemic release of mediators. Approximately 30,000 patients in the United States suffer from ISM. Lirentelimab has received orphan drug designation from the FDA and the European Medicines Agency (“EMA”) for the treatment of ISM.

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

Study Design and Results

Lirentelimab has been evaluated in an open-label, single and multiple ascending dose Phase 1 study in patients with ISM. The single dose portion of this trial was completed during the second quarter of 2017, with subsequent completion of the six-month multi-dose portion in the first quarter of 2019. The primary endpoints of the trial were safety and tolerability. Key secondary endpoints were the pharmacokinetic and pharmacodynamic profile of lirentelimab, including peripheral counts of eosinophils and patient-reported mastocytosis disease symptoms including itching, hives, skin flushing, diarrhea, abdominal pain, fatigue, headache, difficulty concentrating and muscle and joint pain. In the single dose portion, 13 patients received single escalating doses of 0.0003 to 1.0 mg/kg, including three patients receiving 0.3 mg/kg and three patients receiving 1.0 mg/kg of lirentelimab. Five out of six patients receiving 0.3 or 1.0 mg/kg reported to the study investigators that they had improvements in symptoms, including diarrhea, abdominal pain, fatigue, pruritus, difficulty concentrating and headaches.

In the multi-dose portion of the trial, 6 patients received six doses of 1.0 mg/kg of lirentelimab given monthly and 5 patients received 1.0 mg/kg for the first month and then monthly doses of 3.0 to 10 mg/kg of lirentelimab for the five months thereafter. Depletion of eosinophils was observed for all patients throughout the dosing period with lirentelimab. ISM symptoms and quality of life were assessed using the Mastocytosis Questionnaire (“MSQ”), an internally developed Patient Reported Outcome (“PRO”) instrument, the Mastocytosis Questionnaire (“MSQ”), as well as two published questionnaires, the Mastocytosis Activity and Symptom Severity questionnaire (“MAS”) and the Mastocytosis Quality of Life questionnaire (“MC-QoL”). The MSQ is a proprietary daily PRO Mastocytosis Questionnaire that we developed based on published guidance from the FDA on the development of PRO instruments and is expected to be used to help determine safety and efficacy in future clinical trials. The MSQ consists of nine symptom assessments, with each symptom being scored on a 0-10 scale with higher values representing greater symptom burden. Total score for the MSQ ranges from 0-90 points. For each PRO, baseline scores were collected over 14 to 28 days and compared to scores at Weeks 21 to 22, two weeks after the final dose of lirentelimab. PRO data obtained from patients in the multidose portion of the trial are presented in Figure 11. Consistent with the improvements reported in the single ascending dose study, lirentelimab produced clinically meaningful improvement in patient symptoms for multiple symptoms across all three PROs used in the study.

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

Intravenous lirentelimab was generally well tolerated in the Phase 1 ISM study. The most common adverse event was the occurrence of mild to moderate IRRs, such as flushing, feeling of warmth, headache, nausea or dizziness, which occurred mostly during the first infusion.

Preclinical Results

Lirentelimab Results in Animal Disease Models Suggest Broad Activity

Because Siglec-8 is found only in cells of humans and certain other primates, we have developed a proprietary Siglec-8 transgenic mouse, in which Siglec-8 is expressed with a similar tissue distribution to humans and is functionally active. The transgenic mouse provides us with a proprietary tool to assess the safety, tolerability and activity of anti-Siglec-8 antibodies.

Lirentelimab has completed short- and long-term toxicity studies in Siglec-8 transgenic mice. Chronic weekly dosing for six months with lirentelimab in transgenic mice at dose levels of 50 or 100 mg/kg resulted in no adverse drug-related findings in mortality, clinical observations, body weight, food consumption and anatomic pathology after the end of dosing. Non-adverse findings included decreases in eosinophil counts in both sexes at 50 mg/kg/week, which persisted through the recovery period. These findings reflect the expected pharmacology of lirentelimab. The no-observed-adverse-effect-level of lirentelimab after chronic dosing for six months was 100 mg/kg/week.

We have shown that lirentelimab or antibodies to Siglec-8 have broad activity in animal disease models (eosinophilic gastroenteritis, anaphylaxis, fibrosis, chronic obstructive pulmonary disease, and Substance P mediated inflammation) and in human ex vivo diseased tissue (eosinophilic gastrointestinal disease, mastocytosis, atopic dermatitis and lung).

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

Figure 13. Leukocyte Counts and Lung Fibrosis in Bleomycin Lung Fibrosis Model

Anti-Siglec-8 Antibody Inhibits IL-33/TSLP Activation of Mast Cells from Human Skin

IL-33 combined with TSLP is a potent activator of mast cells and results in increased expression of the mast cell activation marker CD63. Mast cells isolated from skin showed a 20% increase in the expression of CD63 after overnight exposure to IL-33 and TSLP. In contrast, skin mast cells treated with lirentelimab along with IL-33 and TSLP did not show increased activation, with CD63 levels remaining similar to control levels (no IL-33 and TSLP exposure). In addition, the levels of chemokines CCL2 and ENA78 did not increase after stimulation with IL-33 and TSLP in the presence of lirentelimab. Chemokines are known to recruit and activate cells of the innate and adaptive immune system. By normalizing chemokine secretions, lirentelimab may be able to prevent further recruitment of immune cells and thereby interrupt the inflammatory cascade.

Figure 14. Ex Vivo Skin Tissue Response to IL33/TSLP

Anti-Siglec-8 Antibody Reduces Eosinophil and Mast Cell Levels in EG/EoD Model

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

Figure 15. EG/EoD Model Eosinophil and Mast Cell Counts in Blood, Stomach and Small Intestine

Anti-Siglec-8 treatment also reduced the levels of multiple important chemokines (CCL5/Rantes, CCL2/MCP-1, CCL17) to the levels of sham control animals. Chemokines are known to recruit and activate cells of the innate and adaptive immune system. By normalizing chemokine secretions, lirentelimab may be able to reduce further recruitment of immune cells and thereby interrupt the inflammatory cascade.

Figure 16. Chemokine Levels in the EG/EoD Mouse Model

Anti-Siglec-8 Antibody Inhibits MRGPRX2-Mediated Mast Cell Activation in Mouse Model

The mast cell specific MRGPRX2 receptor is a potent activator of mast cells and is believed to contribute chronic inflammation, itch, and pain in a number of diseases due to the presence of the MRGPRX2 ligand, Substance P. In a mouse model of Substance P mediated inflammation, Substance P was administered to Siglec-8 transgenic mice to induce mast cell activation and inflammation. An anti-Siglec-8 or isotype control antibody was administered 1 hour after Substance P. Relative to isotype control antibody mice (“ISO’), mice treated with an anti-Siglec-8 antibody displayed reduced MRGPRX2-mediated mast cell activation as assessed by CD63 expression compared to sham treated mice (mice that did not receive Substance P). In addition, anti-Siglec-8 treated mice displayed reduced levels of infiltrating neutrophils and inflammatory mediators (CCL3) compared to isotype control mice.

Figure 17: Mast Cell Activation and Inflammation in MRGPRX2 Mouse Model

In the above models, anti-Siglec-8 antibodies have significantly reduced eosinophils and inhibited mast cells. The activity in these models suggests lirentelimab has the potential to treat eosinophil and mast cell inflammation in a number of disease settings and highlights the ability of lirentelimab to inhibit the inflammatory cascade triggered by different activating signals.

Preclinical Programs

We are developing additional antibodies targeting novel immune system receptors. These antibodies have demonstrated promising in vitro and animal activity and are being evaluated for further development.

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

We are not aware of any other company or organization that is conducting clinical trials of a product candidate that targets both mast cells and eosinophils, including any product candidate that specifically targets Siglec-8. The competition we may face with respect to each of the indications we are targeting with lirentelimab includes:

•

EG, EoD and EoE. Currently, there are no therapies that have been approved by the FDA specifically for EG, EoD or EoE. Several companies, including but not limited to, Regeneron (dupilumab), AstraZeneca (benralizumab), Bristol Myers Squibb (cendakimab), Shire (oral budesonide), and Dr. Falk Pharma (oral budesonide) have or are conducting studies in these indications.

•	ISM. We are not aware of any FDA-approved treatments for ISM. Blueprint Medicines is developing avapritinib in smoldering systemic mastocytosis and ISM.
•

CU. Omalizumab (Roche and Novartis) is an FDA-approved drug for the treatment of CSU. We are not aware of any FDA-approved treatment options for cholinergic urticaria or symptomatic dermatographism. Companies conducting studies in chronic spontaneous urticaria include: Novartis (ligelizumab), Genentech (fenebrutinib), Regeneron (dupilumab), Celldex (CDX-0159), and Gossamer Bio (GB100).

•

SAC. The products that are currently available for treatment of SAC only provide temporary relief for most patients and have little effect on moderate to severe cases. Companies conducting studies in SAC include Aldeyra (reproxalap).

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

We do not currently have the infrastructure or internal capability to manufacture our product candidates for use in clinical development and commercialization. We rely, and expect to continue to rely, on third-party manufacturers for the production of our product candidates in compliance with cGMP requirements clinical trials under our guidance. In the case of lirentelimab, we rely on a single third-party manufacturer, Lonza, and we currently have no alternative manufacturer in place. We expect to continue to rely on third-party manufacturers for the commercial supply of any of our product candidates for which we obtain marketing approval. We have personnel with significant technical, manufacturing, analytical, quality, regulatory, cGMP and project management experience to oversee our third-party manufacturers and to manage manufacturing and quality data and information for regulatory compliance purposes.

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

In-Licensing Agreements

We have entered into two in-licensing agreements with third-parties for the development, manufacturing and commercialization of our products including lirentelimab. The specific terms of the individual agreements are discussed in further detail below.

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

Total Royalty Burden

In aggregate, we anticipate our total royalty obligation on lirentelimab from our in-licensing agreements will be a mid-single digit percentage of net sales by us and our affiliates and sublicensees.

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

Under the Prescription Drug User Fee Act (“PDUFA”), as amended, each NDA or BLA must be accompanied by a user fee. FDA adjusts the PDUFA user fees on an annual basis. According to the FDA’s fee schedule, effective through December 31, 2021, the user fee for an application requiring clinical data, such as an NDA or BLA, is $2.9 million. PDUFA also imposes an annual program fee for human drugs and biologics of $0.3 million. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on NDAs or BLAs for products designated as orphan drugs, unless the product also includes a non-orphan indication.

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

Human Capital

We believe we must attract, develop, motivate and retain exceptional employees to achieve our objectives. To accomplish this, we offer competitive compensation, promote diversity and inclusion, and focus on employee health, safety and well-being. Our board of directors engages regularly with management on human capital matters. As of December 31, 2020, we had 125 full-time employees, 87 of whom were engaged in research and development activities. None of our employees are represented by a labor union or covered under a collective bargaining agreement, and we consider our relationship with our employees to be good.

Facilities

Our corporate headquarters are currently located in Redwood City, California, where we lease 25,136 square feet of office, research and development and laboratory space pursuant to a lease agreement that expires on July 31, 2029. The lease agreement includes an option to extend the term for an additional period of five years, and provides us a right of first offer to expand into available space on the first floor of the building. We are responsible for payment of our proportionate share of taxes and operating expenses for the building, in addition to monthly base rent in the initial amount of $0.1 million, with 3% annual increases, which monthly base rent is abated for the first nine months of the lease term. We provided a security deposit under the lease in the form of a letter of credit in the initial amount of $0.8 million, subject to a reduction to $0.4 million following the 45th month of the term and the satisfaction of certain conditions. On December 4, 2019, we entered into a lease agreement for approximately

98,000 square feet of office space to be constructed in San Carlos, California. These premises were delivered in November 2020, and we expect to move into this new headquarters in second half of 2021 after making certain improvements. The lease term will expire 123 months following the rent commencement date, which is expected to be the earlier of nine months after the premises are delivered or the date our tenant improvements are substantially completed. Upon commencement of the lease term, we will be responsible for monthly base rent payments of $5.75 per rentable square foot. We provided a security deposit in the form of a letter of credit in the amount of $1.5 million. This lease agreement includes an option to extend the term for an additional period of five years and provides us a right of first refusal for certain additional office space. We believe that these facilities will be adequate for our near-term needs. If required, we believe that suitable additional or alternative space would be available in the future on commercially reasonable terms.

Legal Proceedings

For information on our legal proceedings, see Item 3, Legal Proceedings, in this Annual Report on Form 10-K.

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

We believe that we have substantial know-how and trade secrets relating to our technology and product candidates. Our patent portfolio as of February 23, 2021 contains eight issued and unexpired U.S. patents and seven pending U.S. utility patent applications that are solely owned or exclusively licensed by us and numerous foreign counterparts of these patents and patent applications.

We have exclusively licensed from JHU four issued and unexpired U.S. patents and also foreign counterparts, with claims granted in Europe and Japan. The JHU licensed patent rights include issued U.S. patents with claims that recite anti-Siglec-8 antibodies comprising the CDRs of a particular antibody and methods of use a class of antibodies that bind to Siglec-8 for treating particular diseases. We own four granted U.S. patents that claim the active component of lirentelimab, an anti-Siglec-8 antibody, pharmaceutical compositions comprising lirentelimab, and methods for the treatment of particular diseases using antibodies to Siglec-8, with a projected expiration date in 2035 in the absence of patent extensions. Similar patents are issued in Europe, Japan and other territories. We have twelve further pending families of patent applications that include U.S. and foreign applications relating to methods of treatment for treating particular diseases using antibodies to Siglec-8, methods of delivering antibodies to Siglec-8, and formulations for antibodies to Siglec-8. We have also filed patent applications with claims pending relating to antibodies in preclinical development and methods for treating cancer with these antibodies. We also have a non-exclusive license to intellectual property from BioWa and Lonza regarding the expression and manufacturing of monoclonal antibodies in particular mammalian host cell lines.

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

Similar provisions are available in the European Union and certain other foreign jurisdictions to extend the term of a patent that covers an approved drug. In the future, if and when our product candidates, including lirentelimab, receive approval by the FDA or foreign regulatory authorities, we expect to apply for patent term extensions on issued patents covering those products, depending upon the length of the clinical trials for each drug and other factors. Expiration dates referred to above are without regard to potential patent term extension or other market exclusivity that may be available to us.

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

Impact of COVID-19 on Our Business

The pandemic caused by an outbreak of a novel coronavirus causing a disease known as COVID-19 (“COVID-19”) has resulted, and is likely to continue to result, in significant national and global economic disruption and may have an adverse impact on our operations, supply chains and distribution systems or those of our contractors, and increase our expenses, including as a result of impacts associated with preventive and precautionary measures that are being taken, such as restrictions on travel, quarantine polices and social distancing. For example, the ability of our employees or those of our contractors to work has been and is likely to continue to be adversely affected. Moreover, we and our contractors have and are likely to continue to experience disruptions in supply of items that are essential for our research and development activities, including, for example, raw materials and other consumables used in the manufacturing of our product candidates or medical and laboratory supplies used in our clinical trials or preclinical studies, in each case, for which there are or may be shortages because of ongoing efforts to address the outbreak. In particular, pursuant to the U.S. Defense Production Act, as amended (the “Defense Production Act”), the U.S. federal government can require domestic industries to provide essential goods and services needed for the national defense, and they have begun to use it in the context of COVID-19 to divert supplies and materials to vaccine producers, and this has and likely will continue to cause delays with some of our suppliers.

In addition, enrollment for our clinical studies may be adversely affected and the completion of such studies may be delayed. Also, the spread of COVID-19 has disrupted the United States’ healthcare and healthcare regulatory systems which could divert healthcare resources away from, or materially delay, FDA approval or any applicable foreign regulatory approval with respect to our product candidates. Furthermore, our clinical trials may be negatively affected by the COVID-19 outbreak. Given the daily evolution of the COVID-19 outbreak and the response to curb its spread, currently we are not able to estimate the effects of the COVID-19 outbreak to our results of operations or financial condition. For additional information, see “Risk Factors–Risks Related to the Discovery, Development and Commercialization of Our Product Candidates–Our business may be adversely affected by health epidemics, including the recent coronavirus outbreak.”

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

Risk Factors Summary

Risks Related to Our Financial Position and Need for Additional Capital

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

Risks Related to the Discovery, Development and Commercialization of Our Product Candidates

•	Our business may be adversely affected by health epidemics, including the recent coronavirus outbreak.
•

We are dependent on the success of our lead compound, lirentelimab, which is currently in multiple clinical trials, and if we are unable to obtain approval for and commercialize lirentelimab for one or more indications in a timely manner, our business could be materially harmed.

•	If we experience delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary marketing approvals could be delayed or prevented.

Risks Related to Regulatory Approval and Other Legal Compliance Matters

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

Risks Related to Employee Matters, Managing Our Growth and Other Risks Related to Our Business

•

Our success is highly dependent on the services of our Chief Executive Officer, Dr. Robert Alexander, and our President, Chief Operating Officer and Chief Financial Officer, Dr. Adam Tomasi, and our ability to attract and retain highly skilled executive officers and employees.

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

Risks Related to Intellectual Property

•	If we are unable to obtain or protect intellectual property rights, we may not be able to compete effectively in our market.
•	We may not be able to protect our intellectual property rights throughout the world.
•	Changes in patent law could diminish the value of patents in general, thereby impairing our ability to protect our product candidates.

Risks Related to Our Dependence on Third-Parties

•

We rely on third-parties to conduct our clinical trials and those third-parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials, research and studies.

•

We contract with third-parties for the production of our product candidates for preclinical studies and, in the case of lirentelimab, our ongoing clinical trials, and expect to continue to do so for additional clinical trials and ultimately for commercialization, and this reliance on third-parties increases the risk that we will not have sufficient quantities of our product candidates or drugs or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

•

We may not gain the efficiencies we expect from further scale-up of manufacturing of lirentelimab, and our third-party manufacturers may be unable to successfully scale-up manufacturing in sufficient quality and quantity for lirentelimab or our other product candidates, which could delay or prevent the conducting of our clinical trials or the development or commercialization of our other product candidates.

Risks Related to Ownership of Our Common Stock

•	The market price of our stock may continue to be volatile, which could result in substantial losses for investors.
•	Our operating results may fluctuate significantly, which makes our future operating results difficult to predict and could cause our operating results to fall below expectations or our guidance.
•	The other factors discussed under “Risk Factors”.

General Business Risks

•	If we fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could have a material adverse effect on our business.
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

We are a clinical stage biopharmaceutical company with a limited operating history. We were incorporated and commenced operations in 2012, have no products approved for commercial sale and have not generated any revenue. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, identifying and developing potential product candidates, conducting preclinical and clinical studies of our product candidates, including Phase 1 and Phase 2 clinical trials of lirentelimab, our lead compound. All of our product candidates currently under development, other than lirentelimab, are in preclinical development. We have not yet demonstrated our ability to successfully complete any pivotal clinical trials, obtain marketing approvals, complete large-scale drug manufacturing or arrange for a third-party to do so on our behalf or conduct sales and marketing activities. As a result, it may be more difficult for you to accurately predict our future success or viability than it could be if we had a longer operating history.

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

We have incurred net losses in each reporting period since our inception, have not generated any revenue to date and have financed our operations principally through the sale and issuance of common stock and preferred stock. Our net losses were $153.5 million, $85.4 million and $43.5 million for the year ended December 31, 2020, 2019 and 2018. As of December 31, 2020, we had an accumulated deficit of $343.0 million. We have devoted substantially all of our resources and efforts to research and development. Our lead compound, lirentelimab, is in clinical development, and our other product candidates are in preclinical development. As a result, we expect that it will be several years, if ever, before we generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to develop and market additional potential products.

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

Our business depends entirely on the successful development and commercialization of our product candidates. We currently generate no revenues from sales of any products. We have no products approved for commercial sale and do not anticipate generating any revenue from product sales until sometime after we have successfully completed clinical development and received marketing approval for the commercial sale of a product candidate, if ever. Our ability to generate revenue and achieve profitability depends significantly on our ability to achieve a number of objectives, including:

•	successful and timely completion of preclinical and clinical development of our lead compound, lirentelimab, and any other future product candidates;
•

timely receipt of marketing approvals for lirentelimab and any future product candidates for which we successfully complete clinical development and clinical trials from applicable regulatory authorities;

•	the extent of any required post-marketing approval commitments to applicable regulatory authorities;

•

developing an efficient and scalable manufacturing process for lirentelimab and any future product candidates, including establishing and maintaining commercially viable supply and manufacturing relationships with third-parties to obtain finished products that are appropriately packaged for sale;

•	successful launch of commercial sales following any marketing approval, including the development of a commercial infrastructure, whether in-house or with one or more collaborators;
•	a continued acceptable safety profile following any marketing approval;
•	commercial acceptance of lirentelimab and any future product candidates as viable treatment options by patients, the medical community and third-party payors;
•	addressing any competing technological and market developments;
•	identifying, assessing, acquiring and developing new product candidates;
•	obtaining and maintaining patent protection, trade secret protection and regulatory exclusivity, both in the United States and internationally;
•	protection of our rights in our intellectual property portfolio, including our licensed intellectual property;
•	negotiating favorable terms in any collaboration, licensing or other arrangements that may be necessary to develop, manufacture or commercialize our product candidates; and
•	attracting, hiring and retaining qualified personnel.

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

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. We expect our expenses to increase in connection with our ongoing activities, particularly as we conduct clinical trials of, and seek marketing approval for, lirentelimab and our other product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to drug sales, marketing, manufacturing and distribution. We have also incurred and expect to continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in order to maintain our continuing operations. If we are unable to raise capital when needed or on acceptable terms, we may be forced to delay, reduce and/or eliminate one or more of our research and drug development programs or future commercialization efforts.

As of December 31, 2020, we had $659.0 million in cash, cash equivalents and investments in marketable securities, which includes proceeds from our July 2018 initial public offering and concurrent private placement that we completed on July 23, 2018 and from our subsequent follow-on offerings in August 2019 and November 2020, after deducting underwriting discounts and commissions. We believe that our existing cash, cash equivalents and investments in marketable securities will enable us to fund our operating expenses and capital expenditure requirements through at least the next 12 months. Our estimate as to how long we expect our existing cash, cash equivalents and investments in marketable securities to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

We plan to use our existing cash, cash equivalents and investments in marketable securities to fund our development of lirentelimab and for other research and development activities, working capital and other general corporate purposes. This may include additional research, hiring additional personnel, capital expenditures and the costs of operating as a public company. Advancing the development of lirentelimab and any other product candidates will require a significant amount of capital. Our existing cash, cash equivalents and investments in marketable securities will not be sufficient to fund all of the actions that are necessary to complete the development of lirentelimab or any of our other product candidates. We will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources, which may dilute our stockholders or restrict our operating activities. We do not have any committed external source of funds. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.

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

COVID-19 may have an adverse impact on our operations, supply chains and distribution systems or those of our contractors, and increase our expenses, including as a result of impacts associated with preventive and precautionary measures that are being taken, such as restrictions on travel, quarantine polices and social distancing. For example, the ability of our employees or those of our contractors to work has been and is likely to continue to be adversely affected. Moreover, we and our contractors have experienced and are likely to continue to experience disruptions in supply of items that are essential for our research and development activities, including, for example, raw materials and other consumables used in the manufacturing of our product candidates or medical and laboratory supplies used in our clinical trials or preclinical studies, in each case, for which there are or may be shortages because of ongoing efforts to address the outbreak. In particular, pursuant to the U.S. Defense Production Act, as amended (the “Defense Production Act”), the U.S. federal government may, among other things, require domestic industries to provide essential goods and services needed for the national defense, and they have begun to use the Defense Production Act in the context of COVID-19 to divert supplies and materials to vaccine producers. For example, one of our suppliers has recently informed us that, due to their obligation to prioritize other products or customers pursuant to the Defense Production Act, they are currently not able to fulfill our orders for certain materials previously ordered to be used in our manufacturing process. While this and similar delays in materials have not yet caused delays in our overall timeline for clinical trials or regulatory filings, it is quite possible that this or other such delays may occur in the future, whether as a result of actions taken pursuant to the Defense Production Act or general shortages of materials attributable to the global efforts to combat Covid-19, which could impact our proposed timeline for developing and commercializing lirentelimab and adversely impact our business, financial condition and results of operations.

In addition, the spread of COVID-19 has disrupted the United States’ healthcare and healthcare regulatory systems which could divert healthcare resources away from, or materially delay, U.S. Food and Drug Administration (“FDA”) approval or any applicable foreign regulatory approval with respect to our product candidates. Furthermore, our clinical trials may be negatively affected by the COVID-19 outbreak. Site initiation and patient enrollment may be delayed, for example, due to factors including prioritization of hospital resources toward the COVID-19 outbreak, travel restrictions, the inability to access sites for initiation and monitoring, and difficulties recruiting or retaining patients in our ongoing and planned clinical trials. Furthermore, if we determine that our clinical trial participants may suffer from exposure to COVID-19 as a result of their participation in our clinical studies, we may voluntarily terminate certain clinical sites as a safety measure until we reasonably believe that the likelihood of exposure has subsided. We may therefore be unable to complete our clinical trials on the timelines we expect, if at all, which could materially and adversely impact our ability to seek regulatory approval for our product candidates. COVID-19 may also reduce the effectiveness of our future sales efforts and/or impact our ability to launch and commercialize such product candidates; we have no experience in launching or selling a product amid pandemic conditions. COVID-19 also may have an adverse impact on the economies and financial markets of many countries, including the United States, potentially resulting in an economic downturn that could affect demand for our product candidates, if approved, impair our ability to raise capital when needed or otherwise impact our business, results of operations, cash flows and financial condition. In addition, if the spread of COVID-19 continues and our operations are impacted, we risk a delay, default and/or nonperformance under our existing agreements arising from force majeure. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which health epidemics such as COVID-19 could adversely impact our business. Although we are continuing to monitor and assess the effects of the COVID-19 pandemic on our business, the ultimate impact of the COVID-19 outbreak or a similar health epidemic is highly uncertain and subject to change.

We are dependent on the success of our lead compound, lirentelimab, which is currently in multiple clinical trials. If we are unable to obtain approval for and commercialize lirentelimab for one or more indications in a timely manner, our business could be materially harmed.

Our future success is dependent on our ability to timely complete clinical trials and obtain marketing approval for, and then successfully commercialize lirentelimab, our lead compound, for one or more indications. Lirentelimab is in the clinical stages of development and we are investing the majority of our efforts and financial resources in the research and development of lirentelimab for multiple indications. Lirentelimab will require additional clinical development, evaluation of clinical, preclinical and manufacturing activities, marketing approval from government regulators, substantial investment and significant marketing efforts before we generate any revenues from product sales. We are not permitted to market or promote lirentelimab, or any other product candidates, before we receive marketing approval from the FDA and comparable foreign regulatory authorities, and we may never receive such marketing approvals.

The success of lirentelimab will depend on several factors, including the following:

•	successful and timely completion of our clinical trials of lirentelimab;
•	initiation and successful patient enrollment and completion of additional clinical trials on a timely basis;
•	efficacy, safety and tolerability profiles that are satisfactory to the FDA or any comparable foreign regulatory authority for marketing approval;
•	timely receipt of marketing approvals for lirentelimab from applicable regulatory authorities;
•	the extent of any required post-marketing approval commitments to applicable regulatory authorities;
•	the maintenance of existing or the establishment of new supply arrangements with third-party drug product suppliers and manufacturers;
•	the maintenance of existing or the establishment of new scaled production arrangements with third-party manufacturers to obtain finished products that are appropriately packaged for sale;
•	obtaining and maintaining patent protection, trade secret protection and regulatory exclusivity, both in the United States and internationally;
•	protection of our rights in our intellectual property portfolio, including our licensed intellectual property;
•	successful launch of commercial sales following any marketing approval;
•	a continued acceptable safety profile following any marketing approval;
•	commercial acceptance by patients, the medical community and third-party payors; and
•	our ability to compete with other therapies.

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

We currently have no drugs approved for sale and we cannot guarantee that we will ever have marketable drugs. Clinical failure can occur at any stage of clinical development. Clinical trials may produce negative or inconclusive results, and we or any future collaborators may decide, or regulators may require us, to conduct additional clinical trials or preclinical studies. We will be required to demonstrate with substantial evidence through well-controlled clinical trials that our product candidates are safe and effective for use in a diverse population before we can seek marketing approvals for their commercial sale. Success in preclinical studies and early-stage clinical trials does not mean that future larger registration clinical trials will be successful. This is because product candidates in later-stage clinical trials may fail to demonstrate sufficient safety and efficacy to the satisfaction of the FDA and non-U.S. regulatory authorities despite having progressed through preclinical studies and early-stage clinical trials. In particular, no compound with the mechanism of action of lirentelimab has been commercialized, and the outcome of preclinical studies and early-stage clinical trials may not be predictive of the success of later-stage clinical trials.

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

If any product candidate is approved but does not achieve an adequate level of acceptance by physicians, hospitals, healthcare payors and patients, we may not generate or derive sufficient revenue from that product candidate and our financial results could be harmed. Lirentelimab is administered intravenously in our lead Phase 3 and Phase 2/3 ongoing studies. Intravenous drugs are less convenient for patients than some other methods of administration, such as an orally delivered drug.

The sizes of the patient populations suffering from some of the diseases we are targeting are small and based on estimates that may not be accurate.

Our projections of both the number of people who have some of the diseases we are targeting, as well as the subset of people with these diseases who have the potential to benefit from treatment with lirentelimab and any other future product candidates, are estimates. These estimates have been derived from a variety of sources, including scientific literature, surveys of clinics, physician interviews, patient foundations and market research, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these diseases. The number of patients may turn out to be lower than expected. Additionally, the potentially addressable patient population for lirentelimab and any other future product candidates may be limited or may not be amenable to treatment with lirentelimab and any other products, if and when approved. Even if we obtain significant market share for lirentelimab and any other products (if and when they are approved), small potential target populations for certain indications means we may never achieve profitability without obtaining market approval for additional indications.

Our business will be impacted by our ability to advance additional product candidates beyond lirentelimab into clinical development and through to regulatory approval and commercialization. Our other product candidates are at even earlier stages of development than lirentelimab and may fail in development or suffer delays that adversely affect their commercial viability.

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

Our future operating results are dependent on our ability to successfully develop, obtain regulatory approval for, and then successfully commercialize other product candidates in addition to lirentelimab. The success of any product candidates we may develop will depend on many factors, including, among other things, the following:

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

We are not aware of any other company or organization that is conducting clinical trials of a product candidate that targets both eosinophils and mast cells, including any product candidate that specifically targets Siglec-8. The competition we may face with respect to the indications we are targeting with lirentelimab includes, without limitation, Regeneron, AstraZeneca, Bristol Meyers Squibb, Shire, and Dr. Falk Pharma for EGIDs, Blueprint

Medicines for ISM, Roche, Novartis, Regeneron, Celldex and Gossamer Bio for CU and Aldeyra for SAC. In addition, we are currently evaluating a host of other indications, and if we were to initiate trials in any such indication, we would likely face significant competition from a number of additional competitors. These companies, or other major multinational pharmaceutical and biotechnology companies, emerging and start-up companies, universities and other research institutions, could focus their future efforts on developing competing therapies and treatments for any of the indications we are currently targeting or may target in the future. Many of these current and potential competitors have significantly greater financial, manufacturing, marketing, drug development, technical and human resources and commercial expertise than we do. Large pharmaceutical and biotechnology companies, in particular, have extensive experience in clinical testing, obtaining regulatory approvals, recruiting patients and manufacturing biotechnology products. These companies also have significantly greater research and marketing capabilities than we do and may also have products that have been approved or are in late stages of development, and collaborative arrangements in our target markets with leading companies and research institutions. Established pharmaceutical and biotechnology companies may also invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make the product candidates that we develop obsolete. As a result of all of these factors, our competitors may succeed in obtaining approval from the FDA or foreign regulatory authorities or discovering, developing and commercializing products in our field before we do.

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

We have limited resources and are currently focusing our efforts on developing lirentelimab for particular indications. As a result, we may fail to capitalize on other product candidates or indications that may ultimately have proven to be more profitable.

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

Our development program is studying patients with eosinophilic gastritis (“EG”) and/or eosinophilic duodenitis (“EoD”). Varied terminology had been used in the literature to describe mucosal eosinophilia in the stomach and duodenum (including eosinophilic gastritis, eosinophilic duodenitis, eosinophilic gastroenteritis and eosinophilic enteritis), and the nomenclature for grouping non-esophageal eosinophil gastrointestinal disorders (“EGIDs”), both within the medical industry and the relevant regulatory agencies, as well as the ultimate indication and label for lirentelimab, have yet to be finalized/agreed upon. For example, in a recent communication with the FDA, they commented that they believe further characterization of isolated EoD is needed to determine whether this condition is a subtype of EG or whether it should be considered a distinct indication.   The FDA stated they were

taking this position because the field of eosinophilic gastrointestinal diseases is advancing rapidly and that data from published literature, the academic community, and your development program would be informative. It is possible based on our communications that the FDA may determine EoD or any other subset of EGIDs are not separate disease processes.  If the FDA determines that EoD is not a separate disease process, but the EoD population is included in the approval as a subset of an approved condition, then such  a determination could cause confusion and adversely impact doctors’ ability or willingness to prescribe our medication. In addition, if any particular subset of the EGID population falls outside the label, our marketing authorization would not extend to that population, which would impact the potential addressable market for our drug.  Ultimately, whether lirentelimab will be used to treat any subset of EGID patients will depend on the agency’s view of the efficacy and safety of lirentelimab, and our overall clinical development program.

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

Our product candidates are subject to extensive governmental regulations relating to, among other things, research, testing, development, manufacturing, safety, efficacy, approval, recordkeeping, reporting, labeling, storage, packaging, advertising and promotion, pricing, marketing and distribution of drugs and therapeutic biologics. Rigorous preclinical testing and clinical trials and an extensive regulatory approval process must be successfully completed in the United States and in many foreign jurisdictions before a new drug or therapeutic biologic can be marketed. Satisfaction of these and other regulatory requirements is costly, time-consuming, uncertain and subject to unanticipated delays. For example, despite the recent completion of our Phase 2 clinical trial in patients with EG and/or EoD, significant regulatory hurdles remain, both near term and long term, before lirentelimab can obtain regulatory approval in the United States. There can be no assurance we will be able to successfully conclude these undertakings in a timely manner, and it is possible that none of the product candidates we may develop will obtain the regulatory approvals necessary for us to begin selling them.

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

We have conducted Phase 1 and Phase 2 clinical trials in healthy volunteers, as well as in patients with EG, EoD, CU, ISM and SAC. However, we do not know the predictive value of these trials for our future clinical trials, and we cannot guarantee that any positive results in preclinical studies or previous clinical trials will successfully translate to patients in our future clinical trials. It is not uncommon to observe results in clinical trials that are unexpected based on preclinical testing, and many product candidates fail in clinical trials despite promising preclinical results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for their products. Because Siglec-8 is only naturally expressed in humans and certain other primates, there is no standard animal toxicology model for anti-Siglec-8 therapies, and the acceptability of our preclinical safety data for lirentelimab depends on the continued acceptance by the FDA and EMA, and the acceptance by other regulatory authorities, of the use of our proprietary transgenic mice models for toxicology studies.

Lirentelimab has generally been well tolerated in our clinical trials. The most common adverse event has been the occurrence of mild to moderate infusion-related reactions (“IRRs”) (consisting of flushing, feeling of warmth, headache, nausea or dizziness) which occurred mostly, but not exclusively, during the first infusion. Temporal interruption of the lirentelimab infusion and minimal intervention generally resulted in prompt resolution of symptoms and ability to resume the infusion without further complications, although there have been instances when an IRR has resulted in a subject being discontinued from a trial. Subjects in our ongoing and planned clinical trials may in the future suffer other significant adverse events or other side effects not observed in our preclinical studies or previous clinical trials. If clinical trials of our product candidates fail to demonstrate efficacy to the satisfaction of regulatory authorities or do not otherwise produce positive results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, development and commercialization of our product candidates.

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

Regulatory authorities in some jurisdictions, including the U.S. and the European Union, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the U.S., or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. We have obtained orphan drug designation for EG, EoD and EoE in the U.S. and for ISM in the U.S. and European Union and we may seek orphan drug designations for other indications or for other of our product candidates. There can be no assurances that we will be able to obtain such designations.

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

Given the FDA’s stated uncertainty surrounding EGID diseases, it is possible the FDA could decide EGIDs in general, or any subset of the EGID population, is a much larger market and accordingly ineligible for orphan drug status.  We have obtained orphan drug designation for EG, EoD and EoE in the U.S. but further redefinitions of the EGID diseases by the FDA could cause us to lose such status.  Were this to occur, we would not only lose the financial incentives and exclusivity granted to orphan drugs, we could also be forced to undertake larger or additional clinical trials which could impact our proposed timeline for introducing lirentelimab and impact our business, financial condition and results of operations.

Although we may seek a breakthrough therapy designation for lirentelimab or one or more of our other product candidates, we might not receive such designation, and even if we do, such designation may not lead to a faster development or regulatory review or approval process.

We may seek a breakthrough therapy designation for lirentelimab in one or more indications or for other product candidates. A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For drugs and biologics that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Drugs designated as breakthrough therapies by the FDA may also be eligible for priority review if supported by clinical data at the time the NDA is submitted to the FDA.

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

Certain members of Congress have made various efforts to repeal all or portions of the Affordable Care Act (“ACA”), including suspending the penalties for failing to comply with the individual insurance mandate, removing funds designed to drive enrollment in the program, repealing the “Cadillac tax” on certain high-cost, employee-sponsored health insurance plans and coming within a single vote in the U.S. Senate of repealing the ACA altogether. There is uncertainty with respect to the impact future actions by Congress or the courts may have and any changes likely will take time to unfold, and could have an impact on coverage and reimbursement for healthcare items and services covered by plans that were authorized by the ACA. However, we cannot predict the ultimate content, timing or effect of any further healthcare reform legislation or the impact of potential legislation on us. In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, effective April 1, 2013, which, due to subsequent legislative amendments, will stay in effect through 2025 unless additional Congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our drugs, if approved, and accordingly, our financial operations.

We expect that the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product. For example, President Biden made drug price reform a focal point of his 2020 presidential campaign. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate sufficient revenue, attain profitability or commercialize our product candidates.

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

We are subject to federal and state laws and regulations requiring that we take measures to protect the privacy and security of certain information we gather and use in our business. For example, federal and state security breach notification laws, state health information privacy laws and federal and state consumer protection laws impose requirements regarding the collection, use, disclosure and storage of personal information. In addition, in June 2018, California enacted the California Consumer Privacy Act (the “CCPA”), which took effect on January 1, 2020. The CCPA gives California residents expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that may increase data breach litigation. Although the CCPA includes exemptions for certain clinical trials data, and HIPAA protected health information, the law may increase our compliance costs and potential liability with respect to other personal information we collect about California residents. Additionally, the California Privacy Rights Act, amending and expanding CCPA, was passed via ballot initiative during the November 2020 election, which will further strengthen privacy laws in California and create a new privacy regulatory agency in the state. The CCPA has prompted a number of proposals for new federal and state privacy legislation that, if passed, could increase our potential liability, increase our compliance costs and adversely affect our business.

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

Risks Related to Employee Matters, Managing Our Growth and Other Risks Related to Our Business

Our success is highly dependent on the services of our Chief Executive Officer, Dr. Robert Alexander, and our President, Chief Operating Officer and Chief Financial Officer, Dr. Adam Tomasi, and our ability to attract and retain highly skilled executive officers and employees.

To succeed, we must recruit, retain, manage and motivate qualified clinical, scientific, technical and management personnel, and we face significant competition for experienced personnel. We are highly dependent on the principal members of our management and scientific and medical staff, particularly our Chief Executive Officer, Dr. Robert Alexander, and our President, Chief Operating Officer and Chief Financial Officer, Dr. Adam Tomasi. If we do not succeed in attracting and retaining qualified personnel, particularly at the management level, it could adversely affect our ability to execute our business plan and harm our operating results. In particular, the loss of one or more of our executive officers, including Dr. Alexander or Dr. Tomasi, could be detrimental to us if we cannot recruit suitable replacements in a timely manner. The competition for qualified personnel in the biotechnology field is intense and as a result, we may be unable to continue to attract and retain qualified personnel necessary for the future success of our business. In addition to competition for personnel, the San Francisco Bay Area in particular is characterized by a high cost of living. We could in the future have difficulty attracting experienced personnel to our company and may be required to expend significant financial resources in our employee recruitment and retention efforts.

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

At December 31, 2020, we had 125 full-time employees, including 87 employees engaged in research and development. In order to successfully implement our development and commercialization plans and strategies, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

•	identifying, recruiting, integrating, maintaining and motivating additional employees;
•

managing our internal development efforts effectively, including the clinical and FDA review process for lirentelimab and any other future product candidates, while complying with any contractual obligations to contractors and other third-parties we may have; and

•	improving our operational, financial and management controls, reporting systems and procedures.

Our future financial performance and our ability to successfully develop and, if approved, commercialize lirentelimab and any other future product candidates will depend, in part, on our ability to effectively manage any future growth, and our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities.

We currently rely, and for the foreseeable future will continue to rely, in substantial part on certain independent organizations, advisors and consultants to provide certain services, including most aspects of clinical management and manufacturing. We cannot assure you that the services of independent organizations, advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by third-party service providers is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain marketing approval of lirentelimab and any other future product candidates or otherwise advance our business. We cannot assure you that we will be able to manage our existing third-party service providers or find other competent outside contractors and consultants on economically reasonable terms, or at all.

If we are not able to effectively expand our organization by hiring new employees and/or engaging additional third-party service providers, we may not be able to successfully implement the tasks necessary to further develop and commercialize lirentelimab and any other future product candidates and, accordingly, may not achieve our research, development and commercialization goals.

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

We do not have the ability to independently conduct our clinical trials. We currently rely on third-parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators, to conduct our clinical trials of lirentelimab and expect to continue to rely upon third-parties to conduct additional clinical trials of lirentelimab and our other product candidates. Third-parties have a significant role in the conduct of our clinical trials and the subsequent collection and analysis of data. These third-parties are not our employees, and except for remedies available to us under our agreements, we have limited ability to control the amount or timing of resources that any such third-party will devote to our clinical trials. Some of these third-parties may terminate their engagements with us at any time. If we need to enter into alternative arrangements, it would delay our drug development activities.

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

We contract with third-parties for the production of our product candidates for preclinical studies and, in the case of lirentelimab, our ongoing clinical trials, and expect to continue to do so for additional clinical trials and ultimately for commercialization. This reliance on third-parties increases the risk that we will not have sufficient quantities of our product candidates or drugs or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

We do not currently have the infrastructure or internal capability to manufacture supplies of our product candidates for use in development and commercialization. We rely, and expect to continue to rely, on third-party manufacturers for the production of our product candidates for preclinical studies and clinical trials under the guidance of members of our organization. In the case of lirentelimab, we rely on a single third-party manufacturer, Lonza, and we currently have no alternative manufacturer in place. If we were to experience an unexpected loss of supply of lirentelimab, or any of our other product candidates, for any reason, whether as a result of manufacturing, supply or storage issues or otherwise, including issues related to the COVID-19 global pandemic, we could experience delays, disruptions, suspensions or terminations of, or be required to restart or repeat, any pending or ongoing clinical trials. Replacement of our sole manufacturer of lirentelimab would result in substantial delay and interrupt our clinical trials involving lirentelimab.

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

We may not gain the efficiencies we expect from further scale-up of manufacturing of lirentelimab, and our third-party manufacturers may be unable to successfully scale-up manufacturing in sufficient quality and quantity for lirentelimab or our other product candidates, which could delay or prevent the conducting of our clinical trials or the development or commercialization of our other product candidates.

Our third-party manufacturer, Lonza, is currently manufacturing lirentelimab at a scale that is sufficient for us to complete our planned clinical trials and, if we receive marketing approval, to launch lirentelimab for the indications we are currently targeting. However, we may consider increasing the batch scale to gain cost efficiencies. If Lonza is unable to scale-up the manufacture of lirentelimab at such time, we may not gain such cost efficiencies and may not realize the benefits that would typically be expected from further scale-up of manufacturing of lirentelimab.

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

Manufacturing biologics, especially in large quantities, is complex and may require the use of innovative technologies to handle living cells. Each lot of an approved biologic must undergo thorough testing for identity, strength, quality, purity and potency. Manufacturing biologics requires facilities specifically designed for and validated for this purpose, and sophisticated quality assurance and quality control procedures are necessary. Slight deviations anywhere in the manufacturing process, including filling, labeling, packaging, storage and shipping and quality control and testing, may result in lot failures, product recalls or spoilage. Lonza, our current third-party manufacturer, has, and our future third-party manufacturers may have, multiple locations at which they conduct manufacturing. However, lirentelimab and our other product candidates are currently only being manufactured at a few of Lonza’s locations. If these locations become unavailable at their anticipated capacities or the location of the manufacture of lirentelimab or our other product candidates is changed for any reason, including for reasons related to the COVID-19 global pandemic, it could result in a delay or disruption to the manufacturing process or lead to difficulties that we did not experience at the original manufacturing locations. When changes are made to the manufacturing process, we may be required to provide preclinical and clinical data showing the comparable identity, strength, quality, purity or potency of the products before and after such changes. If microbial, viral or other contaminations are discovered at the facilities of our manufacturer, such facilities may need to be closed for an extended period of time to investigate and remedy the contamination, which could delay clinical trials and adversely harm our business. The use of biologically derived ingredients can also lead to allegations of harm, including infections or allergic reactions, or closure of product facilities due to possible contamination. If our manufacturers are unable to produce sufficient quantities for clinical trials or for commercialization as a result of these challenges, our development and commercialization efforts would be impaired, which would have an adverse effect on our business, financial condition, results of operations and growth prospects.

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

The trading price of our common stock has been, and is likely to continue to be, highly volatile and subject to wide fluctuations in response to various factors, some of which we cannot control. We priced our initial public offering at $18.00 per share on July 19, 2018, and our common stock reached a high of $157.98 per share during the first quarter of 2021. As of February 23, 2021, the closing price of our common stock was $119.52. The trading price of our common stock could be subject to wide fluctuations in response to various factors, which in addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K, include:

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

•	expenditures that we will or may incur to acquire or develop additional product candidates and technologies;
•	the timing and outcomes of clinical trials for lirentelimab and any of our future product candidates or competing product candidates;
•	the need to conduct unanticipated clinical trials or trials that are larger or more complex than anticipated;
•

competition from existing and potential future products that compete with lirentelimab and any of our future product candidates, and changes in the competitive landscape of our industry, including consolidation among our competitors or partners;

•	any delays in regulatory review or approval of lirentelimab or any of our future product candidates;
•	the level of demand for lirentelimab and any of our future product candidates, if approved, which may fluctuate significantly and be difficult to predict;
•

the risk/benefit profile, cost and reimbursement policies with respect to our product candidates, if approved, and existing and potential future products that compete with lirentelimab and any of our future product candidates;

•	our ability to commercialize lirentelimab and any of our future product candidates, if approved, inside and outside of the United States, either independently or working with third parties;
•	our ability to establish and maintain collaborations, licensing or other arrangements;
•	our ability to adequately support future growth;
•	potential unforeseen business disruptions that increase our costs or expenses;
•	future accounting pronouncements or changes in our accounting policies; and
•	the changing and volatile global economic environment.

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

As of December 31, 2020, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 88.5% of our outstanding voting stock. As a result, this group of stockholders has the ability to significantly influence all matters requiring stockholder approval, including the election of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

We are currently and may in the future be subject to securities litigation, which is expensive and could divert management attention.

The market price of our common stock may be volatile and, in the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We are currently and may in the future be the target of this type of litigation. For example, on March 10, 2020, a putative securities class action complaint captioned Kim v. Allakos et al., No. 20-cv-01720 (N.D. Cal.) was filed in the United States District Court for the Northern District of California against us, our Chief Executive Officer, Dr. Robert Alexander, and our former Chief Financial Officer, Mr. Leo Redmond. The complaint asserts claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and seeks damages based on alleged material misrepresentations and omissions concerning our Phase 2 clinical trials of lirentelimab. The proposed class period is August 5, 2019, through December 17, 2019, inclusive. This or other securities litigation against us could result in substantial costs and divert our management's attention from other business concerns, which could seriously harm our business.

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

As of December 31, 2020, we had gross U.S. federal and state net operating loss carryforwards of $399.9 million and $48.1 million , respectively. Federal net operating loss carryforwards of $338.0 million, which were generated after December 31, 2017, do not expire.  The remaining $61.9 million of federal net operating loss carryforwards expire beginning in 2032.  It is possible that we will not generate taxable income in time to use our net operating loss carryforwards before their expiration (if applicable) or at all. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage points change (by value) in the ownership of its equity over a rolling three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and certain other pre-change tax attributes to offset its post-change income and taxes may be limited. We have not yet undertaken an analysis under Sections 382 and 383 of the Internal Revenue Code to see if any of our net operating loss carryforwards were limited as a result of our prior stock sales, including those made as part of our initial public offering. As a result, we may have experienced such ownership changes in the past, and we may experience ownership changes in the future as a result of shifts in our stock ownership, some of which are outside our control. Accordingly, our ability to utilize our net operating loss carryforwards and certain other tax attributes could be limited by an “ownership change” as described above, which could result in increased tax liability to our company.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters are currently located in Redwood City, California, where we lease 25,136 square feet of office, research and development and laboratory space pursuant to a lease agreement that commenced on November 1, 2018 and expires on July 31, 2029, with an option to extend for five years.

On December 4, 2019, we entered into a lease agreement for approximately 98,000 square feet of office space to be constructed in San Carlos, California. These premises were delivered in November 2020, and we expect to move into this new headquarters in the second half of 2021 after making certain improvements. The lease term will expire 123 months following the rent commencement date, which is expected to be the earlier of nine months after the premises are delivered or the date our tenant improvements are substantially completed. This lease agreement includes an option to extend the term for an additional period of five years and provides us a right of first refusal for certain additional office space.

We believe that our facilities will be sufficient for our needs over the next twelve months. We may need additional space as we expand our business and believe that additional space when needed, will be available on commercially reasonable terms.

Item 3. Legal Proceedings.

From time to time, we may become involved in litigation or other legal proceedings. On March 10, 2020, a putative securities class action complaint captioned Kim v. Allakos et al., No. 20-cv-01720 (N.D. Cal.) was filed in the United States District Court for the Northern District of California against us, our Chief Executive Officer, Dr. Robert Alexander, and our former Chief Financial Officer, Mr. Leo Redmond. The complaint asserts claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and seeks damages based on alleged material misrepresentations and omissions concerning its Phase 2 clinical trials of lirentelimab. The proposed class period is August 5, 2019, through December 17, 2019, inclusive. On August 28, 2020, the plaintiff filed an amended complaint, adding as defendants Dr. Adam Tomasi, our President, Chief Operating Officer and Chief Financial Officer, and Dr. Henrik Rasmussen, our Chief Medical Officer. Given the early stage of this litigation matter, we cannot reasonably estimate a potential future loss or a range of potential future losses and have not recorded a contingent liability accrual as of December 31, 2020.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock has been listed on the NASDAQ Global Select Market under the symbol “ALLK”.

Holders of Common Stock

As of February 23, 2021, there were 43 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our common stock represented by these record holders.

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

The following graph compares the cumulative total return to stockholder return on our common stock relative to the cumulative total returns of the NASDAQ Composite Index and the NASDAQ Biotechnology Index. An investment of $100 is assumed to have been made in our common stock and each index on July 19, 2018 (the first day of trading of our common stock) and its relative performance is tracked through December 31, 2020. Pursuant to applicable Securities and Exchange Commission rules, all values assume reinvestment of the full amount of all dividends, however no dividends have been declared on our common stock to date. The stockholder returns shown on the graph below are based on historical results and are not indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

COMPARISON OF CUMULATIVE TOTAL RETURN

among Allakos Inc., the NASDAQ Composite Index

and the NASDAQ Biotechnology Index

	7/19/2018	9/30/2018	12/31/2018	3/31/2019	6/30/2019	9/30/2019	12/31/2019	3/31/2020	6/30/2020	9/30/2020	12/31/2020
Allakos Inc.	$100.00	$143.97	$167.26	$129.60	$138.66	$251.62	$305.15	$142.37	$229.95	$260.64	$448.00
NASDAQ Composite	100.00	103.06	85.24	99.56	103.42	103.60	116.51	100.26	131.28	146.03	168.85
NASDAQ Biotechnology	100.00	103.09	81.92	94.65	92.52	84.54	102.49	91.96	116.70	115.74	129.57

Recent Sales of Unregistered Securities

Not applicable

Use of Proceeds from Registered Securities

Not applicable

Issuer Purchases of Equity Securities

Not applicable

Item 6. Selected Financial Data.

The following tables summarize our selected financial data for the periods and as of the dates indicated. We have derived our selected statements of operations and comprehensive loss data for the years ended December 31, 2020, 2019, 2018, 2017 and 2016, and the balance sheets data as of December 31, 2020, 2019, 2018, 2017 and 2016, from our audited financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

Our historical results are not necessarily indicative of the results that may be expected in the future. You should read the financial and other data below in conjunction with the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2020	2019	2018	2017	2016
	(in thousands, except per share data)
Statements of Operations Data:
Loss from operations	$(157,057)	$(91,418)	$(45,721)	$(22,254)	$(17,060)
Net loss	$(153,480)	$(85,372)	$(43,538)	$(23,552)	$(17,100)
Net loss per share, basic and diluted (1)	$(3.10)	$(1.89)	$(2.20)	$(14.54)	$(13.03)
Weighted-average shares of common stock outstanding, basic and diluted (1)	49,492	45,191	19,833	1,620	1,312

(1)

See our statements of operations and comprehensive loss and Note 2 to our financial statements for further details on the calculation of net loss per share, basic and diluted, attributable to common stockholders and the weighted-average number of shares used in the computation of the per share amounts.

	Year Ended December 31,
	2020	2019	2018	2017	2016
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents and marketable securities	$658,997	$495,901	$178,906	$85,207	$13,416
Working capital (1)	646,817	486,809	176,353	83,452	11,031
Total assets	719,618	516,894	191,259	87,029	14,176
Total liabilities	65,223	21,173	7,265	2,828	7,616
Convertible preferred stock	—	—	—	142,969	42,996
Accumulated deficit	(342,964)	(189,484)	(104,112)	(60,574)	(37,022)
Total stockholders’ equity (deficit)	654,395	495,721	183,994	(58,768)	(36,436)

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
•

our plans and ability to manufacture, or have manufactured, sufficient quantities of lirentelimab for preclinical studies and to conduct clinical trials and to eventually commercialize the product, and our reliance on third parties in relation to the foregoing;

•	the impact that the adoption of new accounting pronouncements will have on our financial statements;
•	the ability of our clinical trials to demonstrate safety and efficacy of our product candidates, and other positive results;
•	the timing and focus of our future clinical trials, and the reporting of data from those trials;
•	our plans relating to commercializing lirentelimab, if approved, including the geographic areas of focus and sales strategy;
•	the size of the market opportunity for lirentelimab in each of the diseases we are targeting;
•

the number of diseases represented in the patient population enrolled in our clinical trials, and our ability to evaluate response to treatment of lirentelimab in diseases other than the primary indication in our clinical trials;

•	our estimates of the number of patients in the United States who suffer from the diseases we are targeting and the number of patients that will enroll in our clinical trials;
•	the beneficial characteristics, safety, efficacy and therapeutic effects of lirentelimab;
•

the timing or likelihood of regulatory filings and approvals, including our expectation to seek special designations, such as orphan drug designation, for lirentelimab or our other product candidates for various diseases;

•	our ability to obtain and maintain regulatory approval of lirentelimab or our other product candidates;
•	our plans relating to the further development of lirentelimab and our other product candidates;
•	existing regulations and regulatory developments in the United States and other jurisdictions;
•	our plans and ability to obtain or protect intellectual property rights, including extensions of existing patent terms where available;
•	our continued reliance on third-parties to conduct additional clinical trials of lirentelimab and our other product candidates;
•	the need to hire additional personnel and our ability to attract and retain such personnel;

•	the accuracy of our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
•	our financial performance;
•	the sufficiency of our existing cash, cash equivalents and marketable securities to fund our future operating expenses and capital expenditure requirements; and
•	our anticipated use of the proceeds from our initial public offering and the concurrent private placement in July 2018 and subsequent follow-on offerings in August 2019 and November 2020.

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

Our discussion and analysis below are focused on our financial results and liquidity and capital resources for the years ended December 31, 2020 and 2019, including year-over-year comparisons of our financial performance and condition for these years. Discussion and analysis of the year ended December 31, 2018 specifically, as well as the year-over-year comparison of our financial performance and condition for the years ended December 31, 2019 and 2018, are located in Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 25, 2020.

Overview

We are a clinical stage biotechnology company developing lirentelimab (AK002), our wholly owned monoclonal antibody, for the treatment of various mast cell and eosinophil related diseases. Lirentelimab selectively targets both mast cells and eosinophils, two types of white blood cells that are widely distributed in the body and play a central role in the inflammatory response. Inappropriately activated mast cells and eosinophils have been identified as key drivers in a number of severe diseases affecting the gastrointestinal tract, eyes, skin, lungs and other organs. Our initial focus is on eosinophilic gastrointestinal diseases which include eosinophilic gastritis (“EG”), eosinophilic duodenitis (“EoD”) which has also been referred to as eosinophilic gastroenteritis, and eosinophilic esophagitis (“EoE”); in addition, lirentelimab has the potential to treat a number of other severe diseases. Lirentelimab has received orphan disease status for EG, EoD, and EoE from the U.S. Food and Drug Administration (the “FDA”). Lirentelimab completed a randomized, double-blind, placebo-controlled Phase 2 study in patients with EG and/or EoD (see ENIGMA study results). The ENIGMA study met all prespecified primary and secondary endpoints when compared to placebo and results were published in the New England Journal of Medicine. ENIGMA patients that continued to receive lirentelimab treatment for at least 52 weeks have experienced continued symptom improvement with an average 70% reduction in EG and EoD symptoms. Additionally, patients in the ENIGMA study with co-morbid EoE showed histologic and symptomatic improvement when treated with lirentelimab compared to placebo. Based on the results from the ENIGMA study and End of Phase 2 meeting with the FDA, we began enrollment of a Phase 3 study in patients with EG and/or EoD and a Phase 2/3 study in patients with EoE. We expect results from these trials in the fourth quarter of 2021.

Despite the knowledge that mast cells and eosinophils drive many pathological conditions, there are no approved therapies that selectively target both mast cells and eosinophils. Lirentelimab binds to Siglec-8, an inhibitory receptor found on mast cells and eosinophils, which represents a novel mechanism to selectively inhibit or deplete these important immune cells and thereby potentially resolve inflammation. We believe lirentelimab is the only Siglec-8 targeting antibody currently in clinical development and may have advantages over current treatment options available to patients for the diseases we are pursuing.

Since our inception in 2012, we have devoted substantially all of our resources and efforts towards the research and development of our product candidates. Our lead product candidate, lirentelimab, a monoclonal antibody targeting Siglec-8, entered clinical trials in 2016. In addition to activities conducted internally at our facilities, we have utilized significant financial resources to engage contractors, consultants and other third parties to conduct various preclinical and clinical development activities on our behalf.

To date, we have not had any products approved for sale and have not generated any revenue nor been profitable. Further, we do not expect to generate revenue from product sales until such time, if ever, that we are able to successfully complete the development and obtain marketing approval for one of our product candidates. We will continue to require additional capital to develop our product candidates and fund operations for the foreseeable future. We have incurred significant operating losses to date and expect to incur significant operating losses for the foreseeable future. Our net losses were $153.5 million and $85.4 million for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, we had an accumulated deficit of $343.0 million.

Prior to completing our IPO in July 2018 and subsequent follow-on offerings in August 2019 and November 2020, our operations had been historically financed primarily through the private placements of convertible debt instruments and convertible preferred stock. These private placements provided gross proceeds of $146.9 million. As of December 31, 2020, we had cash, cash equivalents and marketable securities of $659.0 million, which we believe will be sufficient to fund our planned operations for at least the next 12 months from the issuance of our financial statements.

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

Research and Development Expenses

Research and development expenses represent the following costs incurred by us for the discovery, development and manufacturing of our product candidates:

•	consultant and personnel-related costs including consulting fees, employee salaries and benefits, travel and stock-based compensation expense;
•	costs incurred under service agreements with contract research organizations (“CROs”) that conduct nonclinical research and development activities on our behalf;
•	costs incurred under service agreements with clinical CROs and clinical investigative sites to conduct our clinical studies;
•	costs incurred under service agreements with contract development and manufacturing organizations (“CDMOs”) for the manufacture and fill finish of our product candidates;
•

costs related to in-house research and development activities conducted at our facilities including laboratory supplies, non-capital laboratory equipment and depreciation of capital laboratory equipment and leasehold improvements;

•	costs incurred under exclusive and non-exclusive license agreements with third-parties; and
•	allocated facility and other costs including the rent and maintenance of our facilities, insurance premiums, depreciation of shared-use leasehold improvements and general office supplies.

We expense research and development costs as incurred. We recognize costs for certain development activities, such as clinical trials, based on an evaluation of the progress to completion of specific tasks using data such as clinical site activations, patient enrollment or information provided to us by our clinical CROs and clinical investigative sites, along with analysis by our in-house clinical operations personnel. Advance payments for goods or services to be received in the future for use in research and development activities are deferred and capitalized as prepaid expenses, even when there is no alternative future use for the research and development. The capitalized amounts are expensed as the related goods are delivered or the services are performed.

Prior to the regulatory approval of our product candidates, we recognize expenses incurred with our CDMOs for the manufacture of product candidates that could potentially be available to support future commercial sales, if approved, in the period in which they have occurred. To date, we have not yet capitalized any costs to inventory as we are unable to determine if these costs will provide a future economic benefit, given the unapproved nature of our product candidates.

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

External costs incurred from CDMOs, clinical CROs and clinical investigative sites have comprised a significant portion of our research and development expenses since inception. We track these costs on a program-by-program basis following the advancement of a product candidate into clinical development. Consulting and personnel-related costs, laboratory supplies and non-capital equipment utilized in the conduct of in-house research, in-licensing fees and general overhead, are not tracked on a program-by-program basis, nor are they allocated, as they commonly benefit multiple projects, including those still in our pipeline.

The following table summarizes our research and development expenses for the periods indicated (in thousands):

	Year Ended December 31,
	2020	2019	2018
Lirentelimab contract research and development costs	$55,322	$30,806	$12,990
Consulting and personnel-related costs	37,560	23,967	14,144
Other unallocated research and development costs	12,651	7,085	6,153
Total	$105,533	$61,858	$33,287

We anticipate that our research and development expenses will increase in the future, primarily driven by costs associated with the manufacturing of our lead product candidate, lirentelimab, as we continue to increase the frequency and scale of our manufacturing batches in anticipation of a commercial launch if we are able to obtain FDA approval. Additionally, we expect to incur increasing costs associated with the conduct of our ongoing and future late stage clinical trials.

General and Administrative Expenses

General and administrative expenses consist of fees paid to consultants, salaries, benefits and other personnel-related costs, including stock-based compensation, for our personnel in executive, finance, accounting and other administrative functions, legal costs, fees paid for accounting and tax services, costs associated with pre-commercialization activities and facility costs not otherwise included in research and development expenses. Legal costs include general corporate and patent legal fees and related costs.

We anticipate that our general and administrative expenses will increase in the future to support our continued research and development activities, as well as progress on our preliminary commercial development activities, including costs related to personnel, outside consultants, attorneys and accountants, among others. Additionally, we expect to incur costs associated with continuing to operate as a public company, including expenses related to maintaining compliance with the rules and regulations of the SEC, and those of any national securities exchange on which our securities are traded, additional insurance premiums, investor relations activities and other ancillary administrative and professional services.

Interest Income

Interest income primarily consists of interest and investment income earned on our cash, cash equivalents and marketable securities included on the balance sheets.

Other Expense, Net

Other expense, net, primarily consists of amounts realized from gains and losses related to fluctuations in foreign currencies.

In-Licensing Agreements

We have entered into a number of exclusive and nonexclusive, royalty bearing license agreements with third-parties for certain intellectual property. Under the terms of the license agreements described below, we are obligated to pay milestone payments upon the achievement of specified clinical, regulatory and commercial milestones. Research and development expense associated with the Company’s milestone payments are recognized when such milestone has been achieved. Actual amounts due under the license agreements vary depending on factors including, but not limited to, the number of product candidates we develop and our ability to successfully develop and commercialize our product candidates covered under the respective agreements. In addition to milestone payments, we are also subject to future royalty payments based on sales of our product candidates covered under the agreements, as well as certain minimum annual royalty and commercial reservation fees. Because the achievement of milestones and the timing and extent of future royalties is not probable, these contingent amounts have not been included on our balance sheets or as part of Contractual Obligations and Commitments discussion below.

We incurred $3.4 million of milestone expense for the year ended December 31, 2020 related to development milestones associated with the first patient dosed in our Phase 3 study with lirentelimab. We did not incur any milestone expense for the year ended December 31, 2019. We recognized $0.3 million of milestone expense for the year ended December 31, 2018 related to development milestones associated with the first patient dosed in our Phase 2 study with lirentelimab. Milestone payments are not creditable against royalties. As of December 31, 2020, we have not incurred any royalty liabilities related to our license agreements, as product sales have not yet commenced.

Exclusive License Agreement with The Johns Hopkins University

In December 2013, we entered into a license agreement with JHU for a worldwide exclusive license to develop, use, manufacture and commercialize covered product candidates including lirentelimab, which was amended in September 2016. Under the terms of the agreement, we have made upfront and milestone payments of $0.7 million through December 31, 2020 and we may be required to make aggregate additional milestone payments of up to $3.6 million. We also issued 88,887 shares of common stock as consideration under the JHU license agreement. In addition to milestone payments, we are also subject to single-digit royalties to JHU based on future net sales of each licensed therapeutic product candidate by us and our affiliates and sublicensees, with up to a low six-digit dollar minimum annual royalty payment.

Non-exclusive License Agreement with BioWa Inc. and Lonza Sales AG

In October 2013, we entered into a tripartite agreement with BioWa and Lonza for the non-exclusive worldwide license to develop and commercialize product candidates including lirentelimab that are manufactured using a technology jointly developed and owned by BioWa and Lonza. Under the terms of the agreement, we have made milestone payments of $3.4 million through December 31, 2020 and we may be required to make aggregate additional milestone payments of up to $38.0 million. In addition to milestone payments, we are also subject to minimum annual commercial license fees of $40,000 per year to BioWa until such time as BioWa receives royalty payments, as well as low single-digit royalties to BioWa and to Lonza. Royalties are based on future net sales by us and our affiliates and sublicensees and vary dependent on Lonza’s participation as sole manufacturer for commercial production.

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

Estimates underlying accrued contract research and development expense primarily relate to our evaluation of the timing and extent of development and manufacturing services performed by our CDMOs, as well as research activities performed by CROs and clinical investigative sites activities on our behalf. As the financial terms included within service agreements with such vendors vary from contract to contract and often include uneven payment flows, our evaluation focuses on the level of effort and resources expended. Accordingly, the calculation of accrued contract research and development expense requires us to analyze a significant amount of inputs and data from multiple internal and external sources, including information from communications with clinical operations and technical operations personnel.

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

Operating Leases

Effective January 1, 2019, we account for our leases in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 842, “Leases” (“ASC 842”). As part of this transition, we elected a number of optional practical expedients made available under the ASC 842 transition guidance including (i) carrying forward the Company’s historical lease classifications, (ii) foregoing of re-evaluation of historical contracts using ASC 842’s definition of a lease, (iii) foregoing a re-assessment of initial direct costs related to leases that existed prior to adoption, (iv) combining lease and non-lease components for all classes of assets, and (v) recognizing lease expense for all contracts with an initial term of 12 months or less within the statements of operations and comprehensive loss on a straight-line basis over the requisite lease term.

Under ASC 842, we account for our leases by recording right-of-use assets and lease liabilities on the balance sheets. Right-of-use assets represent our right to use an underlying asset over the lease term and include any lease payments made prior to the lease commencement date and are reduced by lease incentives. Lease liabilities represent the present value of our total lease payments over the lease term, calculated using our incremental borrowing rate. In determining our incremental borrowing rate, we considered the term of the lease and our credit risk. We recognize options to extend a lease when it is reasonably certain that we will exercise such extension. We do not recognize options to terminate a lease when it is reasonably certain that we will not exercise such early termination options. We recognize lease expense on a straight-line basis over the expected lease term.

Prior to our adoption of ASC 842, we accounted for our leases in accordance with FASB ASC 840, Leases (“ASC 840”). Under ASC 840, rent expense is recorded on a straight-line basis over the term of the lease. Differences that exist between cash rent payments and the recognition of rent expense, such as those resulting from rent abatements or contractual escalations of future lease payments, are recorded as a deferred rent liability and recognized as adjustments to rental expense on a straight-line basis over the term of the lease. The current portion of the deferred rent liability is included within accrued expenses and other current liabilities on our balance sheets with the remainder reported as operating lease liabilities, net of current portion. Tenant improvement allowances received are recorded as lease incentive obligations included in accrued expenses and other current liabilities and operating lease liabilities, net of current portion on our balance sheets and amortized to rent expense over the term of the lease.

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

As of December 31, 2020, our gross deferred tax assets were $121.4 million. Due to our lack of earnings history and uncertainties surrounding our ability to generate future taxable income, we have offset the total net deferred tax assets with a full valuation allowance. The deferred tax assets were primarily comprised of federal and state tax net operating losses, (“NOLs”), which may be limited by certain rules governing changes in ownership, as defined in Section 382 of the Internal Revenue Code of 1986, as amended. Similar rules may apply under state tax laws. Our ability to use our remaining NOLs may be further limited if we experience future ownership changes.

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

Results of Operations

The following table summarizes our results of operations for the periods indicated (in thousands):

	Year Ended December 31,
	2020	2019	2018
Operating expenses
Research and development	$105,533	$61,858	$33,287
General and administrative	51,524	29,560	12,434
Total operating expenses	157,057	91,418	45,721
Loss from operations	(157,057)	(91,418)	(45,721)
Interest income	4,313	6,201	2,375
Other expense, net	(736)	(155)	(192)
Net loss	(153,480)	(85,372)	(43,538)
Unrealized gain (loss) on marketable securities	(129)	152	(15)
Comprehensive loss	$(153,609)	$(85,220)	$(43,553)

Comparison of the Years Ended December 31, 2020 and 2019

Research and Development Expenses

Research and development expenses were $105.5 million for the year ended December 31, 2020 compared to $61.9 million for the year ended December 31, 2019, an increase of $43.6 million. The period-over-period increase in research and development expenses is primarily driven by an additional $24.5 million of lirentelimab contract research and development costs. Increases to contract research and development costs were comprised of $14.7 million of incremental spend with clinical CROs and clinical investigative sites associated with the advancement of our clinical development with lirentelimab, as well as $9.8 million of incremental spend with CDMOs resulting from manufacturing activities associated with the scale up and increased production of lirentelimab as we progress closer to a potential commercial launch. Additional period-over-period increases included $13.6 million of consulting and personnel-related costs primarily associated with increased hiring of R&D personnel, $3.4 million related to a one-time in-licensing milestone expenses incurred during the current year associated with the initiation of our Phase 3 study of lirentelimab, and $2.1 million of other unallocated research and development costs primarily related to the conduct of in-house research.

General and Administrative Expenses

General and administrative expenses were $51.5 million for the year ended December 31, 2020 compared to $29.6 million for the year ended December 31, 2019, an increase of $21.9 million. The period-over-period increase in general and administrative expenses was primarily attributable to an additional $18.0 million of personnel-related costs, including associated stock-based compensation expense. Other period-over-period changes included increases to G&A outside spend of $3.0 million related to legal costs, accounting and financial service costs, and costs incurred by our early commercial development efforts. Finally, we incurred incremental facilities and other administrative costs of $0.9 million not otherwise included in research and development expenses.

Interest Income

Interest income was $4.3 million for the year ended December 31, 2019 compared to $6.2 million for the year ended December 31, 2018, a decrease of $1.9 million. The year-over-year decrease is directly attributable to lower interest rates on our short-term investments purchased during the current year.

Other Expense, Net

There were no significant period-over-period changes in other expense, net, for the years ended December 31, 2020 and 2019.

Liquidity and Capital Resources

Sources of Liquidity

We are a clinical stage biotechnology company with a limited operating history. As a result of our significant research and development expenditures, we have generated net losses since our inception. We have financed our operations through our July 2018 IPO, August 2019 Offering and November 2020 Offering.

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

As of December 31, 2020, we had cash, cash equivalents and marketable securities of $659.0 million.

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

Summary Cash Flows

The following table summarizes the primary sources and uses of our cash, cash equivalents, and restricted cash for the periods indicated (in thousands):

	Year Ended December 31,
	2020	2019	2018
Net cash used in operating activities	$(113,924)	$(63,012)	$(38,450)
Net cash provided by (used in) investing activities	3,897	(311,971)	(151,047)
Net cash provided by financing activities	278,837	381,163	138,752
Net increase (decrease) in cash, cash equivalents and restricted cash	$168,810	$6,180	$(50,745)

Comparison of the Years Ended December 31, 2020 and 2019

Cash Used in Operating Activities

Net cash used in operating activities was $113.9 million for the year ended December 31, 2020, which was primarily attributable to our net loss of $153.5 million adjusted for net noncash charges of $1.4 million and net changes in operating cash and liabilities of $38.2 million. Noncash charges included $33.4 million in stock-based compensation expense, $2.4 million in net amortization of premiums and discounts on marketable securities, $1.5 million in depreciation and amortization expense and $0.9 million in amortization of right-of-use asset.

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

Cash Used in Investing Activities

Net cash provided by investing activities was $3.9 million for the year ended December 31, 2020, which consisted of $546.8 million in proceeds from maturities of marketable securities, partially offset by $542.3 million for the purchases of marketable securities and $0.6 million for the purchases of property and equipment.

Net cash used in investing activities was $312.0 million for the year ended December 31, 2019, which consisted of $541.7 million for the purchases of marketable securities and $0.8 million for the purchases of property and equipment, partially offset by $231.0 million for maturities of marketable securities.

Cash Provided by Financing Activities

Net cash provided by financing activities was $278.8 million for the year ended December 31, 2020, which consisted primarily of $271.7 million in net proceeds from the issuance of common stock, $5.7 million in proceeds received from employees for the exercise of stock options and $1.5 million in proceeds from the issuance of common stock under the 2018 ESPP.

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

Contractual Obligations and Commitments

The following table outlines our contractual obligations and commitments at December 31, 2020 (in thousands):

	Payments Due by Period
		Less than	1-3	3-5	More than 5
	Total	1 Year	Years	Years	Years
Operating lease obligations (1)	$89,872	$2,399	$16,608	$17,619	$53,246
Purchase obligations (2)	144,985	68,137	76,848	—	—
Total	$234,857	$70,536	$93,456	$17,619	$53,246

(1)	Operating lease obligations represent future lease payments due under our two lease agreements.
(2)	Purchase obligations represent noncancelable amounts due to counterparties under various master service agreements.

In addition to the amounts included in the table above, we enter into contracts in the normal course of business with clinical CROs, clinical investigative sites and other counterparties assisting with our preclinical studies and clinical trials. Such contracts are generally cancellable, with varying provisions regarding termination. In the event of a contract being terminated, we would only be obligated for services received as of the effective date of the termination, along with cancellation fees, as applicable.

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

Item 8. Financial Statements and Supplementary Data.

ALLAKOS INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Allakos Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Allakos Inc. (the Company) as of December 31, 2020 and 2019, the related statements of operations and comprehensive loss, statements of convertible preferred stock and stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 26, 2021 expressed an unqualified opinion thereon.

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

During 2020, the Company incurred $105.5 million of research and development expenses and accrued $4.7 million for contract research and development expenses as of December 31, 2020. As described in Note 2 to the Financial Statements, service agreements with third party service providers including contract development and manufacturing organizations (“CDMOs”), clinical contract research organizations (“CROs”), and clinical investigative sites comprise a significant component of the Company’s research and development activities. External costs owed to clinical CROs and CDMOs are accrued and expensed based upon estimates of the proportion of work performed over the term of the individual clinical trial and manufacturing activities in accordance with signed agreements. Clinical investigative site accruals are recorded based on estimates of services received and efforts expended. The timing and the amount of payments required under each individual arrangement are often different from the pattern of costs actually incurred. The Company accrues the cost of the services with these third-party organizations based on the progress or stage of completion of the services measured by internal personnel.

Auditing management’s accounting for accrued contract research and development expenses is especially challenging because the evaluation is dependent upon on a high-volume of data exchanged between the third-party service providers and internal clinical and manufacturing personnel. Determining the accrued amounts is based on an evaluation of the unique terms and conditions set in each agreement with the CDMOs, CROs, and clinical investigative sites. Additionally, due to the duration of clinical-related development activities and the timing of invoices received from third parties, the determination of the accrual for services incurred requires application of judgment by management. The lack of timely information related to certain manufacturing activities in determining the progress to completion of specific tasks conducted for each project can increase the risk of inaccurate assumptions applied to project completion when estimating the costs to be accrued.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s accounting for accrued contract research and development expenses process, including controls over management’s review of   activity progress in comparison to budgets and invoices received from third parties.

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

Redwood City, California

March 1, 2021

ALLAKOS INC.

BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$207,177	$38,367
Investments in marketable securities	451,820	457,534
Prepaid expenses and other current assets	10,270	3,969
Total current assets	669,267	499,870
Property and equipment, net	8,345	8,410
Operating lease right-of-use assets	39,731	5,775
Other long-term assets	2,275	2,839
Total assets	$719,618	$516,894
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$13,960	$5,963
Accrued expenses and other current liabilities	8,490	7,098
Total current liabilities	22,450	13,061
Operating lease liabilities, net of current portion	42,773	8,112
Total liabilities	65,223	21,173
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 20,000 shares authorized as of December 31, 2020 and 2019; no shares issued and outstanding as of December 31, 2020 and 2019	—	—
Common stock, $0.001 par value per share; 200,000 shares authorized as of December 31, 2020 and 2019; 53,081 and 48,668 shares issued and outstanding as of December 31, 2020 and 2019, respectively	53	48
Additional paid-in capital	997,298	685,020
Accumulated other comprehensive gain	8	137
Accumulated deficit	(342,964)	(189,484)
Total stockholders’ equity	654,395	495,721
Total liabilities and stockholders’ equity	$719,618	$516,894

See accompanying notes to financial statements

ALLAKOS INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

	Year Ended December 31,
	2020	2019	2018
Operating expenses
Research and development	$105,533	$61,858	$33,287
General and administrative	51,524	29,560	12,434
Total operating expenses	157,057	91,418	45,721
Loss from operations	(157,057)	(91,418)	(45,721)
Interest income	4,313	6,201	2,375
Other expense, net	(736)	(155)	(192)
Net loss	(153,480)	(85,372)	(43,538)
Unrealized gain (loss) on marketable securities	(129)	152	(15)
Comprehensive loss	$(153,609)	$(85,220)	$(43,553)
Net loss per common share:
Basic and diluted	$(3.10)	$(1.89)	$(2.20)
Weighted-average number of common shares outstanding:
Basic and diluted	49,492	45,191	19,833

See accompanying notes to financial statements

ALLAKOS INC.

STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2017	30,971	$142,969	2,114	$3	$1,803	$—	$(60,574)	$(58,768)
Proceeds from repayment of recourse promissory note	—	—	—	—	50	—	—	50
Conversion of preferred stock upon initial public offering	(30,971)	(142,969)	30,972	30	142,939	—	—	142,969
Issuance of common stock upon initial public offering, net of offering costs of $3,466	—	—	8,453	8	138,349	—	—	138,357
Stock-based compensation expense	—	—	—	—	4,570	—	—	4,570
Issuance of common stock upon exercise of stock options	—	—	531	1	344	—	—	345
Issuance of common stock upon exercise of warrants	—	—	47	—	—	—	—	—
Vesting of restricted common stock	—	—	—	—	24	—	—	24
Unrealized loss on marketable securities, net of tax	—	—	—	—	—	(15)	—	(15)
Net loss	—	—	—	—	—	—	(43,538)	(43,538)
Balance as of December 31, 2018	—	$—	42,117	$42	$288,079	$(15)	$(104,112)	$183,994
Stock-based compensation expense	—	—	—	—	15,764	—	—	15,764
Issuance of common stock upon exercise of stock options	—	—	1,250	1	2,447	—	—	2,448
Issuance of common stock upon 2018 ESPP purchase	—	—	74	—	1,190	—	—	1,190
Issuance of common stock upon follow-on offering, net of offering costs of $24,975	—	—	5,227	5	377,520	—	—	377,525
Vesting of restricted common stock	—	—	—	—	20	—	—	20
Unrealized gain on marketable securities, net of tax	—	—	—	—	—	152	—	152
Net loss	—	—	—	—	—	—	(85,372)	(85,372)
Balance as of December 31, 2019	—	$—	48,668	$48	$685,020	$137	$(189,484)	$495,721
Stock-based compensation expense	—	—	—	—	33,446	—	—	33,446
Issuance of common stock upon exercise of stock options	—	—	700	1	5,695	—	—	5,696
Issuance of common stock upon 2018 ESPP purchase	—	—	70	—	1,454	—	—	1,454
Issuance of common stock upon follow-on offering, net of offering costs of $15,813	—	—	3,506	4	271,683			271,687
Issuance of common stock upon vesting of restricted stock units	—	—	137	—	—	—	—	—
Unrealized loss on marketable securities	—	—	—	—	—	(129)	—	(129)
Net loss	—	—	—	—	—	—	(153,480)	(153,480)
Balance as of December 31, 2020	—	$—	53,081	$53	$997,298	$8	$(342,964)	$654,395

See accompanying notes to financial statements

ALLAKOS INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities
Net loss	$(153,480)	$(85,372)	$(43,538)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	33,446	15,764	4,570
Net amortization of premiums and discounts on marketable securities	2,358	(2,664)	(1,310)
Depreciation and amortization	1,545	1,508	242
Noncash lease expense	794	275	—
Accretion of tenant improvement allowance	—	—	(82)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(7,601)	463	(1,489)
Other long-term assets	—	(564)	313
Accounts payable	7,644	3,571	76
Accrued expenses and other current liabilities	900	4,077	2,063
Operating lease liabilities, net of current portion	470	(70)	705
Net cash used in operating activities	(113,924)	(63,012)	(38,450)
Cash flows from investing activities
Purchases of marketable securities	(542,273)	(541,701)	(236,601)
Proceeds from maturities of marketable securities	546,800	230,500	92,500
Purchases of property and equipment	(630)	(770)	(6,946)
Net cash provided by (used in) investing activities	3,897	(311,971)	(151,047)
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	271,687	377,525	138,357
Proceeds from exercise of stock options, net of repurchases	5,696	2,448	345
Proceeds from issuance of common stock under 2018 ESPP	1,454	1,190	—
Proceeds from repayment of recourse promissory note	—	—	50
Net cash provided by financing activities	278,837	381,163	138,752
Net increase (decrease) in cash, cash equivalents and restricted cash	168,810	6,180	(50,745)
Cash, cash equivalents and restricted cash, beginning of period	40,642	34,462	85,207
Cash, cash equivalents and restricted cash, end of period	$209,452	$40,642	$34,462
Supplemental disclosures
Noncash investing and financing items:
Right-of-use assets obtained in exchange for lease obligations	$34,750	$6,050	$—
Lessor funded lease incentives included in property and equipment	$304	$—	$1,386
Property and equipment purchased in accounts payable	$353	$—	$313
Vesting of restricted common stock subject to repurchase	$—	$20	$24

See accompanying notes to financial statements

ALLAKOS INC.

NOTES TO FINANCIAL STATEMENTS

1. Organization and Business

Allakos Inc. (“Allakos” or the “Company”) was incorporated in the state of Delaware in March 2012. Allakos is a clinical stage biopharmaceutical company focused on the development of lirentelimab for the treatment of eosinophil and mast cell related diseases. The Company’s primary activities to date have included establishing its facilities, recruiting personnel, conducting research and development of its product candidates and raising capital. The Company’s operations are located in Redwood City, California.

Liquidity Matters

Since inception, the Company has incurred net losses and negative cash flows from operations. During the year ended December 31, 2020, the Company incurred a net loss of $153.5 million and used $113.9 million of cash in operations. As of December 31, 2020, the Company had an accumulated deficit of $343.0 million and does not expect to experience positive cash flows from operating activities in the foreseeable future. The Company has financed its operations to date primarily through the sale of common stock. Management expects to incur additional operating losses in the future as the Company continues to further develop, seek regulatory approval for and, if approved, commence commercialization of its product candidates. The Company had $659.0 million of cash, cash equivalents and marketable securities at December 31, 2020. Management believes that this amount is sufficient to fund the Company’s operations for at least the next 12 months from the issuance date of these financial statements

2. Summary of Significant Accounting Policies

Basis of Presentation

The financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements and accompanying notes.

Use of Estimates

Management uses significant judgment when making estimates related to common stock valuation and related stock-based compensation expense, accrued research and development expense and deferred tax valuation allowances. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates under different assumptions or conditions, and those differences could be material to the financial position and results of operations.

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

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Company’s balance sheets and which, in aggregate, represent the amounts reported in the statements of cash flows (in thousands):

	December 31,
	2020	2019	2018
Cash and cash equivalents	$207,177	$38,367	$33,660
Restricted cash	2,275	2,275	802
Total	$209,452	$40,642	$34,462

Restricted cash at December 31, 2020 represents $2.3 million of security deposits for the lease of the Company’s facilities in Redwood City, California and San Carlos, California. Both security deposits are in the form of letters of credit secured by restricted cash. Restricted cash amounts are included within other long-term assets on the Company’s balance sheets.

Marketable Securities

The Company invests in marketable securities, primarily securities issued by the United States government and its agencies. The Company’s marketable securities are considered available-for-sale and are classified as current assets even when the stated maturities of the underlying securities exceed one year from the date of the current balance sheet being reported. This classification reflects management’s ability and intent to utilize proceeds from the sale of such investments to fund ongoing operations. Unrealized gains and losses are excluded from earnings and are reported as a component of accumulated other comprehensive gain. The cost of securities sold is determined using the specific-identification method. Interest earned and adjustments for the amortization of premiums and discounts on investments are included in interest income, net, on the statements of operations and comprehensive loss. Realized gains and losses and declines in fair value judged to be other than temporary, if any, on investments in marketable securities are included in other expense, net, on the statements of operations and comprehensive loss.

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

Laboratory equipment – 3 to 5 years

Leasehold improvements – Shorter of remaining lease term or estimated life of the assets

Upon retirement or sale, the cost of disposed assets and their related accumulated depreciation are removed from the balance sheet. Any resulting gains or losses on dispositions of property and equipment are included as a component of other expense, net, within the Company’s statements of operations and comprehensive loss. Repair and maintenance costs that do not significantly add value to the property and equipment, or prolong its life, are charged to operating expense as incurred.

Operating Leases

Effective January 1, 2019, the Company accounts for its leases in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 842, “Leases” (“ASC 842”). As part of this transition, the Company elected a number of optional practical expedients made available under the ASC 842 transition guidance including (i) carrying forward the Company’s historical lease classifications, (ii) foregoing of re-evaluation of historical contracts using ASC 842’s definition of a lease, (iii) foregoing a re-assessment of initial direct costs related to leases that existed prior to adoption, (iv) combining lease and non-lease components for all classes of assets, and (v) recognizing lease expense for all contracts with an initial term of 12 months or less within the statements of operations and comprehensive loss on a straight-line basis over the requisite lease term.

Under ASC 842, the Company accounts for its leases by recording right-of-use assets and lease liabilities on the balance sheets. Right-of-use assets represent the Company’s right to use an underlying asset over the lease term and include any lease payments made prior to the lease commencement date and are reduced by lease incentives. Lease liabilities represent the present value of the total lease payments over the lease term, calculated using the Company’s incremental borrowing rate. In determining the Company’s incremental borrowing rate, consideration is given to the term of the lease and the Company’s credit risk. The Company recognizes options to extend a lease when it is reasonably certain that it will exercise such extension. The Company does not recognize options to terminate a lease when it is reasonably certain that it will not exercise such early termination options. Lease expense is recognized on a straight-line basis over the expected lease term.

Prior to the Company’s adoption of ASC 842, the Company accounted for its leases in accordance with FASB ASC 840, Leases (“ASC 840”). Under ASC 840, rent expense is recorded on a straight-line basis over the term of the lease. Differences that exist between cash rent payments and the recognition of rent expense, such as those resulting from rent abatements or contractual escalations of future lease payments, are recorded as a deferred rent liability and recognized as adjustments to rental expense on a straight-line basis over the term of the lease. The current portion of the deferred rent liability is included within accrued expenses and other current liabilities on the Company’s balance sheets with remainder included within operating lease liabilities, net of current portion. Tenant improvement allowances received are recorded as lease incentive obligations included in accrued expenses and other current liabilities and operating lease liabilities, net of current portion on the Company’s balance sheets and amortized to rent expense over the term of the lease.

Accrued Research and Development Expense

Service agreements with contract development and manufacturing organizations (“CDMOs”), clinical contract research organizations (“CROs”) and clinical investigative sites comprise a significant component of the Company’s research and development activities. External costs for these vendors are recognized as the services are incurred. The Company accrues for expenses resulting from obligations under agreements with its third-parties for which the timing of payments does not match the periods over which the materials or services are provided to the Company. Accruals are recorded based on estimates of services received and efforts expended pursuant to agreements established with CDMOs, clinical CROs, clinical investigative sites and other outside service providers. These estimates are typically based on contracted amounts applied to the proportion of work performed and determined through analysis with internal personnel and external service providers as to the progress or stage of completion of the services.

The Company makes judgements and estimates in determining the accrual balance in each reporting period. In the event advance payments are made to a CDMO, clinical CRO, clinical investigative site or other outside service provider, the payments are recorded within prepaid expenses and other current assets and subsequently recognized as research and development expense when the associated services have been performed. As actual costs become known, the Company adjusts its liabilities and assets. Inputs, such as the extent of services received and the duration of services to be performed, may vary from the Company’s estimates, which will result in adjustments to research and development expense in future periods. Changes in these estimates that result in material changes to the Company’s accruals could materially affect the Company’s results of operations. The Company’s historical estimates have not been materially different from actual amounts recorded.

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

Comprehensive Loss

Comprehensive loss is defined as the change in stockholders’ equity (deficit) during a period from transactions and other events and circumstances from non-owner sources. The difference between net loss and comprehensive loss for the years ended December 31, 2020, 2019 and 2018 are a result of unrealized gains and losses on the Company’s investments in marketable securities included in current assets on the balance sheets.

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

Basic and diluted net loss per share was calculated as follows (in thousands, except per share data):

	Year Ended December 31,
	2020	2019	2018
Numerator:
Net loss	$(153,480)	$(85,372)	$(43,538)
Denominator:
Weighted-average shares of common stock outstanding, basic and diluted	49,492	45,191	19,833
Net loss per share, basic and diluted	$(3.10)	$(1.89)	$(2.20)

The following table sets forth the potentially dilutive securities that have been excluded from the calculation of diluted net loss per share due to their anti-dilutive effect for the periods indicated (in thousands):

	Year Ended December 31,
	2020	2019	2018
Options to purchase common stock	6,616	7,148	7,811
Unvested restricted stock units	1,161	542	—
Unvested restricted common stock	—	—	47
Shares issuable under employee stock purchase plans	14	31	29
Total	7,791	7,721	7,887

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

Additionally, an entity that elects early adoption must adopt all the amendments in the same period. The Company elected to early adopt ASU 2019-12 effective January 1, 2020 on a prospective basis. As a result of this election, no benefit from income tax was recorded in continuing operations and no tax provision was recorded in other comprehensive income for the year ended December 31, 2020 related to the Company’s loss from continuing operations and unrealized gain on available-for-sale securities during the same period. Further, the Company’s adoption had no impact to its effective tax rate.

On January 1, 2020, the Company adopted ASU 2016-13: Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The guidance modifies the measurement and recognition of credit losses for most financial assets and certain other instruments. The amendment updates the guidance for measuring and recording credit losses on financial assets measured at amortized cost by replacing the “incurred loss” model with an “expected loss” model. As a result of adoption, the Company presents these financial assets, which includes its available-for-sale debt securities, at the net amount it expects to collect. The amendment also requires that the Company records credit losses related to its available-for-sale debt securities as an allowance through net income rather than reducing the carrying amount under the historical, other-than-temporary-impairment model. The Company’s adoption of ASU 2016-13 did not materially affect the Financial Statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

The Company has reviewed other recently issued accounting pronouncements and concluded they are either not applicable to the business or that no material effect is expected on the Financial Statements as a result of future adoption.

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

3. Fair Value Measurements

The Company measures and reports certain financial instruments as assets and liabilities at fair value on a recurring basis. The Company’s financial assets measured at fair value on a recurring basis were as follows (in thousands):

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$205,408	$—	$—	$205,408
Total cash equivalents	205,408	—	—	205,408
Short-term marketable securities
U.S. treasuries	451,820	—	—	451,820
Total short-term marketable securities	451,820	—	—	451,820
Total cash equivalents and short-term marketable securities	$657,228	$—	$—	$657,228

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$35,935	$—	$—	$35,935
Total cash equivalents	35,935	—	—	35,935
Short-term marketable securities
U.S. treasuries	457,534	—	—	457,534
Total short-term marketable securities	457,534	—	—	457,534
Total cash equivalents and short-term marketable securities	$493,469	$—	$—	$493,469

The Company evaluates transfers between levels at the end of each reporting period. There were no transfers of assets or liabilities between levels during the years ended December 31, 2020 and 2019.

4. Marketable Securities

All marketable securities were considered available-for-sale at December 31, 2020 and 2019. The amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s marketable securities by major security type are summarized in the table below (in thousands):

	December 31, 2020
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale securities
U.S. treasuries classified as investments	$451,812	$26	$(18)	$451,820
Total	$451,812	$26	$(18)	$451,820

	December 31, 2019
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale securities
U.S. treasuries classified as investments	$457,397	$161	$(24)	$457,534
Total	$457,397	$161	$(24)	$457,534

The amortized cost of available-for-sale securities is adjusted for amortization of premiums and accretion of discounts to maturity. As of December 31, 2020 and 2019, the aggregate fair value of securities held by the Company in an unrealized loss position for less than twelve months was $91.4 million and $187.4 million, respectively. All of these securities had remaining maturities of less than one year. The Company has the intent and ability to hold such securities until recovery and has determined that there has been no material change to their credit risk. As a result, the Company determined it did not hold any investments with a credit loss at December 31, 2020 and 2019.

There were no material realized gains or losses recognized on the sale or maturity of available-for-sale securities during the years ended December 31, 2020, 2019 and 2018, and as a result, there were no material reclassifications out of accumulated other comprehensive gain (loss) for the same periods.

5. Balance Sheet Components and Supplemental Disclosures

Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	December 31,
	2020	2019
Laboratory equipment	$4,236	$4,170
Furniture and office equipment	1,784	1,695
Leasehold improvements	4,581	4,581
Construction-in-progress	1,325	—
	11,926	10,446
Less accumulated depreciation	(3,581)	(2,036)
Property and equipment, net	$8,345	$8,410

Depreciation and amortization expense for the years ended December 31, 2020, 2019 and 2018 was $1.5 million, $1.5 million and $0.2 million, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2020	2019
Accrued contract research and development expense	$4,697	$4,990
Accrued compensation and benefits expense	3,214	1,608
Current portion of operating lease liabilities	492	410
Other current liabilities	87	90
Total	$8,490	$7,098

6. Commitments and Contingencies

Operating Leases

The Company’s lease obligations primarily relate to leased office and laboratory space under noncancelable operating leases. In accordance with ASC 842, the Company has performed an evaluation of its other contracts with vendors and has determined that, except for the leases described below, none of its other contracts contain a lease.

2018 Redwood City Lease

In January 2018, the Company entered into an operating lease agreement for approximately 25,000 square feet of office and laboratory space in Redwood City, California (the “2018 Redwood City Lease”). The contractual term of the 2018 Redwood City Lease is 10.75 years beginning from the substantial completion and delivery of the premises, which occurred in November 2018, and terminating in July 2029. The 2018 Redwood City Lease provides rent abatements and includes a one-time option to extend the lease term for five years. This option to extend the lease term was not determined to be reasonably certain and therefore has not been included in the Company’s calculation of the associated operating lease liability under ASC 842.

The 2018 Redwood City Lease includes monthly base rent amounts escalating over the term of the lease. In addition, the lessor provided for a tenant improvement allowance ("TIA") up to $1.4 million, which was fully utilized. The TIA was recorded as leasehold improvements, with offsetting adjustments recorded to the associated operating lease right of use asset included on the balance sheets as of December 31, 2020 and 2019.

The Company utilized its incremental borrowing rate to calculate the present value of the lease payments for the 2018 Redwood City Lease based on information available on January 1, 2019, the adoption date of ASC 842.

2019 San Carlos Lease

In December 2019, the Company entered into an additional operating lease agreement for approximately 98,000 square feet of office and laboratory space in San Carlos, California (the “2019 San Carlos Lease”). The contractual term of the 2019 San Carlos Lease is 10.25 years beginning from the substantial completion and delivery of the premises, which is expected to occur in July 2021 and terminate in September 2031. The 2019 San Carlos Lease provides rent abatements and includes a one-time option to extend the lease term for five years. This option to extend the lease term was not determined to be reasonably certain and therefore has not been included in the Company’s calculation of the associated operating lease liability under ASC 842.

The 2019 San Carlos Lease includes monthly base rent amounts escalating over the term of the lease. In addition, the lessor provided for a TIA up to $14.7 million, which is expected to be fully utilized. Costs incurred during the year ended December 31, 2020 were recorded to construction-in-progress, with an offsetting adjustment recorded to the associated operating lease right of use asset included on the balance sheet as of December 31, 2020. The 2019 San Carlos Lease was not reflected on the balance sheet as of December 31, 2019 as the Company had not yet obtained control over the premises.

The Company utilized its incremental borrowing rate to calculate the present value of the lease payments for the 2019 San Carlos Lease based on information available on November 1, 2020, the lease commencement date for accounting purposes, which was the date the Company was deemed to have obtained control of the premises. Calculation of the operating lease liability also included estimated future TIA reimbursements that had not yet been received as of the lease commencement date. TIA reimbursements received subsequent to lease commencement date are recorded as reductions to the operating lease liability.

Classification of Operating Leases

The 2018 Redwood City Lease and the 2019 San Carlos Lease required security deposits of $0.8 million and $1.5 million, respectively, which the Company satisfied by establishing letters of credit secured by restricted cash. Restricted cash related to the Company’s lease agreements are recorded in other long-term assets on the Company’s balance sheets.

Classification of the Company’s operating lease liabilities included in the Company’s balance sheets at December 31, 2020 and 2019 was as follows (in thousands):

	December 31,
	2020	2019
Operating lease liabilities
Current portion included in accrued expenses and other current liabilities	$492	$410
Operating lease liabilities, net of current portion	42,773	8,112
Total operating lease liabilities	$43,265	$8,522

The components of lease costs, which are included in operating expenses in the Company’s statements of operations and comprehensive loss were as follows (in thousands):

	Year ended December 31,
	2020	2019
Operating lease costs	$2,087	$1,118
Variable costs	364	346
Total lease costs	$2,451	$1,464

Variable costs included in the table above represent amounts the Company pays related to property taxes, insurance, maintenance and repair costs.

Lease expense was $2.1 million, $1.1 million and $1.0 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Net cash paid for the amounts included in the measurement of the Company’s operating lease liabilities and presented within cash used in operating activities in the statements of cash flows was $1.0 million and $0.4 million for the years ended December 31, 2020 and 2019, respectively.

Operating Lease Obligations

Future lease payments required under operating leases included on the Company’s balance sheet at December 31, 2020 are as follows (in thousands):

Fiscal Year Ending December 31,
2021	$2,399
2022	8,181
2023	8,427
2024	8,679
2025	8,940
Thereafter	53,246
Total future lease payments	89,872
Less:
Present value adjustment	32,384
Present value of future lease incentives	14,223
Operating lease liabilities	$43,265

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used its incremental borrowing rate based on the information available at the lease commencement date. As of December 31, 2020, the weighted-average remaining lease term of the Company’s leases was 10.3 years and the weighted-average discount rate used to determine the operating lease liabilities included on the balance sheet was 8.8%.

As of December 31, 2020, the Company has not been party to any lease agreements containing material residual value guarantees or material restrictive covenants.

Purchase Obligations

The Company has entered into contractual agreements with various research and development organizations and suppliers in the normal course of its business. All contracts are terminable, with varying provisions regarding termination. If a contract were to be terminated, the Company would only be obligated for the products or services that the Company had received through the time of termination as well as any noncancelable minimum payments contractually agreed upon prior to the effective date of termination. In the case of terminating a clinical trial agreement with an investigational site conducting clinical activities on behalf of the Company, the Company would also be obligated to provide continued support for appropriate safety procedures through completion or termination of the associated study. As of December 31, 2020, the Company had $145.0 million of noncancelable purchase obligations under these agreements.

In-Licensing Agreements

The Company has entered into exclusive and non-exclusive, royalty bearing license agreements with third-parties for certain intellectual property. Under the terms of the license agreements, the Company is obligated to pay milestone payments upon the achievement of specified clinical, regulatory and commercial milestones. Research and development expense associated with the Company’s milestone payments are recognized when such milestone has been achieved. Actual amounts due under the license agreements will vary depending on factors including, but not limited to, the number of products developed and the Company’s ability to further develop and commercialize the licensed products. The Company is also subject to future royalty payments based on sales of the licensed products. In-licensing payments to third-parties for milestones are recognized as research and development expense in the period of achievement.

The Company recognized $3.4 million of milestone expense for the year ended December 31, 2020 related to development milestones associated with the first patient dosed in the Company’s Phase 3 study with lirentelimab. No milestone expense was incurred for the year ended December 31, 2019. The Company recognized $0.3 million in milestone expense for the year ended December 31, 2018 related to development milestones associated with the first patient dosed in the Company’s Phase 2 study with lirentelimab. Milestone payments are not creditable against royalties. As of December 31, 2020, the Company has not incurred any royalty liabilities related to its license agreements, as product sales have not yet commenced.

Exclusive License Agreement with The Johns Hopkins University

In December 2013, the Company entered into a license agreement with The Johns Hopkins University (“JHU”) for a worldwide exclusive license to develop, use, manufacture and commercialize covered product candidates including lirentelimab, which was amended in September 30, 2016. Under the terms of the agreement, the Company has made upfront and milestone payments of $0.7 million through December 31, 2020 and may be required to make aggregate additional milestone payments of up to $3.6 million. The Company also issued 88,887 shares of common stock as consideration under the JHU license agreement. In addition to milestone payments, the Company is also subject to single-digit royalties to JHU based on future net sales of each licensed therapeutic product candidate by the Company and its affiliates and sublicensees, with up to a low six-digit dollar minimum annual royalty payment.

Non-exclusive License Agreement with BioWa Inc. and Lonza Sales AG

In October 2013, the Company entered into a tripartite agreement with BioWa Inc. (“BioWa”), and Lonza Sales AG (“Lonza”), for the non-exclusive worldwide license to develop and commercialize product candidates including lirentelimab that are manufactured using a technology jointly developed and owned by BioWa and Lonza. Under the terms of the agreement, the Company has made milestone payments of $3.4 million through December 31, 2020 and may be required to make aggregate additional milestone payments of up to $38.0 million. In addition to milestone payments, the Company is also subject to minimum annual commercial license fees of $40,000 per year to BioWa until such time as BioWa receives royalty payments, as well as low single-digit royalties to BioWa and to Lonza. Royalties are based on future net sales by the Company and its affiliates and sublicensees and vary dependent on Lonza’s participation as sole manufacturer for commercial production.

Indemnification Agreements

The Company has entered into indemnification agreements with certain directors and officers that require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. To date, no such matters have arisen and the Company does not believe that the outcome of any claims under indemnification arrangements will have a material adverse effect on its financial positions, results of operations or cash flows. Accordingly, the Company has not recorded a liability related to such indemnifications at December 31, 2020.

Legal Contingencies

On March 10, 2020, a putative securities class action complaint captioned Kim v. Allakos et al., No. 20-cv-01720 (N.D. Cal.) was filed in the United States District Court for the Northern District of California against the Company, its Chief Executive Officer, Dr. Robert Alexander, and its former Chief Financial Officer, Mr. Leo Redmond. The complaint asserts claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and seeks damages based on alleged material misrepresentations and omissions concerning its Phase 2 clinical trials of lirentelimab. The proposed class period is August 5, 2019, through December 17, 2019, inclusive. On August 28, 2020, the plaintiff filed an amended complaint, adding as defendants Dr. Adam Tomasi, the Company’s President, Chief Operating Officer and Chief Financial Officer, and Dr. Henrik Rasmussen, the Company’s Chief Medical Officer. Given the early stage of this litigation matter, the Company cannot reasonably estimate a potential future loss or a range of potential future losses and has not recorded a contingent liability accrual as of December 31, 2020.

7. Stockholders’ Equity

The Company’s amended and restated certificate of incorporation filed on July 23, 2018 authorizes the issuance of a total of 220,000,000 shares of stock. Of these shares, 200,000,000 are designated as common stock and 20,000,000 are designated as preferred stock.

Common Stock

There were 53,080,538 shares of common stock issued and outstanding at December 31, 2020. Common shares reserved for future issuance upon the exercise, issuance or conversion of the respective equity instruments are as follows (in thousands):

	December 31,
	2020	2019
Exercise of common stock options outstanding	6,616	7,148
Shares reserved for issuance under equity incentive plans	5,271	3,762
Vesting of restricted stock units	1,161	542
Shares reserved for issuance under employee stock purchase plans	1,265	848
Total	14,313	12,300

Common stockholders are entitled to dividends if and when declared by the Board of Directors subject to the prior rights of preferred stockholders. As of December 31, 2020, no dividends on common stock had been declared by the Board of Directors.

Preferred Stock

There were no shares of preferred stock issued and outstanding at December 31, 2020.

8. Stock-Based Compensation

Total stock-based compensation expense recognized is as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Research and development	$11,583	$5,351	$1,792
General and administrative	21,863	10,413	2,778
Total	$33,446	$15,764	$4,570

No income tax benefits for stock-based compensation expense have been recognized for the years ended December 31, 2020, 2019 and 2018 as a result of the Company’s full valuation allowance applied to net deferred tax assets and net operating loss carryforwards.

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

Following the IPO and upon the effectiveness of the 2018 Plan, the Company’s 2012 Equity Incentive Plan, as amended, (the “2012 Plan”), terminated and no further awards will be granted thereunder. All outstanding awards under the 2012 Plan will continue to be governed by their existing terms. Any shares subject to awards granted under the 2012 Plan that, on or after the termination of the 2012 Plan, expire or terminate and shares previously issued pursuant to awards granted under the 2012 Plan that, on or after the termination of the 2012 Plan, are forfeited or repurchased by the Company will be transferred into the 2018 Plan. As of December 31, 2020, the maximum number of shares that may be added to the 2018 Plan pursuant to the preceding clause is 4,668,032 shares.

Prior to its termination, the 2012 Plan provided for the grant of stock options, stock appreciation rights, restricted stock and restricted stock units to employees, directors and consultants. Stock options granted under the 2012 Plan generally vest over four years and expire no more than 10 years from the date of grant.

Stock Options

Stock option activity under the 2018 Plan and the 2012 Plan is summarized as follows (in thousands, except per share data):

		Weighted-	Weighted-
		Average	Average	Aggregate
	Options	Exercise	Remaining	Intrinsic
	Outstanding	Price	Years	Value
Balance at December 31, 2019	7,148	$12.96	8.0	$589,114
Granted	195	$83.64
Exercised	(700)	$8.15
Forfeited	(27)	$19.08
Balance at December 31, 2020	6,616	$15.53	7.1	$823,532
Options exercisable	4,746	$9.03	6.8	$621,539
Options vested and expected to vest	6,604	$15.48	7.1	$822,365

The following weighted-average assumptions were used to calculate the fair value of stock options granted during the periods indicated:

	Year Ended December 31,
	2020	2019	2018
Risk-free interest rate	0.50%	1.91%	2.79%
Expected volatility	70.78%	67.22%	73.47%
Expected dividend yield	—	—	—
Expected term (in years)	5.95	6.01	6.01

The weighted-average fair value of options granted during the years ended December 31, 2020, 2019 and 2018 was $51.59, $28.66 and $11.05 per share, respectively.

The aggregate fair value of stock options that vested during the years ended December 31, 2020, 2019 and 2018 was $18.0 million, $12.6 million and $1.8 million, respectively.

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. Following the IPO, the aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the year in excess of the weighted-average exercise price multiplied by the number of options outstanding or exercisable. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2020, 2019 and 2018 was $62.2 million, $55.8 million and $ 2.0 million, respectively.

During the years ended December 31, 2020, 2019 and 2018, the Company did not grant any stock options with performance-based or market-based vesting conditions.

As of December 31, 2020, total unrecognized stock-based compensation expense relating to unvested stock options was $33.9 million. This amount is expected to be recognized over a weighted-average period of 2.4 years.

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

There were no unvested shares of restricted common stock at December 31, 2020 and 2019. The fair value of restricted common stock that vested during the years ended December 31, 2020, 2019 and 2018 was $0, $20,000 and $24,000, respectively.

Restricted Stock Units

RSU activity under the 2018 Plan is summarized as follows (in thousands, except per share data):

		Weighted-
		Average
	Number	Grant Date
	of Shares	Fair Value
Balance at December 31, 2019	542	$93.67
Granted	762	$106.56
Vested	(137)	$93.32
Forfeited	(6)	$81.85
Balance at December 31, 2020	1,161	$102.24

The weighted-average fair value of RSUs granted during the year ended December 31, 2020, 2019 and 2018 was $106.56, $93.67,and $0, respectively.

As of December 31, 2020, total unrecognized stock-based compensation expense relating to unvested RSUs was $113.6 million and the weighted-average remaining vesting period was 3.6 years.

The aggregate intrinsic value of RSUs is calculated as the closing price per share of the Company’s common stock on the last trading day of the fiscal period, multiplied by the number of RSUs expected to vest as of December 31, 2020. As of December 31, 2020, the aggregate intrinsic value of RSUs was $162.5 million.

Employee Stock Purchase Plan

In July 2018, the Company’s Board of Directors and stockholders approved the 2018 Employee Stock Purchase Plan (the “2018 ESPP”). There were 500,000 shares of common stock initially reserved for issuance under the 2018 ESPP. The number of shares of common stock that may be issued under the 2018 ESPP shall automatically increase on each January 1, beginning with the fiscal year ending December 31, 2019, equal to the least of (i) 1,000,000 shares, (ii) 1% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year and (iii) such other amount determined by the 2018 ESPP administrator. Under the 2018 ESPP, employees may purchase shares of the Company’s common stock at a price per share equal to 85% of the lower of the fair market value of the common stock on the first trading day of the offering period or on the exercise date. The 2018 ESPP provides for consecutive, overlapping 24-month offering periods, each of which will include purchase periods. The first offering period commenced on July 18, 2018.

During the year ended December 31, 2020, 2019 and 2018, stock-based compensation related to the 2018 ESPP was $0.9 million, $0.7 million and $0.2 million, respectively.

The following weighted-average assumptions were used to calculate the fair value of ESPP shares during the periods indicated:

	Year Ended December 31,
	2020	2019	2018
Risk-free interest rate	0.58%	2.37%	2.42%
Expected volatility	61.80%	64.26%	65.29%
Expected dividend yield	—	—	—
Expected term (in years)	1.20	1.22	1.24

As of December 31, 2020, total unrecognized compensation expense relating to shares to be purchased under the 2018 ESPP was $1.1 million over a weighted-average period of 1.4 years.

9. Income Taxes

The Company’s deferred income tax assets include operating losses and tax credit carryforwards, as well as certain temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Total deferred income tax assets, net of valuation allowance, at December 31, 2020 and 2019 were as follows (in thousands):

	December 31,
	2020	2019
Deferred tax assets
Net operating loss carryforwards	$87,124	$47,003
Research and development credits	18,139	8,644
Accruals and reserves	1,368	1,199
Stock-based compensation	5,661	2,870
Lease liability	9,151	1,798
Gross deferred tax assets	121,443	61,514
Less: valuation allowance	(112,680)	(59,901)
Deferred tax assets, net of valuation allowance	8,763	1,613
Deferred tax liabilities
Fixed and intangible assets	360	395
Right-of-use asset	8,403	1,218
Gross deferred tax liabilities	8,763	1,613
Net deferred tax assets	$—	$—

Management has evaluated the positive and negative evidence surrounding the realizability of its deferred tax assets and has determined that it is more likely than not that the Company will not recognize the benefits of its federal and state deferred tax assets, and as a result, a valuation allowance of $112.7 million and $59.9 million has been established at December 31, 2020 and 2019, respectively. The change in the valuation allowance was $52.8 million and $31.0 million for the years ended December 31, 2020 and 2019, respectively. The Company has incurred net operating losses (“NOL”) since inception. As of December 31, 2020, the Company had federal and state NOL carryforwards of $399.9 million and $48.1 million, respectively. Federal NOL carryforwards of $338.0 million, which were generated after December 31, 2017, do not expire. The remaining $61.9 million of Federal NOL carryforwards expire beginning in 2032. As of December 31, 2020, the Company had federal and California research and other tax credit carryforwards of $20.3 million and $5.6 million, respectively. The federal tax credits expire beginning in 2033. The California tax credits can be carried forward indefinitely.

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

The effective tax rate for the years ended December 31, 2020 and 2019 is different from the federal statutory rate primarily due to the valuation allowance against deferred tax assets as a result of insufficient income. The Company’s effective tax rate differs from the federal statutory tax rate as follows:

	Year Ended December 31,
	2020	2019
Federal statutory tax rate	21.0%	21.0%
Change in deferred tax asset valuation allowance	(34.4)%	(36.4)%
State taxes, net of federal benefit	0.8%	1.1%
Research and development tax credits	5.6%	4.4%
Stock-based compensation	6.9%	9.9%
Other	0.1%	—%
Effective tax rate	—%	—%

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

A reconciliation of the beginning and ending amount of unrecognized benefits is as follows (in thousands):

	Year Ended December 31,
	2020	2019
Balance at the beginning of the year	$3,545	$1,827
Increase related to current year tax positions	3,387	1,718
Balance at the end of the year	$6,932	$3,545

The entire amount of the unrecognized tax benefits would not impact the Company’s effective tax rate if recognized. During the years ended December 31, 2020 and 2019, the Company did not recognize accrued interest and penalties related to unrecognized tax benefits. The Company does not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease during the next twelve months.

The Company files income tax returns in the U.S. federal and multiple state tax jurisdictions. The federal and state income tax returns from inception to December 31, 2020 remain subject to examination.

During the third quarter of 2020, the U.S. Internal Revenue Service (“IRS”) commenced an examination of the Company’s federal corporate income tax return for the year ended December 31, 2018. The Company believes that it has adequately provided for any adjustments that may result from the IRS examination, however, the outcome of tax examinations cannot be predicted with certainty. The examination was not yet completed as of December 31, 2020.

It is the Company’s policy to include penalties and interest expense related to income taxes as a component of the income tax provision as necessary. Management determined that no accrual for interest and penalties was required at December 31, 2020 and 2019. Since the Company is in a loss carryforward position, it is generally subject to examination by the U.S. federal, state and local income tax authorities for all tax years in which a loss carryforward is available.

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

10. Defined Contribution Plans

In January 2018, the Company established a defined contribution plan under Section 401(k) of the Internal Revenue Code (the “401(k) plan”). The 401(k) plan covers all employees who meet defined minimum age and service requirements. Employee contributions are voluntary and are determined on an individual basis, limited to the maximum amount allowable under U.S. federal tax regulations. The Company makes matching contributions of up to 4% of the eligible employees’ compensation to the 401(k) plan. During the years ended December 31, 2020, 2019 and 2018, the Company made contributions to the 401(k) plan of $0.7 million, $0.5 million and $0.3 million, respectively.

11. Selected Quarterly Financial Data (Unaudited)

The following tables summarize the Company’s quarterly results for the years ended December 31, 2020 and 2019 (in thousands, except per share data):

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2020	2020	2020	2020
Loss from operations	$(29,873)	$(40,404)	$(42,435)	$(44,345)
Net loss	$(27,824)	$(39,292)	$(42,086)	$(44,278)
Net loss per common share, basic and diluted	$(0.57)	$(0.80)	$(0.86)	$(0.86)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2019	2019	2019	2019
Loss from operations	$(20,927)	$(20,057)	$(23,584)	$(26,850)
Net loss	$(19,953)	$(19,072)	$(21,732)	$(24,615)
Net loss per common share, basic and diluted	$(0.47)	$(0.44)	$(0.47)	$(0.51)

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our President, Chief Operating Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and President, Chief Operating Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2020.

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

Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the Internal Control–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal controls over financial reporting were effective as of December 31, 2020.

The effectiveness of our internal control over financial reporting as of December 31, 2020 has also been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report included in this Annual Report on Form 10-K.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fourth quarter of the year ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Allakos Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Allakos Inc. ‘s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Allakos Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the balance sheets of the Company as of December 31, 2020 and 2019, the related statements of operations and comprehensive loss, statements of convertible preferred stock and stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and our report dated February 26, 2021 expressed an unqualified opinion thereon.

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

March 1, 2021

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to regulation 14A, or the Proxy Statement, which proxy statement is expected to be filed with Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2020.

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

Item 14. Principal Accounting Fees and Services.

The information required by this item will be set forth in the Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:
(1)	Financial Statements

See Index to Financial Statements included in Part II Item 8 of this Annual Report on Form 10-K

(2)	Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)	List of Exhibits required by Item 601 of Regulation S-K

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Number	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-38582	3.1	7/24/2018

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-38582	3.2	7/24/2018

4.1	Amended and Restated Investors’ Rights Agreement among the Registrant and certain of its stockholders, dated November 30, 2017.	S-1/A	333-225836	4.1	6/22/2018

4.2	Specimen common stock certificate of the Registrant.	S-1/A	333-225836	4.2	7/09/2018

10.1+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-225836	10.1+	6/22/2018

10.2+	2012 Equity Incentive Plan, as amended, and forms of agreement thereunder.	S-1	333-225836	10.2+	6/22/2018

10.3+	2018 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	333-225836	10.3+	7/09/2018

10.4+	2018 Employee Stock Purchase Plan.	S-1/A	333-225836	10.4	7/09/2018

10.5+	Employment Letter between the Registrant and Robert Alexander, Ph.D.	S-1/A	333-225836	10.5+	7/09/2018

10.6+	Employment Letter between the Registrant and Adam Tomasi, Ph.D.	S-1/A	333-225836	10.6+	7/09/2018

10.7+	Employment Letter between the Registrant and Henrik Rasmussen, M.D., Ph.D.	S-1/A	333-225836	10.7+	7/09/2018

10.8+	Employment Letter between the Registrant and Leo Redmond	10-Q		10.8+	8/05/2019

10.9+	Separation Agreement between the Registrant and Leo Redmond	8-K		10.1	12/11/2020

10.10+	Executive Incentive Compensation Plan.	S-1	333-225836	10.9+	6/22/2018

10.11+	Outside Director Compensation Policy.	S-1/A	333-225836	10.10+	7/09/2018

10.12+	Amended and Restated Outside Director Compensation Policy.	10-Q		10.2+	5/11/2020

10.13+	Change in Control and Severance Policy.	S-1/A	333-225836	10.11+	7/09/2018

10.14	Lease Agreement between the Registrant and Westport Office Park, LLC, dated January 4, 2018, as amended.	S-1	333-225836	10.12	6/22/2018

10.15	Lease Agreement between the Registrant and ARE-San Francisco No. 63, LLC, dated December 4, 2019.	10-K		10.13	2/25/2020

10.16#	Non-exclusive License Agreement between the Registrant, BioWa, Inc. and Lonza Sales AG, dated October 31, 2013.	S-1/A	333-225836	10.14#	7/17/2018

10.17#	Amended and Restated Exclusive License Agreement between the Registrant and the Johns Hopkins University, dated September 30, 2016.	S-1/A	333-225836	10.15#	7/17/2018

10.18#	Commercial Supply Agreement between the Registrant and Lonza Sales AG, dated April 7, 2020.	10-Q		10.1#	5/11/2020

10.19#	Commercial Supply Agreement between the Registrant and Lonza Sales AG, dated December 18, 2020.					X

23.1	Consent of Independent Registered Public Accounting Firm.					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted in Inline XBRL)	X

*	Furnished herewith.
+	Indicated management contract or compensatory plan.
#	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and this exhibit has been filed separately with the SEC.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLAKOS INC.

Date: March 1, 2021	By:	/s/ Robert Alexander
Robert Alexander, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Robert Alexander	Chief Executive Officer and Director	March 1, 2021
Robert Alexander, Ph.D.	(Principal Executive Officer)

/s/ Adam Tomasi	President, Chief Operating Officer and Chief Financial Officer	March 1, 2021
Adam Tomasi, Ph.D.	(Principal Financial and Accounting Officer)

/s/ Daniel Janney	Chair of the Board	March 1, 2021
Daniel Janney

/s/ Robert Andreatta	Director	March 1, 2021
Robert Andreatta

/s/ Natalie Holles	Director	March 1, 2021
Natalie Holles

/s/ Steve James	Director	March 1, 2021
Steve James

/s/ John McKearn	Director	March 1, 2021
John McKearn, Ph.D.

/s/ Paul Walker	Director	March 1, 2021
Paul Walker