Form 10-Q
period 2021-03-31
Allakos Inc.
filed 2021-05-10
CIK 1564824

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 7, 2021, the registrant had 53,569,720 shares of common stock outstanding.

ALLAKOS INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited).

allakos inc.

balance sheets

(in thousands, except per share data)

	March 31,	December 31,
	2021	2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$169,989	$207,177
Investments in marketable securities	445,945	451,820
Prepaid expenses and other current assets	13,015	10,270
Total current assets	628,949	669,267
Property and equipment, net	13,620	8,345
Operating lease right-of-use assets	38,924	39,731
Other long-term assets	2,275	2,275
Total assets	$683,768	$719,618
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,911	$13,960
Accrued expenses and other current liabilities	12,976	8,490
Total current liabilities	22,887	22,450
Operating lease liabilities, net of current portion	44,827	42,773
Total liabilities	67,714	65,223
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 20,000 shares authorized as of March 31, 2021 and December 31, 2020; no shares issued and outstanding as of March 31, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value per share; 200,000 shares authorized as of March 31, 2021 and December 31, 2020; 53,457 and 53,081 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	53	53
Additional paid-in capital	1,014,435	997,298
Accumulated other comprehensive gain	88	8
Accumulated deficit	(398,522)	(342,964)
Total stockholders’ equity	616,054	654,395
Total liabilities and stockholders’ equity	$683,768	$719,618

See accompanying notes to unaudited interim financial statements

Allakos Inc.

Statements of Operations and Comprehensive Loss

(in thousands, except per share data)

(unaudited)

	Three Months Ended
	March 31,
	2021	2020
Operating expenses
Research and development	$38,915	$18,285
General and administrative	16,670	11,588
Total operating expenses	55,585	29,873
Loss from operations	(55,585)	(29,873)
Interest income	130	1,989
Other income (expense), net	(103)	60
Net loss	(55,558)	(27,824)
Unrealized gain on marketable securities	80	1,869
Comprehensive loss	$(55,478)	$(25,955)
Net loss per common share:
Basic and diluted	$(1.04)	$(0.57)
Weighted-average number of common shares outstanding:
Basic and diluted	53,186	48,691

See accompanying notes to unaudited interim financial statements

Allakos Inc.

Statements of STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Gain	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2020	53,081	$53	$997,298	$8	$(342,964)	$654,395
Stock-based compensation expense	—	—	12,354	—	—	12,354
Issuance of common stock upon exercise of stock options	321	—	3,788	—	—	3,788
Issuance of common stock upon 2018 ESPP purchase	17	—	995	—	—	995
Issuance of common stock upon vesting of restricted stock units	38	—	—	—	—	—
Unrealized gain on marketable securities	—	—	—	80	—	80
Net loss	—	—	—	—	(55,558)	(55,558)
Balance at March 31, 2021	53,457	$53	$1,014,435	$88	$(398,522)	$616,054

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Gain	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2019	48,668	$48	$685,020	$137	$(189,484)	$495,721
Stock-based compensation expense	—	—	7,489	—	—	7,489
Issuance of common stock upon exercise of stock options	57	—	33	—	—	33
Issuance of common stock upon 2018 ESPP purchase	40	—	756	—	—	756
Unrealized gain on marketable securities	—	—	—	1,869	—	1,869
Net loss	—	—	—	—	(27,824)	(27,824)
Balance at March 31, 2020	48,765	$48	$693,298	$2,006	$(217,308)	$478,044

See accompanying notes to unaudited interim financial statements

Allakos Inc.

Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2021	2020
Cash flows from operating activities
Net loss	$(55,558)	$(27,824)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	372	393
Stock-based compensation	12,354	7,489
Net amortization of premiums and discounts on marketable securities	465	221
Noncash lease expense	807	70
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,458)	(113)
Accounts payable	(6,791)	3,092
Accrued expenses and other current liabilities	3,823	(1,942)
Operating lease liabilities, net of current portion	727	—
Net cash used in operating activities	(46,259)	(18,614)
Cash flows from investing activities
Purchases of marketable securities	(174,797)	(15,052)
Proceeds from maturities of marketable securities	180,000	130,500
Purchases of property and equipment	(915)	(48)
Net cash provided by investing activities	4,288	115,400
Cash flows from financing activities
Proceeds from exercise of stock options	3,788	33
Proceeds from issuance of common stock under the 2018 ESPP	995	756
Net cash provided by financing activities	4,783	789
Net increase (decrease) in cash, cash equivalents and restricted cash	(37,188)	97,575
Cash, cash equivalents and restricted cash, beginning of period	209,452	40,642
Cash, cash equivalents and restricted cash, end of period	$172,264	$138,217
Supplemental disclosures
Noncash investing and financing items:
Lessor funded lease incentives included in property and equipment	$1,466	$—
Property and equipment purchased, not yet paid	$3,266	$7

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

Liquidity Matters

Since inception, the Company has incurred net losses and negative cash flows from operations. During the three months ended March 31, 2021, the Company incurred a net loss of $55.6 million and used $46.3 million of cash in operations. At March 31, 2021, the Company had an accumulated deficit of $398.5 million and does not expect to experience positive cash flows from operating activities in the foreseeable future. The Company has financed its operations to date primarily through the sale of common stock. Management expects to incur additional operating losses in the future as the Company continues to further develop, seek regulatory approval for and, if approved, commence commercialization of its product candidates. The Company had $615.9 million of cash, cash equivalents and marketable securities at March 31, 2021. Management believes that this amount is sufficient to fund the Company’s operations for at least the next 12 months from the issuance date of these financial statements.

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

The interim balance sheet as of March 31, 2021, the statements of operations and comprehensive loss, statements of stockholders’ equity and statements of cash flows for the three months ended March 31, 2021 and 2020 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair presentation of the Company’s financial position as of March 31, 2021 and its results of operations and comprehensive loss for the three months ended March 31, 2021 and 2020 and its cash flows for the three months ended March 31, 2021 and 2020. Certain information and note disclosures normally included in annual audited financial statements prepared in accordance with U.S. GAAP have been omitted. The financial data and the other financial information disclosed in these notes to the interim financial statements are also unaudited. The results of operations for any interim period are not necessarily indicative of the results to be expected for the entire year or for any other future annual or interim period. The balance sheet as of March 31, 2021 included herein was derived from the audited financial statements as of that date. These interim financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2021.

Use of Estimates

Management uses significant judgment when making estimates related to common stock valuation and related stock-based compensation expense, accrued research and development expense, and deferred tax valuation allowances. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates under different assumptions or conditions, and those differences could be material to the financial position and results of operations.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Company’s balance sheets and which, in aggregate, represent the amounts reported in the accompanying statements of cash flows (in thousands):

	March 31,	December 31,
	2021	2020
Cash and cash equivalents	$169,989	$207,177
Restricted cash in other long-term assets, deposit for lease facility	2,275	2,275
Total cash, cash equivalents and restricted cash	$172,264	$209,452

	March 31,	December 31,
	2020	2019
Cash and cash equivalents	$135,942	$38,367
Restricted cash in other long-term assets, deposit for lease facility	2,275	2,275
Total cash, cash equivalents and restricted cash	$138,217	$40,642

Restricted cash at March 31, 2021 represents $2.3 million in deposits for the lease of the Company’s facilities in Redwood City, California and San Carlos, California. Both security deposits are in the form of letters of credit secured by restricted cash. Restricted cash amounts are included within other long-term assets on the Company’s balance sheets.

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

Comprehensive Loss

Comprehensive loss is defined as the change in stockholders’ equity (deficit) during a period from transactions and other events and circumstances from non-owner sources. The difference between net loss and comprehensive loss for the three months ended March 31, 2021 and 2020 are a result of unrealized gains and losses on the Company’s investments in marketable securities included in current assets on the balance sheets.

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

Basic and diluted net loss per share was calculated as follows (in thousands, except per share data):

	Three Months Ended
	March 31,
	2021	2020
Numerator:
Net loss	$(55,558)	$(27,824)
Denominator:
Weighted-average shares of common stock outstanding, basic and diluted	53,186	48,691
Net loss per share, basic and diluted	$(1.04)	$(0.57)

The following table sets forth the potentially dilutive securities that have been excluded from the calculation of diluted net loss per share due to their anti-dilutive effect for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Options to purchase common stock	6,251	7,105
Unvested restricted stock units	1,093	572
Shares issuable under employee stock purchase plans	4	8
Total	7,348	7,685

Recently Issued and Adopted Accounting Pronouncements

The Company has reviewed recently issued accounting pronouncements and concluded they are either not applicable to the business or that no material effect is expected on the Company’s financial statements as a result of future adoption.

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

3. Fair Value Measurements

The Company measures and reports certain financial instruments as assets and liabilities at fair value on a recurring basis. The Company’s financial assets measured at fair value on a recurring basis were as follows (in thousands):

	March 31, 2021
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$168,754	$—	$—	$168,754
Total cash equivalents	168,754	—	—	168,754
Short-term marketable securities
U.S. treasuries	445,945	—	—	445,945
Total short-term marketable securities	445,945	—	—	445,945
Total cash equivalents and short-term marketable securities	$614,699	$—	$—	$614,699

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$205,408	$—	$—	$205,408
Total cash equivalents	205,408	—	—	205,408
Short-term marketable securities
U.S. treasuries	451,820	—	—	451,820
Total short-term marketable securities	451,820	—	—	451,820
Total cash equivalents and short-term marketable securities	$657,228	$—	$—	$657,228

The Company evaluates transfers between levels at the end of each reporting period. There were no transfers of assets or liabilities between levels during the three months ended March 31, 2021 and 2020.

4. Marketable Securities

All marketable securities were considered available-for-sale at March 31, 2021. The amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s marketable securities by major security type at March 31, 2021 and December 31, 2020 are summarized in the table below (in thousands):

	March 31, 2021
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale securities
U.S. treasuries classified as investments	$445,857	$88	$—	$445,945
Total available-for-sale securities	$445,857	$88	$—	$445,945

	December 31, 2020
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale securities
U.S. treasuries classified as investments	$451,812	$26	$(18)	$451,820
Total available-for-sale securities	$451,812	$26	$(18)	$451,820

The amortized cost of available-for-sale securities is adjusted for amortization of premiums and accretion of discounts to maturity. As of March 31, 2021, the Company had no securities in an unrealized loss position. As of December 31, 2020, the aggregate fair value of securities held by the Company in an unrealized loss position was $91.4 million. All of these securities had remaining maturities of less than one year. The Company has the intent and ability to hold such securities until recovery and has determined that there has been no material change to their credit risk. As a result, the Company determined it did not hold any investments with a credit loss at March 31, 2021 and December 31, 2020.

There were no material realized gains or losses recognized on the sale or maturity of available-for-sale securities during the three months ended March 31, 2021 and 2020, and as a result, there were no material reclassifications out of accumulated other comprehensive gain (loss) for the same periods.

5. Balance Sheet Components and Supplemental Disclosures

Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	March 31,	December 31,
	2021	2020
Laboratory equipment	$4,232	$4,236
Furniture and office equipment	1,784	1,784
Leasehold improvements	4,581	4,581
Construction-in-progress	6,964	1,325
	17,561	11,926
Less accumulated depreciation	(3,941)	(3,581)
Property and equipment, net	$13,620	$8,345

Depreciation and amortization expense for each of the three months ended March 31, 2021 and 2020 was $0.4 million.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2021	2020
Accrued contract research and development expense	$8,091	$4,697
Accrued compensation and benefits expense	3,798	3,214
Current portion of operating lease liabilities	514	492
Other current liabilities	573	87
Total	$12,976	$8,490

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

The 2018 Redwood City Lease includes monthly base rent amounts escalating over the term of the lease. In addition, the lessor provided for a tenant improvement allowance ("TIA") of up to $1.4 million, which was fully utilized. The TIA was recorded as leasehold improvements, with offsetting adjustments recorded to the associated operating lease right of use asset included on the balance sheets as of March 31, 2021 and December 31, 2020.

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

The 2019 San Carlos Lease includes monthly base rent amounts escalating over the term of the lease. In addition, the lessor provided for a TIA of up to $14.7 million, which is expected to be fully utilized. The TIA was recorded as construction-in-progress, and included within property and equipment, net on the balance sheets as of March 31, 2021 and December 31, 2020.

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

Classification of the Company’s operating lease liabilities included on its balance sheets at March 31, 2021 and December 31, 2020 was as follows (in thousands):

	March 31,	December 31,
	2021	2020
Operating lease liabilities
Current portion included in accrued expenses and other current liabilities	$514	$492
Operating lease liabilities, net of current portion	44,827	42,773
Total operating lease liabilities	$45,341	$43,265

The components of lease costs, which were included in operating expenses in the Company’s statements of operations and comprehensive loss were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Operating lease cost	$1,734	$279
Variable cost	87	87
Total lease costs	$1,821	$366

Variable costs included in the table above represent amounts the Company pays related to property taxes, insurance, maintenance and repair costs.

Cash paid for amounts included in the measurement of the Company’s operating lease liabilities and presented within cash used in operating activities in the statements of cash flows was $0.3 million for the three months ended March 31, 2021 and 2020.

Cash received for amounts related to tenant improvement allowances from lessors was $0.4 million and none for the three months ended March 31, 2021 and 2020, respectively.

Operating Lease Obligations

Future lease payments required under operating leases included on the Company’s balance sheet at March 31, 2021 are as follows (in thousands):

Fiscal Year Ending December 31,
2021 (remaining 9 months)	2,083
2022	8,181
2023	8,427
2024	8,679
2025	8,940
Thereafter	53,246
Total future lease payments	89,556
Less:
Present value adjustment	31,458
Present value of future lease incentives	12,757
Operating lease liabilities	$45,341

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used its incremental borrowing rate based on the information available at the lease commencement date. As of March 31, 2021, the weighted-average remaining lease term of the Company’s leases was 10.1 years and the weighted-average discount rate used to determine the operating lease liabilities included on its balance sheet was 8.8%.

As of March 31, 2021, the Company is not party to any lease agreements containing material residual value guarantees or material restrictive covenants.

Purchase Obligations

The Company has entered into contractual agreements with various research and development organizations and suppliers in the normal course of its business. All contracts are terminable, with varying provisions regarding termination. If a contract were to be terminated, the Company would only be obligated for the products or services that the Company had received through the time of termination as well as any noncancelable minimum payments contractually agreed upon prior to the effective date of termination. In the case of terminating a clinical trial agreement with an investigational site conducting clinical activities on behalf of the Company, the Company would also be obligated to provide continued support for appropriate safety procedures through completion or termination of the associated study. At March 31, 2021, the Company had $196.4 million of noncancelable purchase obligations under these agreements.

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

The Company did not recognize any milestone expense for the three months ended March 31, 2021 and 2020. As of March 31, 2021, the Company has not incurred any royalty liabilities related to its license agreements, as product sales have not yet commenced.

Exclusive License Agreement with The Johns Hopkins University

In December 2013, the Company entered into a license agreement with The Johns Hopkins University (“JHU”) for a worldwide exclusive license to develop, use, manufacture and commercialize covered product candidates including lirentelimab, which was amended in September 2016. Under the terms of the agreement, the Company has made upfront and milestone payments of $0.7 million through March 31, 2021 and may be required to make aggregate additional milestone payments of up to $1.8 million. The Company also issued 88,887 shares of common stock as consideration under the JHU license agreement. In addition to milestone payments, the Company is also subject to low single-digit royalties to JHU based on future net sales of each licensed therapeutic product candidate by the Company and its affiliates and sublicensees, with up to a low six-digit dollar minimum annual royalty payment.

Non-exclusive License Agreement with BioWa Inc. and Lonza Sales AG

In October 2013, the Company entered into a tripartite agreement with BioWa Inc. (“BioWa”), and Lonza Sales AG (“Lonza”), for the non-exclusive worldwide license to develop and commercialize product candidates including lirentelimab that are manufactured using a technology jointly developed and owned by BioWa and Lonza. Under the terms of the agreement, the Company has made milestone payments of $3.4 million through March 31, 2021 and may be required to make aggregate additional milestone payments of up to $38.0 million. In addition to milestone payments, the Company is also subject to minimum annual commercial license fees of $40,000 per year to BioWa until such time as BioWa receives royalty payments, as well as low single-digit royalties to BioWa and to Lonza. Royalties are based on future net sales by the Company and its affiliates and sublicensees and vary dependent on Lonza’s participation as sole manufacturer for commercial production.

Indemnification Agreements

The Company has entered into indemnification agreements with certain directors and officers that require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. To date, no such matters have arisen and the Company does not believe that the outcome of any claims under indemnification arrangements will have a material adverse effect on its financial positions, results of operations or cash flows. Accordingly, the Company has not recorded a liability related to such indemnifications at March 31, 2021.

Legal Contingencies

On March 10, 2020, a putative securities class action complaint captioned Kim v. Allakos et al., No. 20-cv-01720 (N.D. Cal.) was filed in the United States District Court for the Northern District of California against the Company, its Chief Executive Officer, Dr. Robert Alexander, and its former Chief Financial Officer, Mr. Leo Redmond. The complaint asserts claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and seeks damages based on alleged material misrepresentations and omissions concerning its Phase 2 clinical trials of lirentelimab. The proposed class period is August 5, 2019, through December 17, 2019, inclusive. On August 28, 2020, the plaintiff filed an amended complaint, adding as defendants Adam Tomasi, the Company’s President and Chief Operating Officer, and Henrik Rasmussen, the Company’s Chief Medical Officer. Given the early stage of this litigation matter, the Company cannot reasonably estimate a potential future loss or a range of potential future losses and has not recorded a contingent liability accrual as of March 31, 2021.

7. Stock-Based Compensation

Total stock-based compensation expense recognized is as follows (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Research and development	$5,063	$2,443
General and administrative	7,291	5,046
Total	$12,354	$7,489

No income tax benefits for stock-based compensation expense have been recognized for the three months ended March 31, 2021 and 2020 as a result of the Company’s full valuation allowance applied to net deferred tax assets and net operating loss carryforwards.

Equity Incentive Plans

In July 2018, the Board of Directors adopted the 2018 Equity Incentive Plan (the “2018 Plan”). The 2018 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units (“RSUs”), stock appreciation rights and other stock-based awards. The Company initially reserved 4,000,000 shares of common stock for issuance under the 2018 Plan. The number of shares of common stock that may be issued under the 2018 Plan will automatically increase on each January 1, beginning with the fiscal year ending December 31, 2019, equal to the least of (i) 5,000,000 shares, (ii) 5% of the outstanding shares of common stock as of the last day of the preceding fiscal year and (iii) such other amount as the Board of Directors may determine. Stock options and RSUs granted under the 2018 Plan generally vest over four years and expire no more than 10 years from the date of the grant.

Following the IPO and upon the effectiveness of the 2018 Plan, the Company’s 2012 Equity Incentive Plan, as amended, (the “2012 Plan”), terminated and no further awards will be granted thereunder. All outstanding awards under the 2012 Plan will continue to be governed by their existing terms. Any shares subject to awards granted under the 2012 Plan that, on or after the termination of the 2012 Plan, expire or terminate and shares previously issued pursuant to awards granted under the 2012 Plan that, on or after the termination of the 2012 Plan, are forfeited or repurchased by the Company will be transferred into the 2018 Plan. As of March 31, 2021, the maximum number of shares that may be added to the 2018 Plan pursuant to the preceding clause is 4,432,472 shares.

Prior to its termination, the 2012 Plan provided for the grant of stock options, stock appreciation rights, restricted stock and restricted stock units to employees, directors and consultants. Stock options granted under the 2012 Plan generally vest over four years and expire no more than 10 years from the date of grant.

Stock Options

The following weighted-average assumptions were used to calculate the fair value of stock options granted during the periods indicated:

	Three Months Ended
	March 31,
	2021	2020
Risk-free interest rate	0.77%	1.10%
Expected volatility	69.57%	68.17%
Expected dividend yield	—	—
Expected term (in years)	6.06	6.08

The Company’s stock option activity during the three months ended March 31, 2021 is summarized as follows (number of shares in thousands):

		Weighted-
		Average
	Options	Exercise
	Outstanding	Price
Balance at December 31, 2020	6,616	$15.53
Granted	56	$128.38
Exercised	(321)	$11.80
Forfeited	(100)	$29.00
Balance at March 31, 2021	6,251	$16.53
Options exercisable	4,753	$9.51
Options vested and expected to vest	6,236	$16.43

During the three months ended March 31, 2021 and 2020, the Company did not grant any stock options with performance-based or market-based vesting conditions.

As of March 31, 2021, total unrecognized stock-based compensation expense relating to unvested stock options was $31.9 million. This amount is expected to be recognized over a weighted-average period of 2.4 years.

Restricted Stock Units

RSU activity under the 2018 Plan during the three months ended March 31, 2021 is summarized as follows (in thousands, except per share data):

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Balance at December 31, 2020	1,161	$102.24
Granted	32	$127.96
Vested	(38)	$89.95
Forfeited	(62)	$99.08
Balance at March 31, 2021	1,093	$103.61

The weighted-average fair value of RSUs granted during the three months ended March 31, 2021 and 2020 was $127.96 and $67.57, respectively.

As of March 31, 2021, total unrecognized stock-based compensation expense relating to unvested RSUs was $103.4 million and the weighted-average remaining vesting period was 3.4 years.

2018 Employee Stock Purchase Plan

In July 2018, the Company’s Board of Directors and stockholders approved the 2018 Employee Stock Purchase Plan (the “2018 ESPP”). There were 500,000 shares of common stock initially reserved for issuance under the 2018 ESPP. The number of shares of common stock that may be issued under the 2018 ESPP shall automatically increase on each January 1, beginning with the fiscal year ending December 31, 2019, equal to the least of (i) 1,000,000 shares, (ii) 1% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year and (iii) such other amount determined by the 2018 ESPP administrator. Under the 2018 ESPP, employees may purchase shares of the Company’s common stock at a price per share equal to 85% of the lower of the fair market value of the common stock on the first trading day of the offering period or on the exercise date. The 2018 ESPP provides for consecutive, overlapping 24-month offering periods, each of which will include four 6-month purchase periods. The Company’s first offering period under the 2018 ESPP commenced on July 18, 2018. During each of the three months ended March 31, 2021 and 2020, stock-based compensation expense related to the 2018 ESPP was $0.2 million.

8. Defined Contribution Plans

In January 2018, the Company established a defined contribution plan under Section 401(k) of the Internal Revenue Code (the “401(k) plan”). The 401(k) plan covers all employees who meet defined minimum age and service requirements. Employee contributions are voluntary and are determined on an individual basis, limited to the maximum amount allowable under U.S. federal tax regulations. The Company makes matching contributions of up to 4% of the eligible employees’ compensation to the 401(k) plan. During each of the three months ended March 31, 2021 and 2020, the Company made contributions to the 401(k) plan of $0.2 million.

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

To date, we have not had any products approved for sale and have not generated any revenue nor been profitable. Further, we do not expect to generate revenue from product sales until such time, if ever, that we are able to successfully complete the development and obtain marketing approval for one of our product candidates. We will continue to require additional capital to develop our product candidates and fund operations for the foreseeable future. We have incurred significant operating losses to date and expect to incur significant operating losses for the foreseeable future. Our net losses were $55.6 million and $27.8 million for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, we had an accumulated deficit of $398.5 million.

Prior to completing our IPO in July 2018 and subsequent follow-on offering in August 2019, our operations had been historically financed primarily through the private placements of convertible debt instruments and convertible preferred stock. These private placements provided gross proceeds of $146.9 million. As of March 31, 2021, we had cash, cash equivalents and marketable securities of $615.9 million, which we believe will be sufficient to fund our planned operations for at least the next 12 months from the issuance of our financial statements.

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

The following table summarizes our research and development expenses for the periods indicated (in thousands):

	Three Months Ended March 31,
	2021	2020
Lirentelimab contract research and development	$17,904	$8,013
Consulting and personnel-related costs	16,705	8,046
Other unallocated research and development costs	4,306	2,226
Total	$38,915	$18,285

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

We did not incur any milestone expense for the three months ended March 31, 2021 and 2020. Milestone payments are not creditable against royalties. As of March 31, 2021, we have not incurred any royalty liabilities related to our license agreements, as product sales have not yet commenced.

Exclusive License Agreement with The Johns Hopkins University

In December 2013, we entered into a license agreement with JHU for a worldwide exclusive license to develop, use, manufacture and commercialize covered product candidates including lirentelimab, which was amended in September 2016. Under the terms of the agreement, we have made upfront and milestone payments of $0.7 million through March 31, 2021 and we may be required to make aggregate additional milestone payments of up to $1.8 million. We also issued 88,887 shares of common stock as consideration under the JHU license agreement. In addition to milestone payments, we are also subject to low single-digit royalties to JHU based on future net sales of each licensed therapeutic product candidate by us and our affiliates and sublicensees, with up to a low six-digit dollar minimum annual royalty payment.

Non-exclusive License Agreement with BioWa Inc. and Lonza Sales AG

In October 2013, we entered into a tripartite agreement with BioWa and Lonza for the non-exclusive worldwide license to develop and commercialize product candidates including lirentelimab that are manufactured using a technology jointly developed and owned by BioWa and Lonza. Under the terms of the agreement, we have made milestone payments of $3.4 million through March 31, 2021 and we may be required to make aggregate additional milestone payments of up to $38.0 million. In addition to milestone payments, we are also subject to minimum annual commercial license fees of $40,000 per year to BioWa until such time as BioWa receives royalty payments, as well as low single-digit royalties to BioWa and to Lonza. Royalties are based on future net sales by us and our affiliates and sublicensees and vary dependent on Lonza’s participation as sole manufacturer for commercial production.

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

On an ongoing basis, we evaluate our judgments and estimates in light of changes in circumstances, facts and experience. During the three months ended March 31, 2021, there were no other changes to our critical accounting policies as disclosed in our 2020 Annual Report on Form 10-K.

Recent Accounting Pronouncements

See Note 2 to our unaudited financial statements for recently issued accounting pronouncements, including the respective effective dates of adoption and effects on our results of operations and financial condition.

Results of Operations

Comparison of the Three Months Ended March 31, 2021 and 2020

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended March 31,
	2021	2020
Operating expenses
Research and development	$38,915	$18,285
General and administrative	16,670	11,588
Total operating expenses	55,585	29,873
Loss from operations	(55,585)	(29,873)
Interest income	130	1,989
Other income (expense), net	(103)	60
Net loss	(55,558)	(27,824)
Unrealized gain on marketable securities	80	1,869
Comprehensive loss	$(55,478)	$(25,955)

Research and Development Expenses

Research and development expenses were $38.9 million for the three months ended March 31, 2021 compared to $18.3 million for the three months ended March 31, 2020, an increase of $20.6 million. The period-over-period increase in research and development expenses is comprised of an additional $9.9 million of lirentelimab contract research and development costs, $8.7 million of consulting and personnel-related costs primarily associated with increased hiring of R&D personnel and $2.0 million of other unallocated research and development costs primarily related to the conduct of in-house research.

General and Administrative Expenses

General and administrative expenses were $16.7 million for the three months ended March 31, 2021 compared to $11.6 million for the three months ended March 31, 2020, an increase of $5.1 million. The period-over-period increase in general and administrative expenses includes an additional $2.9 million of consulting and personnel-related costs associated primarily attributable to increased hiring of G&A personnel, including associated stock-based compensation expense. Other period-over-period changes included increases to G&A outside spend of $1.3 million related to legal costs, accounting and financial service costs, and costs incurred by our early commercial development efforts. Finally, we incurred incremental facilities and other administrative costs of $0.9 million not otherwise included in research and development expenses.

Interest Income

Interest income was $0.1 million for the three months ended March 31, 2021 compared to $2.0 million for the three months ended March 31, 2020, a decrease of $1.9 million. The period-over-period change was primarily attributable to lower interest rates.

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

As of March 31, 2021, we had cash, cash equivalents and marketable securities of $615.9 million. Based on our existing business plan, we believe that our current cash, cash equivalents and marketable securities will be sufficient to fund our anticipated level of operations through at least the next 12 months from the issuance of our financial statements.

Summary Cash Flows

Comparison of the Three Months Ended March 31, 2021 and 2020

The following table summarizes the primary sources and uses of our cash, cash equivalents, and restricted cash for the periods indicated (in thousands):

	Three Months Ended March 31,
	2021	2020
Net cash used in operating activities	$(46,259)	$(18,614)
Net cash provided by investing activities	4,288	115,400
Net cash provided by financing activities	4,783	789
Net increase (decrease) in cash, cash equivalents and restricted cash	$(37,188)	$97,575

Cash Used in Operating Activities

Net cash used in operating activities was $46.3 million for the three months ended March 31, 2021, which was primarily attributable to our net loss of $55.6 million adjusted for net noncash charges of $14.0 million and net changes in operating assets and liabilities of $4.7 million. Noncash charges included approximately $12.4 million in stock-based compensation expense, $0.4 million in depreciation and amortization expense, $0.5 million in amortization of premiums and discounts on marketable securities and $0.8 million in noncash lease expense.

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

Cash Provided by Investing Activities

Net cash provided by investing activities was $4.3 million for the three months ended March 31, 2021, which consisted of $180.0 million in proceeds from maturities of marketable securities, partially offset by $174.8 million for the purchases of marketable securities and $0.9 million for the purchases of property and equipment.

Net cash provided by investing activities was $115.4 million for the three months ended March 31, 2020, which consisted of $130.5 million in proceeds from maturities of marketable securities, partially offset by $15.1 million for the purchases of marketable securities.

Cash Provided by Financing Activities

Net cash provided by financing activities was $4.8 million for the three months ended March 31, 2021 primarily related to proceeds of $3.8 million received from employees for the exercise of stock options and $1.0 million received from employees for the purchase of common stock through the 2018 ESPP.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. As of March 31, 2021, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred net losses in each reporting period since our inception, have not generated any revenue to date and have financed our operations principally through the sale and issuance of common stock and preferred stock. Our net losses were $153.5 million for the year ended December 31, 2020 and $55.6 million for the three months ended March 31, 2021. As of March 31, 2021, we had an accumulated deficit of $398.5 million. We have devoted substantially all of our resources and efforts to research and development. Our lead compound, lirentelimab, is in clinical development, and our other product candidates are in preclinical development. As a result, we expect that it will be several years, if ever, before we generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to develop and market additional potential products.

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

As of March 31, 2021, we had $615.9 million in cash, cash equivalents and investments in marketable securities, which includes proceeds from our July 2018 initial public offering and concurrent private placement that we completed on July 23, 2018 and from our subsequent follow-on offerings in August 2019 and November 2020, after deducting underwriting discounts and commissions. We believe that our existing cash, cash equivalents and investments in marketable securities will enable us to fund our operating expenses and capital expenditure requirements through at least the next 12 months. Our estimate as to how long we expect our existing cash, cash equivalents and investments in marketable securities to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

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

Risks Related to Employee Matters, Managing Our Growth and Other Risks Related to Our Business

Our success is highly dependent on the services of our Chief Executive Officer, Dr. Robert Alexander, and our President amd Chief Operating Officer, Dr. Adam Tomasi, and our ability to attract and retain highly skilled executive officers and employees.

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

At March 31, 2021, we had 141 full-time employees, including 100 employees engaged in research and development. In order to successfully implement our development and commercialization plans and strategies, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

The trading price of our common stock has been, and is likely to continue to be, highly volatile and subject to wide fluctuations in response to various factors, some of which we cannot control. We priced our initial public offering at $18.00 per share on July 19, 2018, and our common stock reached a high of $157.98 per share during the first quarter of 2021. As of May 7, 2021, the closing price of our common stock was $100.93. The trading price of our common stock could be subject to wide fluctuations in response to various factors, which in addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K, include:

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

As of March 31, 2021, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 78.3% of our outstanding voting stock. As a result, this group of stockholders has the ability to significantly influence all matters requiring stockholder approval, including the election of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

As of December 31, 2020, we had gross U.S. federal and state net operating loss carryforwards of $399.9 million and $48.1 million, respectively. Federal net operating loss carryforwards of $338.0 million, which were generated after December 31, 2017, do not expire.  The remaining $61.9 million of federal net operating loss carryforwards expire beginning in 2032.  It is possible that we will not generate taxable income in time to use our net operating loss carryforwards before their expiration (if applicable) or at all. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage points change (by value) in the ownership of its equity over a rolling three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and certain other pre-change tax attributes to offset its post-change income and taxes may be limited. We have not yet undertaken an analysis under Sections 382 and 383 of the Internal Revenue Code to see if any of our net operating loss carryforwards were limited as a result of our prior stock sales, including those made as part of our initial public offering. As a result, we may have experienced such ownership changes in the past, and we may experience ownership changes in the future as a result of shifts in our stock ownership, some of which are outside our control. Accordingly, our ability to utilize our net operating loss carryforwards and certain other tax attributes could be limited by an “ownership change” as described above, which could result in increased tax liability to our company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable

Item 3. Defaults Upon Senior Securities.

Not applicable

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

None

Item 6. Exhibits.

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Number	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-38582	3.1	7/24/2018

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-38582	3.2	7/24/2018

10.1*+	Employment Letter between the Registrant and Harlan Baird Radford III.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, has been formatted in Inline XBRL.

*	Filed herewith.
**	Furnished herewith.
+	Indicated management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Allakos Inc.

Date: May 10, 2021	By:	/s/ Robert Alexander
Robert Alexander, Ph.D.
Chief Executive Officer and Director (Principal Executive Officer)

Date: May 10, 2021	By:	/s/ H. Baird Radford, III
H. Baird Radford, III
Chief Financial Officer (Principal Financial and Accounting Officer)