Form 10-Q
period 2021-06-30
Allakos Inc.
filed 2021-08-09
CIK 1564824

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of July 30, 2021, the registrant had 53,996,459 shares of common stock outstanding.

ALLAKOS INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited).

allakos inc.

balance sheets

(in thousands, except per share data)

	June 30,	December 31,
	2021	2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$203,956	$207,177
Investments in marketable securities	355,739	451,820
Prepaid expenses and other current assets	16,363	10,270
Total current assets	576,058	669,267
Property and equipment, net	25,034	8,345
Operating lease right-of-use assets	37,736	39,731
Other long-term assets	16,119	2,275
Total assets	$654,947	$719,618
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$15,663	$13,960
Accrued expenses and other current liabilities	18,335	8,490
Total current liabilities	33,998	22,450
Operating lease liabilities, net of current portion	49,963	42,773
Total liabilities	83,961	65,223
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 20,000 shares authorized as of June 30, 2021 and December 31, 2020; no shares issued and outstanding as of June 30, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value per share; 200,000 shares authorized as of June 30, 2021 and December 31, 2020; 53,936 and 53,081 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	53	53
Additional paid-in capital	1,026,632	997,298
Accumulated other comprehensive gain	32	8
Accumulated deficit	(455,731)	(342,964)
Total stockholders’ equity	570,986	654,395
Total liabilities and stockholders’ equity	$654,947	$719,618

See accompanying notes to unaudited interim financial statements

Allakos Inc.

Statements of Operations and Comprehensive Loss

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Operating expenses
Research and development	$40,985	$28,346	$79,900	$46,631
General and administrative	16,210	12,058	32,880	23,646
Total operating expenses	57,195	40,404	112,780	70,277
Loss from operations	(57,195)	(40,404)	(112,780)	(70,277)
Interest income	103	1,284	233	3,273
Other expense, net	(117)	(172)	(220)	(112)
Net loss	(57,209)	(39,292)	(112,767)	(67,116)
Unrealized gain (loss) on marketable securities	(56)	(1,219)	24	650
Comprehensive loss	$(57,265)	$(40,511)	$(112,743)	$(66,466)
Net loss per common share:
Basic and diluted	$(1.07)	$(0.80)	$(2.11)	$(1.38)
Weighted-average number of common shares outstanding:
Basic and diluted	53,669	48,816	53,429	48,753

See accompanying notes to unaudited interim financial statements

Allakos Inc.

Statements of STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Gain	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2020	53,081	$53	$997,298	$8	$(342,964)	$654,395
Stock-based compensation expense	—	—	12,354	—	—	12,354
Issuance of common stock upon exercise of stock options	321	—	3,788	—	—	3,788
Issuance of common stock upon 2018 ESPP purchase	17	—	995	—	—	995
Issuance of common stock upon vesting of restricted stock units	38	—	—	—	—	—
Unrealized gain on marketable securities	—	—	—	80	—	80
Net loss	—	—	—	—	(55,558)	(55,558)
Balance at March 31, 2021	53,457	$53	$1,014,435	$88	$(398,522)	$616,054
Stock-based compensation expense	—	—	11,397	—	—	11,397
Issuance of common stock upon exercise of stock options	443	—	800	—	—	800
Issuance of common stock upon vesting of restricted stock units	36	—	—	—	—	—
Unrealized loss on marketable securities	—	—	—	(56)	—	(56)
Net loss	—	—	—	—	(57,209)	(57,209)
Balance at June 30, 2021	53,936	$53	$1,026,632	$32	$(455,731)	$570,986

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Gain	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2019	48,668	$48	$685,020	$137	$(189,484)	$495,721
Stock-based compensation expense	—	—	7,489	—	—	7,489
Issuance of common stock upon exercise of stock options	57	—	33	—	—	33
Issuance of common stock upon 2018 ESPP purchase	40	—	756	—	—	756
Unrealized gain on marketable securities	—	—	—	1,869	—	1,869
Net loss	—	—	—	—	(27,824)	(27,824)
Balance at March 31, 2020	48,765	$48	$693,298	$2,006	$(217,308)	$478,044
Stock-based compensation expense	—	—	7,762	—	—	7,762
Issuance of common stock upon exercise of stock options	148	1	1,707	—	—	1,708
Issuance of common stock upon 2018 ESPP purchase	—	—	—	—	—	—
Unrealized loss on marketable securities	—	—	—	(1,219)	—	(1,219)
Net loss	—	—	—	—	(39,292)	(39,292)
Balance at June 30, 2020	48,913	$49	$702,767	$787	$(256,600)	$447,003

See accompanying notes to unaudited interim financial statements

Allakos Inc.

Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2021	2020
Cash flows from operating activities
Net loss	$(112,767)	$(67,116)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	747	777
Stock-based compensation	23,751	15,251
Net amortization of premiums and discounts on marketable securities	1,211	966
Noncash lease expense	1,541	142
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(4,072)	13
Other long-term assets	(13,844)	—
Accounts payable	(2,034)	3,654
Accrued expenses and other current liabilities	7,952	2,627
Operating lease liabilities, net of current portion	1,474	—
Net cash used in operating activities	(96,041)	(43,686)
Cash flows from investing activities
Purchases of marketable securities	(215,461)	(90,010)
Proceeds from maturities of marketable securities	310,000	246,800
Purchases of property and equipment	(7,302)	(70)
Net cash provided by investing activities	87,237	156,720
Cash flows from financing activities
Proceeds from exercise of stock options	4,588	1,741
Proceeds from issuance of common stock under the 2018 ESPP	995	756
Net cash provided by financing activities	5,583	2,497
Net increase (decrease) in cash, cash equivalents and restricted cash	(3,221)	115,531
Cash, cash equivalents and restricted cash, beginning of period	209,452	40,642
Cash, cash equivalents and restricted cash, end of period	$206,231	$156,173
Supplemental disclosures
Noncash investing and financing items:
Lessor funded lease incentives included in property and equipment	$5,348	$—
Property and equipment purchased, not yet paid	$4,786	$—

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

Liquidity Matters

Since inception, the Company has incurred net losses and negative cash flows from operations. During the six months ended June 30, 2021, the Company incurred a net loss of $112.8 million and used $96.0 million of cash in operations. At June 30, 2021, the Company had an accumulated deficit of $455.7 million and does not expect to experience positive cash flows from operating activities in the foreseeable future. The Company has financed its operations to date primarily through the sale of common stock. Management expects to incur additional operating losses in the future as the Company continues to further develop, seek regulatory approval for and, if approved, commence commercialization of its product candidates. The Company had $559.7 million of cash, cash equivalents and marketable securities at June 30, 2021. Management believes that this amount is sufficient to fund the Company’s operations for at least the next 12 months from the issuance date of these financial statements.

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

The interim balance sheet as of June 30, 2021, the statements of operations and comprehensive loss, statements of stockholders’ equity and statements of cash flows for the six months ended June 30, 2021 and 2020 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair presentation of the Company’s financial position as of June 30, 2021 and its results of operations and comprehensive loss for the three and six months ended June 30, 2021 and 2020 and its cash flows for the six months ended June 30, 2021 and 2020. Certain information and note disclosures normally included in annual audited financial statements prepared in accordance with U.S. GAAP have been omitted. The financial data and the other financial information disclosed in these notes to the interim financial statements are also unaudited. The results of operations for any interim period are not necessarily indicative of the results to be expected for the entire year or for any other future annual or interim period. The balance sheet as of June 30, 2021 included herein was derived from the audited financial statements as of that date. These interim financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2021.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Company’s balance sheets and which, in aggregate, represent the amounts reported in the accompanying statements of cash flows (in thousands):

	June 30,	December 31,
	2021	2020
Cash and cash equivalents	$203,956	$207,177
Restricted cash in other long-term assets, deposit for lease facility	2,275	2,275
Total cash, cash equivalents and restricted cash	$206,231	$209,452

	June 30,	December 31,
	2020	2019
Cash and cash equivalents	$153,898	$38,367
Restricted cash in other long-term assets, deposit for lease facility	2,275	2,275
Total cash, cash equivalents and restricted cash	$156,173	$40,642

Restricted cash at June 30, 2021 represents $2.3 million in deposits for the lease of the Company’s facilities in Redwood City, California and San Carlos, California. Both security deposits are in the form of letters of credit secured by restricted cash. Restricted cash amounts are included within other long-term assets on the Company’s balance sheets.

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

Under ASC 842, the Company accounts for its leases by recording right-of-use assets and lease liabilities on the Company’s balance sheets. Right-of-use assets represent the Company’s right to use an underlying asset over the lease term and include any lease payments made prior to the lease commencement date and are reduced by lease incentives. Lease liabilities represent the present value of the total lease payments over the lease term, calculated using the Company’s incremental borrowing rate. In determining the Company’s incremental borrowing rate, consideration is given to the term of the lease and the Company’s credit risk. The Company recognizes options to extend a lease when it is reasonably certain that it will exercise such extension. The Company does not recognize options to terminate a lease when it is reasonably certain that it will not exercise such early termination options. Lease expense is recognized on a straight-line basis over the expected lease term.

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

Advance payments for goods or services to be rendered in the future for use in research and development activities are deferred and included in prepaid expenses and other current assets and other long-term assets. The deferred amounts are expensed as the related goods are delivered or the services are performed.

Comprehensive Loss

Comprehensive loss is defined as the change in stockholders’ equity (deficit) during a period from transactions and other events and circumstances from non-owner sources. The differences between net loss and comprehensive loss for the three and six months ended June 30, 2021 and 2020 are a result of unrealized gains and losses on the Company’s investments in marketable securities included in current assets on the Company’s balance sheets.

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

Basic and diluted net loss per share was calculated as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(57,209)	$(39,292)	$(112,767)	$(67,116)
Denominator:
Weighted-average shares of common stock outstanding, basic and diluted	53,669	48,816	53,429	48,753
Net loss per share, basic and diluted	$(1.07)	$(0.80)	$(2.11)	$(1.38)

The following table sets forth the potentially dilutive securities that have been excluded from the calculation of diluted net loss per share due to their anti-dilutive effect for the periods indicated (in thousands):

	Six Months Ended
	June 30,
	2021	2020
Options to purchase common stock	5,826	7,016
Unvested restricted stock units	1,021	584
Shares issuable under employee stock purchase plans	8	24
Total	6,855	7,624

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

3. Fair Value Measurements

The Company measures and reports certain financial instruments as assets and liabilities at fair value on a recurring basis. The Company’s financial assets measured at fair value on a recurring basis were as follows (in thousands):

	June 30, 2021
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$201,695	$—	$—	$201,695
Total cash equivalents	201,695	—	—	201,695
Short-term marketable securities
U.S. treasuries	355,739	—	—	355,739
Total short-term marketable securities	355,739	—	—	355,739
Total cash equivalents and short-term marketable securities	$557,434	$—	$—	$557,434

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$205,408	$—	$—	$205,408
Total cash equivalents	205,408	—	—	205,408
Short-term marketable securities
U.S. treasuries	451,820	—	—	451,820
Total short-term marketable securities	451,820	—	—	451,820
Total cash equivalents and short-term marketable securities	$657,228	$—	$—	$657,228

The Company evaluates transfers between levels at the end of each reporting period. There were no transfers of assets or liabilities between levels during the three and six months ended June 30, 2021 and 2020.

4. Marketable Securities

All marketable securities were considered available-for-sale at June 30, 2021. The amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s marketable securities by major security type at June 30, 2021 and December 31, 2020 are summarized in the table below (in thousands):

	June 30, 2021
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale securities
U.S. treasuries classified as investments	$355,707	$34	$(2)	$355,739
Total available-for-sale securities	$355,707	$34	$(2)	$355,739

	December 31, 2020
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale securities
U.S. treasuries classified as investments	$451,812	$26	$(18)	$451,820
Total available-for-sale securities	$451,812	$26	$(18)	$451,820

The amortized cost of available-for-sale securities is adjusted for amortization of premiums and accretion of discounts to maturity. As of June 30, 2021 and December 31, 2020, the aggregate fair value of securities held by the Company in an unrealized loss position was $40.6 million and $91.4 million, respectively. All of these securities had remaining maturities of less than one year. The Company has the intent and ability to hold such securities until recovery and has determined that there has been no material change to their credit risk. As a result, the Company determined it did not hold any investments with a credit loss at June 30, 2021 and December 31, 2020.

There were no material realized gains or losses recognized on the sale or maturity of available-for-sale securities during the three and six months ended June 30, 2021 and 2020, and as a result, there were no material reclassifications out of accumulated other comprehensive gain (loss) for the same periods.

5. Balance Sheet Components and Supplemental Disclosures

Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	June 30,	December 31,
	2021	2020
Laboratory equipment	$4,226	$4,236
Furniture and office equipment	1,894	1,784
Leasehold improvements	4,581	4,581
Construction-in-progress	18,642	1,325
	29,343	11,926
Less accumulated depreciation	(4,309)	(3,581)
Property and equipment, net	$25,034	$8,345

Depreciation and amortization expense for each of the three months ended June 30, 2021 and 2020 was $0.4 million. Depreciation and amortization for the six months ended June 30, 2021 and 2020 was $0.7 million and $0.8 million, respectively.

Other Long-Term Assets

Other long-term assets were $16.1 million and $2.3 million as of June 30, 2021 and December 31, 2020, respectively.  Other long-term assets at June 30, 2021 included $11.9 million in advance payments to CDMOs for development and manufacturing services to be provided more than one year from now with no such advance payments to CDMOs in other long-term assets as of December 31, 2020.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2021	2020
Accrued contract research and development expense	$8,681	$4,697
Accrued compensation and benefits expense	5,647	3,214
Current portion of operating lease liabilities	537	492
Other current liabilities	3,470	87
Total	$18,335	$8,490

6. Leases and Contingencies

Operating Leases

The Company’s lease obligations primarily relate to leased office and laboratory space under noncancelable operating leases and are summarized below.

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

The 2018 Redwood City Lease includes monthly base rent amounts escalating over the term of the lease. In addition, the lessor provided for a tenant improvement allowance ("TIA") of up to $1.4 million, which was fully utilized. The TIA was recorded as leasehold improvements, with offsetting adjustments recorded to the associated operating lease right of use asset included on the Company’s balance sheets as of June 30, 2021 and December 31, 2020.

The Company utilized its incremental borrowing rate to calculate the present value of the lease payments for the 2018 Redwood City Lease based on information available on January 1, 2019, the adoption date of ASC 842.

2019 San Carlos Lease

In December 2019, the Company entered into an additional operating lease agreement for approximately 98,000 square feet of office and laboratory space in San Carlos, California (the “2019 San Carlos Lease”). The contractual term of the 2019 San Carlos Lease is 10.25 years from August 2021 until October 2031. The 2019 San Carlos Lease provides rent abatements and includes a one-time option to extend the lease term for five years. This option to extend the lease term was not determined to be reasonably certain and therefore has not been included in the Company’s calculation of the associated operating lease liability under ASC 842.

The 2019 San Carlos Lease includes monthly base rent amounts escalating over the term of the lease. In addition, the lessor provided for a TIA of up to $14.7 million, which is expected to be fully utilized. The TIA was recorded as construction-in-progress, and included within property and equipment, net on the Company’s balance sheets as of June 30, 2021 and December 31, 2020.

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

Classification of the Company’s operating lease liabilities included on its balance sheets at June 30, 2021 and December 31, 2020 was as follows (in thousands):

	June 30,	December 31,
	2021	2020
Operating lease liabilities
Current portion included in accrued expenses and other current liabilities	$537	$492
Operating lease liabilities, net of current portion	49,963	42,773
Total operating lease liabilities	$50,500	$43,265

The components of lease costs, which were included in operating expenses in the Company’s statements of operations and comprehensive loss were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating lease cost	$1,675	$279	$3,409	$558
Variable cost	152	87	239	174
Total lease costs	$1,827	$366	$3,648	$732

Variable costs included in the table above represent amounts the Company pays related to property taxes, insurance, maintenance and repair costs.

Cash paid for amounts included in the measurement of the Company’s operating lease liabilities and presented within cash used in operating activities in the statements of cash flows was $0.6 million for the six months ended June 30, 2021 and 2020.

Cash received for amounts related to tenant improvement allowances from lessors was $5.1 million and none for the six months ended June 30, 2021 and 2020, respectively.

Operating Lease Obligations

Future lease payments required under operating leases included on the Company’s balance sheet at June 30, 2021 are as follows (in thousands):

Fiscal Year Ending December 31,
2021 (remaining 6 months)	$638
2022	8,147
2023	8,392
2024	8,643
2025	8,903
Thereafter	54,517
Total future lease payments	89,240
Less:
Present value adjustment	30,970
Present value of future lease incentives	7,770
Operating lease liabilities	$50,500

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used its incremental borrowing rate based on the information available at the lease commencement date. As of June 30, 2021, the weighted-average remaining lease term of the Company’s leases was 10.1 years and the weighted-average discount rate used to determine the operating lease liabilities included on its balance sheet was 8.7%.

As of June 30, 2021, the Company is not party to any lease agreements containing material residual value guarantees or material restrictive covenants.

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

The Company did not recognize any milestone expense for the three and six months ended June 30, 2021. The Company incurred $3.4 million of milestone expense for the three and six months ended June 30, 2020 related to the achievement of development milestones associated with the first patient dosed in its Phase 3 study with lirentelimab (AK002). As of June 30, 2021, the Company has not incurred any royalty liabilities related to its license agreements, as product sales have not yet commenced.

Exclusive License Agreement with The Johns Hopkins University

In December 2013, the Company entered into a license agreement with The Johns Hopkins University (“JHU”) for a worldwide exclusive license to develop, use, manufacture and commercialize covered product candidates including lirentelimab, which was amended in September 2016. Under the terms of the agreement, the Company has made upfront and milestone payments of $0.7 million through June 30, 2021 and may be required to make aggregate additional milestone payments of up to $1.8 million. The Company also issued 88,887 shares of common stock as consideration under the JHU license agreement. In addition to milestone payments, the Company is also subject to low single-digit royalties to JHU based on future net sales of each licensed therapeutic product candidate by the Company and its affiliates and sublicensees, with up to a low six-digit dollar minimum annual royalty payment.

Non-exclusive License Agreement with BioWa Inc. and Lonza Sales AG

In October 2013, the Company entered into a tripartite agreement with BioWa Inc. (“BioWa”), and Lonza Sales AG (“Lonza”), for the non-exclusive worldwide license to develop and commercialize product candidates including lirentelimab that are manufactured using a technology jointly developed and owned by BioWa and Lonza. Under the terms of the agreement, the Company has made milestone payments of $3.4 million through June 30, 2021 and may be required to make aggregate additional milestone payments of up to $38.0 million. In addition to milestone payments, the Company is also subject to minimum annual commercial license fees of $40,000 per year to BioWa until such time as BioWa receives royalty payments, as well as low single-digit royalties to BioWa and to Lonza. Royalties are based on future net sales by the Company and its affiliates and sublicensees and vary dependent on Lonza’s participation as sole manufacturer for commercial production.

Indemnification Agreements

The Company has entered into indemnification agreements with certain directors and officers that require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. To date, no such matters have arisen and the Company does not believe that the outcome of any claims under indemnification arrangements will have a material adverse effect on its financial positions, results of operations or cash flows. Accordingly, the Company has not recorded a liability related to such indemnifications at June 30, 2021.

Legal Contingencies

On March 10, 2020, a putative securities class action complaint captioned Kim v. Allakos et al., No. 20-cv-01720 (N.D. Cal.) was filed in the United States District Court for the Northern District of California against the Company, its Chief Executive Officer, Dr. Robert Alexander, and its former Chief Financial Officer, Mr. Leo Redmond. The complaint asserts claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and seeks damages based on alleged material misrepresentations and omissions concerning its Phase 2 clinical trials of lirentelimab. The proposed class period is August 5, 2019, through December 17, 2019, inclusive. On August 28, 2020, the plaintiff filed an amended complaint, adding as defendants Adam Tomasi, the Company’s President and Chief Operating Officer, and Henrik Rasmussen, the Company’s Chief Medical Officer. Given the early stage of this litigation matter, the Company cannot reasonably estimate a potential future loss or a range of potential future losses, if any, and has not recorded a contingent liability accrual as of June 30, 2021.

7. Stock-Based Compensation

Total stock-based compensation expense recognized is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Research and development	$4,246	$2,585	$9,309	$5,028
General and administrative	7,151	5,177	14,442	10,223
Total	$11,397	$7,762	$23,751	$15,251

No income tax benefits for stock-based compensation expense have been recognized for the three and six months ended June 30, 2021 and 2020 as a result of the Company’s full valuation allowance applied to net deferred tax assets and net operating loss carryforwards.

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

Following the IPO and upon the effectiveness of the 2018 Plan, the Company’s 2012 Equity Incentive Plan, as amended, (the “2012 Plan”), terminated and no further awards will be granted thereunder. All outstanding awards under the 2012 Plan will continue to be governed by their existing terms. Any shares subject to awards granted under the 2012 Plan that, on or after the termination of the 2012 Plan, expire or terminate and shares previously issued pursuant to awards granted under the 2012 Plan that, on or after the termination of the 2012 Plan, are forfeited or repurchased by the Company will be transferred into the 2018 Plan. As of June 30, 2021, the maximum number of shares that may be added to the 2018 Plan pursuant to the preceding clause is 3,977,566 shares.

Prior to its termination, the 2012 Plan provided for the grant of stock options, stock appreciation rights, restricted stock and restricted stock units to employees, directors and consultants. Stock options granted under the 2012 Plan generally vest over four years and expire no more than 10 years from the date of grant.

Stock Options

The following weighted-average assumptions were used to calculate the fair value of stock options granted during the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Risk-free interest rate	1.01%	0.38%	0.91%	0.59%
Expected volatility	70.03%	72.12%	69.84%	70.97%
Expected dividend yield	—	—	—	—
Expected term (in years)	6.08	5.70	6.07	5.81

The Company’s stock option activity during the six months ended June 30, 2021 is summarized as follows (number of shares in thousands):

		Weighted-
		Average
	Options	Exercise
	Outstanding	Price
Balance at December 31, 2020	6,616	$15.53
Granted	136	$111.50
Exercised	(764)	$6.01
Forfeited	(162)	$30.35
Balance at June 30, 2021	5,826	$18.60
Options exercisable	4,648	$11.40
Options vested and expected to vest	5,808	$18.46

During the three and six months ended June 30, 2021 and 2020, the Company did not grant any stock options with performance-based or market-based vesting conditions.

As of June 30, 2021, total unrecognized stock-based compensation expense relating to unvested stock options was $31.0 million. This amount is expected to be recognized over a weighted-average period of 2.5 years.

Restricted Stock Units

RSU activity under the 2018 Plan during the six months ended June 30, 2021 is summarized as follows (in thousands, except per share data):

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Balance at December 31, 2020	1,161	$102.24
Granted	94	$107.32
Vested	(74)	$89.40
Forfeited	(160)	$100.22
Balance at June 30, 2021	1,021	$103.96

The weighted-average fair value of RSUs granted during the six months ended June 30, 2021 and 2020 was $107.32 and $66.77, respectively.

As of June 30, 2021, total unrecognized stock-based compensation expense relating to unvested RSUs was $92.3 million and the weighted-average remaining vesting period was 3.2 years.

2018 Employee Stock Purchase Plan

In July 2018, the Company’s Board of Directors and stockholders approved the 2018 Employee Stock Purchase Plan (the “2018 ESPP”). There were 500,000 shares of common stock initially reserved for issuance under the 2018 ESPP. The number of shares of common stock that may be issued under the 2018 ESPP shall automatically increase on each January 1, beginning with the fiscal year ending December 31, 2019, equal to the least of (i) 1,000,000 shares, (ii) 1% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year and (iii) such other amount determined by the 2018 ESPP administrator. Under the 2018 ESPP, employees may purchase shares of the Company’s common stock at a price per share equal to 85% of the lower of the fair market value of the common stock on the first trading day of the offering period or on the exercise date. The 2018 ESPP provides for consecutive, overlapping 24-month offering periods, each of which will include four 6-month purchase periods. The Company’s first offering period under the 2018 ESPP commenced on July 18, 2018. During the three and six months ended June 30, 2021, stock-based compensation expense related to the 2018 ESPP was $0.3 million and $0.5 million, respectively. During the three and six months ended June 30, 2020, stock-based compensation expense related to the 2018 ESPP was $0.2 million and $0.4 million respectively.

8. Defined Contribution Plans

In January 2018, the Company established a defined contribution plan under Section 401(k) of the Internal Revenue Code (the “401(k) plan”). The 401(k) plan covers all employees who meet defined minimum age and service requirements. Employee contributions are voluntary and are determined on an individual basis, limited to the maximum amount allowable under U.S. federal tax regulations. The Company makes matching contributions of up to 4% of the eligible employees’ compensation to the 401(k) plan. During the three and six months ended June 30, 2021, the Company made contributions to the 401(k) plan of $0.2 million and $0.5 million, respectively. During the three and six months ended June 30, 2020, the Company made contributions to the 401(k) plan of $0.2 million and $0.3 million, respectively.

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

Overview

We are a clinical stage biotechnology company developing lirentelimab (AK002), our wholly owned monoclonal antibody, for the treatment of various mast cell and eosinophil related diseases. Lirentelimab selectively targets both mast cells and eosinophils, two types of white blood cells that are widely distributed in the body and play a central role in the inflammatory response. Inappropriately activated mast cells and eosinophils have been identified as key drivers in a number of severe diseases affecting the gastrointestinal tract, eyes, skin, lungs and other organs. Our initial focus is on eosinophilic gastrointestinal diseases which include eosinophilic gastritis (“EG”), eosinophilic duodenitis (“EoD”) which has also been referred to as eosinophilic gastroenteritis, and eosinophilic esophagitis (“EoE”); in addition, lirentelimab has the potential to treat a number of other severe diseases. Lirentelimab has received orphan disease status for EG, EoD, and EoE from the U.S. Food and Drug Administration (the “FDA”). Lirentelimab completed a randomized, double-blind, placebo-controlled Phase 2 study in patients with EG and/or EoD (see ENIGMA study results). The ENIGMA study met all prespecified primary and secondary endpoints when compared to placebo and results were published in the New England Journal of Medicine. ENIGMA patients that continued to receive lirentelimab treatment for at least 52 weeks have experienced continued symptom improvement with an average 70% reduction in EG and EoD symptoms. Additionally, patients in the ENIGMA study with co-morbid EoE showed histologic and symptomatic improvement when treated with lirentelimab compared to placebo. Based on the results from the ENIGMA study and End of Phase 2 meeting with the FDA, we began enrollment of a Phase 3 study in patients with EG and/or EoD and a Phase 2/3 study in patients with EoE. We completed enrollment during the second quarter of 2021 and expect results from these trials in the fourth quarter of 2021.

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

To date, we have not had any products approved for sale and have not generated any revenue nor been profitable. Further, we do not expect to generate revenue from product sales until such time, if ever, that we are able to successfully complete the development and obtain marketing approval for one of our product candidates. We will continue to require additional capital to develop our product candidates and fund operations for the foreseeable future. We have incurred significant operating losses to date and expect to incur significant operating losses for the foreseeable future. Our net losses were $112.8 million and $67.1 million for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, we had an accumulated deficit of $455.7 million.

  As of June 30, 2021, we had cash, cash equivalents and marketable securities of $559.7 million, which we believe will be sufficient to fund our planned operations for at least the next 12 months from the issuance of our financial statements.

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

The following table summarizes our research and development expenses for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Lirentelimab contract research and development	$24,125	$14,990	$42,029	$23,003
Consulting and personnel-related costs	12,797	7,967	29,502	16,013
Other unallocated research and development costs	4,063	5,389	8,369	7,615
Total	$40,985	$28,346	$79,900	$46,631

We anticipate that our research and development expenses will increase in the future, primarily driven by costs associated with the manufacturing of our lead product candidate, lirentelimab, as we continue to increase the frequency and scale of our manufacturing batches in anticipation of a commercial launch if we are able to obtain FDA approval. Additionally, we expect to incur increasing costs associated with the conduct of our ongoing and future early, mid and late-stage clinical trials for various indications.

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

We did not incur any milestone expense for the three and six months ended June 30, 2021. We incurred $3.4 million of milestone expense for the three and six months ended June 30, 2020 related to the achievement of development milestones associated with the first patient dosed in our Phase 3 study with lirentelimab (AK002). Milestone payments are not creditable against royalties. As of June 30, 2021, we have not incurred any royalty liabilities related to our license agreements, as product sales have not yet commenced.

Exclusive License Agreement with The Johns Hopkins University

In December 2013, we entered into a license agreement with JHU for a worldwide exclusive license to develop, use, manufacture and commercialize covered product candidates including lirentelimab, which was amended in September 2016. Under the terms of the agreement, we have made upfront and milestone payments of $0.7 million through June 30, 2021 and we may be required to make aggregate additional milestone payments of up to $1.8 million. We also issued 88,887 shares of common stock as consideration under the JHU license agreement. In addition to milestone payments, we are also subject to low single-digit royalties to JHU based on future net sales of each licensed therapeutic product candidate by us and our affiliates and sublicensees, with up to a low six-digit dollar minimum annual royalty payment.

Non-exclusive License Agreement with BioWa Inc. and Lonza Sales AG

In October 2013, we entered into a tripartite agreement with BioWa and Lonza for the non-exclusive worldwide license to develop and commercialize product candidates including lirentelimab that are manufactured using a technology jointly developed and owned by BioWa and Lonza. Under the terms of the agreement, we have made milestone payments of $3.4 million through June 30, 2021 and we may be required to make aggregate additional milestone payments of up to $38.0 million. In addition to milestone payments, we are also subject to minimum annual commercial license fees of $40,000 per year to BioWa until such time as BioWa receives royalty payments, as well as low single-digit royalties to BioWa and to Lonza. Royalties are based on future net sales by us and our affiliates and sublicensees and vary dependent on Lonza’s participation as sole manufacturer for commercial production.

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

On an ongoing basis, we evaluate our judgments and estimates in light of changes in circumstances, facts and experience. During the three and six months ended June 30, 2021, there were no other changes to our critical accounting policies as disclosed in our 2020 Annual Report on Form 10-K.

Recent Accounting Pronouncements

See Note 2 to our unaudited financial statements for recently issued accounting pronouncements, including the respective effective dates of adoption and effects on our results of operations and financial condition.

Results of Operations

Comparison of the Three Months Ended June 30, 2021 and 2020

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended June 30,
	2021	2020
Operating expenses
Research and development	$40,985	$28,346
General and administrative	16,210	12,058
Total operating expenses	57,195	40,404
Loss from operations	(57,195)	(40,404)
Interest income	103	1,284
Other expense, net	(117)	(172)
Net loss	(57,209)	(39,292)
Unrealized loss on marketable securities	(56)	(1,219)
Comprehensive loss	$(57,265)	$(40,511)

Research and Development Expenses

Research and development expenses were $41.0 million for the three months ended June 30, 2021 compared to $28.3 million for the three months ended June 30, 2020, an increase of $12.7 million. The period-over-period increase in research and development expenses is comprised of an additional $9.1 million of lirentelimab (AK002) contract research and development costs and $4.8 million of consulting and personnel-related costs primarily associated with increased hiring of R&D personnel, offset by a decrease of $1.2 million in other unallocated research and development costs primarily related to the conduct of in-house research.

General and Administrative Expenses

General and administrative expenses were $16.2 million for the three months ended June 30, 2021 compared to $12.1 million for the three months ended June 30, 2020, an increase of $4.1 million. The period-over-period increase in general and administrative expenses includes an additional $1.9 million of consulting and personnel-related costs associated primarily attributable to increased hiring of G&A personnel, including associated stock-based compensation expense. Other period-over-period changes included increases to G&A outside spend of $1.4 million related to legal costs, accounting and financial service costs, and costs incurred by our early commercial development efforts. Finally, we incurred incremental facilities and other administrative costs of $0.8 million not otherwise included in research and development expenses.

Interest Income

Interest income was $0.1 million for the three months ended June 30, 2021 compared to $1.3 million for the three months ended June 30, 2020, a decrease of $1.2 million. The period-over-period change was primarily attributable to lower interest rates.

Comparison of the Six Months Ended June 30, 2021 and 2020

The following table summarizes our results of operations for the periods indicated (in thousands):

	Six Months Ended June 30,
	2021	2020
Operating expenses
Research and development	$79,900	$46,631
General and administrative	32,880	23,646
Total operating expenses	112,780	70,277
Loss from operations	(112,780)	(70,277)
Interest income	233	3,273
Other expense, net	(220)	(112)
Net loss	(112,767)	(67,116)
Unrealized gain on marketable securities	24	650
Comprehensive loss	$(112,743)	$(66,466)

Research and Development Expenses

Research and development expenses were $79.9 million for the six months ended June 30, 2021 compared to $46.6 million for the six months ended June 30, 2020, an increase of $33.3 million. The period-over-period increase in research and development expenses is comprised of an additional $19.0 million of lirentelimab (AK002) contract research and development costs, $13.5 million of consulting and personnel-related costs primarily associated with increased hiring of R&D personnel, and $0.8 million of other unallocated research and development costs primarily related to facilities costs.

General and Administrative Expenses

General and administrative expenses were $32.9 million for the six months ended June 30, 2021 compared to $23.6 million for the six months ended June 30, 2020, an increase of $9.3 million. The period-over-period increase in general and administrative expenses was primarily attributable to an additional $4.7 million of personnel-related costs, including associated stock-based compensation expense. Other period-over-period changes included increases to G&A outside spend of $3.0 million related to legal costs, accounting and financial service costs, and costs incurred by our early commercial development efforts. Finally, we incurred incremental facilities and other administrative costs of $1.6 million not otherwise included in research and development expenses.

Interest Income

Interest income was $0.2 million for the six months ended June 30, 2021 compared to $3.3 million for the six months ended June 30, 2020, a decrease of $3.1 million. The period-over-period change was primarily attributable to lower interest rates.

Liquidity and Capital Resources

Sources of Liquidity

As of June 30, 2021, we had cash, cash equivalents and marketable securities of $559.7 million. Based on our existing business plan, we believe that our current cash, cash equivalents and marketable securities will be sufficient to fund our anticipated level of operations through at least the next 12 months from the issuance of our financial statements.

We are a clinical stage biotechnology company with a limited operating history. As a result of our significant research and development expenditures, we have generated net losses since our inception. We have financed our operations primarily through equity offerings.

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

“At-the-Market” Equity Offering

On May 10, 2021, we entered into a Sales Agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”). Pursuant to the terms of the Sales Agreement, we may sell, from time to time up to an aggregate of $400.0 million of our common stock through an “at-the-market” offering as defined in Rule 415 under the Securities Act of 1933, as amended. We will pay Cowen a commission equal to 3.0% of the gross proceeds from the sale of shares of our common stock under the Sales Agreement and reimburse up to $60,000 of legal expenses incurred by Cowen.

We expect to use the net proceeds from sales under the Sales Agreement, if any, for general corporate purposes.  We are not obligated to make any sales of shares of our common stock under the Sales Agreement. As of June 30, 2021, no shares of our common stock were sold under this Sales Agreement.

Summary Cash Flows

Comparison of the Six Months Ended June 30, 2021 and 2020

The following table summarizes the primary sources and uses of our cash, cash equivalents, and restricted cash for the periods indicated (in thousands):

	Six Months Ended June 30,
	2021	2020
Net cash used in operating activities	$(96,041)	$(43,686)
Net cash provided by investing activities	87,237	156,720
Net cash provided by financing activities	5,583	2,497
Net increase (decrease) in cash, cash equivalents and restricted cash	$(3,221)	$115,531

Cash Used in Operating Activities

Net cash used in operating activities was $96.0 million for the six months ended June 30, 2021, which was primarily attributable to our net loss of $112.8 million adjusted for net noncash charges of $27.3 million and net changes in operating assets and liabilities of $10.5 million. Noncash charges included approximately $23.8 million in stock-based compensation expense, $1.5 million in noncash lease expense, $1.2 million in amortization of premiums and discounts on marketable securities and $0.8 million in depreciation and amortization expense.

Net cash used in operating activities was $43.7 million for the six months ended June 30, 2020, which was primarily attributable to our net loss of $67.1 million adjusted for net noncash charges of $17.1 million and net changes in operating assets and liabilities of $6.3 million. Noncash charges included approximately $15.2 million in stock-based compensation expense, $1.0 million in amortization of premiums and discounts on marketable securities, $0.8 million in depreciation and amortization expense and $0.1 million in noncash lease expense.

Cash Provided by Investing Activities

Net cash provided by investing activities was $87.2 million for the six months ended June 30, 2021, which consisted of $310.0 million in proceeds from maturities of marketable securities, partially offset by $215.5 million for the purchases of marketable securities and $7.3 million for the purchases of property and equipment.

Net cash provided by investing activities was $156.7 million for the six months ended June 30, 2020, which consisted of $246.8 million in proceeds from maturities of marketable securities, partially offset by $90.0 million for the purchases of marketable securities and $0.1 million for the purchases of property and equipment.

Cash Provided by Financing Activities

Net cash provided by financing activities was $5.6 million for the six months ended June 30, 2021 primarily related to proceeds of $4.6 million received employees for the exercise of stock options and $1.0 million received from employees for the purchase of common stock through the 2018 ESPP.

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

Contractual Obligations and Commitments

Our contractual obligations and commitments relate primarily to our operating leases and non-cancelable purchase obligations under agreements with various research and development organizations and suppliers in the ordinary course of business. See Note 6, Leases and Contingencies, to our financial statements for further information.

In the normal course of business we enter into contracts with clinical CROs, clinical investigative sites and other counterparties assisting with our preclinical studies and clinical trials. Such contracts are generally cancellable, with varying provisions regarding termination. In the event of a contract being terminated, we would only be obligated for services received as of the effective date of the termination, along with cancellation fees, as applicable.  Additionally, we have entered into agreements with certain vendors for the provision of goods and services, which includes development and manufacturing services with CDMOs. These agreements may include certain provisions for purchase obligations and termination obligations that could require payment for the cancellation of committed purchase obligations or for early termination of the agreements. The amounts of the cancellation or termination payments may vary and are based on the timing of the cancellation or termination and the specific terms of the agreements.  The Company expects to enter into additional collaborative research, contract research, clinical and commercial manufacturing, and supplier agreements in the future, which may require significant upfront payments and long-term commitments of capital resources.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. As of June 30, 2021, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical stage biopharmaceutical company with a limited operating history. We were incorporated and commenced operations in 2012, have no products approved for commercial sale and have not generated any revenue. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, identifying and developing potential product candidates, conducting preclinical and clinical studies of our product candidates, including Phase 1, Phase 2 and Phase 3 clinical trials of lirentelimab, our lead compound. All of our product candidates currently under development, other than lirentelimab, are in preclinical development. We have not yet demonstrated our ability to successfully complete any pivotal clinical trials, obtain marketing approvals, complete large-scale drug manufacturing or arrange for a third-party to do so on our behalf or conduct sales and marketing activities. As a result, it may be more difficult for you to accurately predict our future success or viability than it could be if we had a longer operating history.

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

We have incurred net losses in each reporting period since our inception, have not generated any revenue to date and have financed our operations principally through the sale and issuance of common stock and preferred stock. Our net losses were $153.5 million for the year ended December 31, 2020 and $112.8 million for the six months ended June 30, 2021. As of June 30, 2021, we had an accumulated deficit of $455.7 million. We have devoted substantially all of our resources and efforts to research and development. Our lead compound, lirentelimab, is in clinical development, and our other product candidates are in preclinical development. As a result, we expect that it will be several years, if ever, before we generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to develop and market additional potential products.

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

As of June 30, 2021, we had $559.7 million in cash, cash equivalents and investments in marketable securities, which includes proceeds from our July 2018 initial public offering and concurrent private placement that we completed on July 23, 2018 and from our subsequent follow-on offerings in August 2019 and November 2020, after deducting underwriting discounts and commissions. We believe that our existing cash, cash equivalents and investments in marketable securities will enable us to fund our operating expenses and capital expenditure requirements through at least the next 12 months. Our estimate as to how long we expect our existing cash, cash equivalents and investments in marketable securities to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

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

At June 30, 2021, we had 151 full-time employees, including 105 employees engaged in research and development. In order to successfully implement our development and commercialization plans and strategies, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

The trading price of our common stock has been, and is likely to continue to be, highly volatile and subject to wide fluctuations in response to various factors, some of which we cannot control. We priced our initial public offering at $18.00 per share on July 19, 2018, and our common stock reached a high of $157.98 per share during the first quarter of 2021. As of July 30, 2021, the closing price of our common stock was $79.56. The trading price of our common stock could be subject to wide fluctuations in response to various factors, which in addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K, include:

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

Our executive officers, directors, holders of 5% or more of our common stock and their respective affiliates beneficially owned approximately 73.8% of our common stock as of June 30, 2021. As a result, this group of stockholders has the ability to significantly influence all matters requiring stockholder approval, including the election of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable

Item 3. Defaults Upon Senior Securities.

Not applicable

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

None

Item 6. Exhibits.

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Number	Filing Date
1.1	Sales Agreement, dated May 10, 2021, between the Registrant and Cowen and Company, LLC.	8-K	001-38582	3.1	5/10/2021

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-38582	3.1	7/24/2018

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-38582	3.2	7/24/2018

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, has been formatted in Inline XBRL.

*	Filed herewith.
**	Furnished herewith.
+	Indicated management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Allakos Inc.

Date: August 9, 2021	By:	/s/ Robert Alexander
Robert Alexander, Ph.D.
Chief Executive Officer and Director (Principal Executive Officer)

Date: August 9, 2021	By:	/s/ H. Baird Radford, III
H. Baird Radford, III
Chief Financial Officer (Principal Financial and Accounting Officer)