Form 10-K
period 2021-12-31
Allakos Inc.
filed 2022-03-01
CIK 1564824

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the common stock held by non-affiliates of the Registrant based on the closing price of the Registrant’s Common Stock on the Nasdaq Global Select Market as of June 30, 2021 was $3,236.6 million.

The number of shares of Registrant’s Common Stock outstanding as of February 23, 2022 was 54,691,012.

Portions of the Registrant’s Definitive Proxy Statement relating to the registrant’s 2022 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s 2021 fiscal year ended December 31, 2021.

i

PART I

Item 1. Business.

Overview

We are a clinical stage biotechnology company developing therapeutics which target immunomodulatory receptors present on immune effector cells involved in allergy, inflammatory and proliferative diseases. Activating these immunomodulatory receptors allows us to directly target cells involved in disease pathogenesis and, in the setting of allergy and inflammation, has the potential to result in broad inhibition of inflammatory cells. In the setting of proliferative diseases, blocking the inhibitory function of the receptors could restore the immune cell’s ability to identify and kill proliferative cells. Our most advanced antibodies are lirentelimab (AK002) and AK006. Lirentelimab selectively targets both mast cells and eosinophils, two types of white blood cells that are widely distributed in the body and play a central role in the inflammatory response. Inappropriately activated mast cells and eosinophils have been identified as key drivers in a number of severe diseases affecting the gastrointestinal tract, eyes, skin, lungs and other organs. We are developing lirentelimab for the treatment of eosinophilic esophagitis (“EoE”), eosinophilic gastritis (“EG”), eosinophilic duodenitis (“EoD”), atopic dermatitis, chronic spontaneous urticaria and potentially additional indications. Lirentelimab has received orphan disease status for EG, EoD, and EoE from the U.S. Food and Drug Administration (the “FDA”).

AK006 targets Siglec-6, an inhibitory receptor expressed selectively on mast cells. AK006 appears to have the potential to provide deeper mast cell inhibition than lirentelimab and, in addition to its inhibitory activity, reduce mast cell numbers. We plan to begin human studies with AK006 in the first half of 2023.

To date, lirentelimab has completed a Phase 2 study (ENIGMA 1) and Phase 3 study (ENIGMA 2) in patients with EG and/or EoD, a Phase 2/3 study in patients with EoE (KRYPTOS), as well as proof of concept studies in chronic spontaneous urticaria, severe allergic conjunctivitis, and indolent systemic mastocytosis.

The Phase 2 EG and/or EoD study with lirentelimab (ENIGMA 1) met all prespecified primary and secondary endpoints when compared to placebo and results were published in The New England Journal of Medicine. More recently, the ENIGMA 2 study met the histologic co-primary endpoint but failed to meet the symptomatic co-primary endpoint when compared to placebo. Similarly, the KRYPTOS study met the histologic co-primary endpoint but failed to meet the symptomatic co-primary endpoint when compared to placebo. After conducting post-hoc analyses, we believe that the trials missed their symptomatic co-primary endpoints due to the inclusion of mild patients and/or patients who had not failed standard of care. Although post-hoc analyses cannot be used to establish efficacy, these analyses can be helpful in generating hypothesis for future clinical studies. Based on these analyses, we believe that lirentelimab may have potential to treat the more severe EG/EoD and EoE patient populations. As a result, we plan to conduct additional studies with lirentelimab in these indications after discussions with the FDA.

EoE is a severe orphan gastrointestinal disease characterized by dysphagia (difficulty swallowing) resulting from inflammation caused by elevated and inappropriately activated mast cells and eosinophils. The estimated prevalence of EoE in the United States is approximately 150,000-200,000 patients and there are no treatments currently approved specifically for this disease.

EG and/or EoD are chronic, often severe, inflammatory diseases characterized by persistent gastrointestinal symptoms and elevated and activated eosinophils in the stomach and/or duodenum, respectively. Emerging data suggests that activated mast cells also contribute to disease pathogenesis. Common symptoms of the diseases include abdominal pain, nausea, bloating, cramping, early satiety and loss of appetite. There are no treatments approved specifically for these diseases. Treatment with systemic steroids can provide symptomatic improvement, but long-term treatment with steroids is generally not possible due to the numerous side effects. Published literature reports the prevalence of EG and EoD in the United States to be approximately 50,000 people. However, we believe that these diseases may be significantly underdiagnosed or misdiagnosed as other gastrointestinal diseases.

Beyond EoE, EG and EoD, additional lirentelimab clinical testing is ongoing or planned. Allakos initiated a randomized, double-blind, placebo-controlled Phase 2 clinical trial of subcutaneous (SC) lirentelimab in adult patients with moderate-to-severe atopic dermatitis. The company also announced plans to initiate a randomized, double-blind, placebo-controlled trials of SC lirentelimab in patients with chronic spontaneous urticaria in the middle of 2022. Both diseases are complex, chronic inflammatory skin diseases believed to be driven by activated eosinophils and mast cells.

Atopic dermatitis is a chronic pruritic inflammatory condition that is characterized by dry, red, itchy patches of skin. Atopic dermatitis affects approximately 16.5 million (7.3%) adults in the U.S., of which around 6.6 million (40%) have moderate-to-severe disease. Chronic urticaria is an often-debilitating skin condition characterized by frequent and unpredictable eruption of hives, severe itching and swelling. Chronic urticaria affects up to 3.5 million patients in the U.S., of which half are refractory to standard-of-care antihistamines.

Figure 1: Expected Development Timeline

Lirentelimab has shown activity in open label clinical studies in indolent systemic mastocytosis (“ISM”, see Indolent Systemic Mastocytosis for clinical results), severe allergic conjunctivitis (“SAC”, see severe allergic conjunctivitis for clinical results), and mast cell gastrointestinal disease (“MGID”, see mast cell gastritis clinical results). In addition, patients in clinical studies with atopic comorbidities such as asthma, atopic dermatitis, and allergic rhinitis experienced improvements in these conditions. The activity observed in these studies suggests that lirentelimab could provide significant benefit to patients suffering from these diseases and highlights the potential of lirentelimab to broadly inhibit mast cells and deplete eosinophils in different disease settings.

Figure 2: Allakos Pipeline

To date, lirentelimab has been administered intravenously in our completed clinical efficacy studies. Lirentelimab has generally been well-tolerated in each of our clinical trials. The most common adverse event with intravenous lirentelimab has been the occurrence of mild to moderate infusion related reactions, consisting of flushing, feeling of warmth, headache, nausea or dizziness, which occurred mostly during the first infusion and diminished or did not occur on subsequent infusions.

We have also developed a formulation of lirentelimab for subcutaneous (“SC”) administration which will be used in all current and future studies. SC lirentelimab has completed a Phase 1 study in healthy volunteers evaluating the safety, tolerability and pharmacokinetics of SC lirentelimab (for additional information, see “Lirentelimab Clinical Development–Subcutaneous Lirentelimab”). SC lirentelimab provided prolonged eosinophil depletion and was well tolerated; there were no serious adverse events, no injection site reactions, and no injection-related reactions.

Understanding the Foundation of Our Approach

Background on Mast Cells, Eosinophils, Siglec-8 and Siglec-6

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

Siglec-8 is an inhibitory receptor selectively expressed on eosinophils and mast cells. Because Siglec-8 is expressed in high abundance only on mast cells and eosinophils, it presents a novel way to selectively target these important immune cells. Siglec-6 is an inhibitory receptor that our research shows is selectively expressed on mast cells. As inhibitory receptors, the natural function of Siglec-8 and Siglec-6 is to counteract activating signals within mast cells and eosinophils that lead to an inflammatory response.

Mast cells and Eosinophils are Effector Cells That are Central to Initiating and Maintaining Inflammatory Responses

Mast cells and/or eosinophils respond to a variety of activating signals including those from cell-cell contact, allergens bound to IgE, neuropeptides (such as Substance P), cytokines including IL-33, thymic stromal lymphopoietin (“TSLP”), IL-5, IL-4 and IL-13 and viruses through Toll-Like Receptors. In response to these and other activating signals, mast cells and eosinophils produce a broad range of inflammatory mediators that cause tissue damage and contribute to acute and chronic inflammation. These mediators include vasoactive amines, bioactive lipids, proteases, chemokines and cytokines. The mediators, their functions and their contribution to disease pathogenesis are described in more detail below.

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

Figure 3. Mast Cell and Eosinophil Functions

T cell chemotaxis and activation through antigen presentation
Lymphocyte retention in draining lymph nodes and enhanced antibody production
Adhesion molecule upregulation and vascular permeability
TCR
BCR
T cell
B cell
Contraction
Smooth muscle cell
Endothelial cell
For example, CCL5
Antibody (IgG ad IgE)
TNF
Eicosinoids (such as LTB_4)
Fc receptor
Eicosinoids (such as LTC_4 and LTD_4)
Pain
Neutrophil
TNF
Proteases (such as MCP1)
IL-6
Eicosinoids (such as PGI_2 and PGE_2)
Mast cell
Chemotaxis and bacterial killing
For example, substance P
TNF
Histamine
For example, IL-4
Neuron
Dendritic cell
Macrophage
Epithelial cells
Antigen presentation, recruitment into tissue and mobilization to draining lymph nodes
Activation and intracellular killing
Cytokine and mucus production

T_H2 cell recruitment
T_H2 cell
Antigen-specific interactions
↑ Proliferation and cytokine production
T cell
T_{FH} differentiation
T_{FH} cell
CCL17, CCL22
MHC class II
Costimulatory molecules
↑ Superoxide
↑ IL-8
↑ CR3
Neutrophil
IL-6
MBP
↑ IgM production
B cell
Priming
Eosinophil
Polarizes alternatively activated macrophages in adipose tissue
Macrophage
IL-4, IL-13
↑ Survival
Plasma cell
APRIL, IL-6
EDN
IL-5, IL-3, NGF, GM-CSF
Priming
ECP, MBP, EPX, NGF
Histamine release
↑ Survival
Mast cell
DC
Migration
↑ Maturation
Basophil
↑ Mediator release

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

Figure 4. Siglec-8 Triggers Apoptosis of Eosinophils and Inhibition of Mast Cells

Lirentelimab (AK002) Binds to Siglec-8

Lirentelimab was designed to take advantage of the selective expression pattern and inhibitory function of Siglec-8, an inhibitory receptor found on eosinophils and mast cells. Lirentelimab is a humanized antibody that binds to Siglec-8 with high affinity (bivalent binding avidity KD = 17 pM, determined by surface plasmon resonance analysis). Binding of lirentelimab to Siglec-8 on mast cells and eosinophils triggers apoptosis of eosinophils and inhibition of mast cells. Lirentelimab is a non-fucosylated IgG1 antibody engineered to have potent ADCC. ADCC is a mechanism whereby the binding of an antibody like lirentelimab to a target cell in the blood, such as an eosinophil, triggers a natural killer (“NK”) cell, to bind to the Fc portion of the antibody bound to the target cell, thereby destroying the antibody-bound cell. This provides lirentelimab with an additional mechanism to deplete eosinophils present in blood. As a result of these dual modes of action, lirentelimab has been shown to deplete eosinophils in blood and tissue, and to inhibit the release of inflammatory mediators from mast cells.

Siglec-6 is an Attractive Target for Mast Cell Driven Diseases

Siglec-6 (sialic acid immunoglobulin-like lectin 6) is a constitutively expressed inhibitory receptor that is selectively expressed on mast cells. The physiological function of Siglec-6 is to provide an inhibitory signal to mast cells. Siglec-6 exerts these effects through an intracellular immunoreceptor tyrosine-based inhibitory motif (“ITIM”) and ITIM-like motif. In preclinical studies, AK006, our humanized antibody to Siglec-6 reduces mast cell numbers and has been shown to have broader and deeper inhibition of mast cell activity than lirentelimab, including the ability to inhibit c-KIT activation. The increased inhibitory activity could give AK006 increased therapeutic activity while avoiding toxicities associated with less selective mast cell targeting drugs.

Figure 5. AK006 Triggers Potent Inhibition of Mast Cells

AK006
SCF
Siglec-6
KIT
FcεRI
Mast Cell
P
P
P
P
ITIM
motifs
SHP1/2
phosphatase
Mast Cell Inhibition

Our Strategy

Lirentelimab has shown activity in human clinical studies as well as activity in a broad array of animal disease models of mast cell and eosinophil driven diseases. We have prioritized our lirentelimab development efforts based on our assessment of the probability of clinical and regulatory success, unmet medical need and potential market opportunity. We have assembled a team with a proven track record and deep experience in antibody discovery and in clinical development, operations and finance.

The key elements of our strategy are to:

•
Advance lirentelimab through clinical development in Eosinophilic Gastrointestinal Diseases (“EGIDs”). Lirentelimab has secured orphan drug designation for the treatment of EoE, EG and EoD from the FDA. Despite positive results from the Phase 2 EG and/or EoD study with lirentelimab (ENIGMA 1), the ENIGMA 2 failed to meet the symptomatic co-primary endpoint when compared to placebo. Similarly, the KRYPTOS study met the histologic co-primary endpoint but failed to meet the symptomatic co-primary endpoint when compared to placebo. After conducting post-hoc analyses, we believe that the trials missed their symptomatic co-primary endpoints due to the inclusion of mild patients and/or patients who had not failed standard of care. Based on these analyses, we believe that lirentelimab may have potential to treat the more severe EG/EoD and EoE patient populations. As a result, we plan to conduct additional studies with SC lirentelimab in these indications after discussions with the FDA.
•
Evaluate additional eosinophilic and mast cell driven conditions. We have an ongoing Phase 2 trial in patients with AD and a planned Phase 2b trial in patients with CSU. These diseases are believed to be driven by activated eosinophils and mast cells. We have also completed trials in patients with MGID, CU, ISM, and SAC and will continue to evaluate potential commercial opportunities in these, as well as other indications.
•
Build therapeutic pipeline. Our research is focused on immunomodulatory receptors present on immune effector cells involved in allergy, inflammatory and proliferative diseases. Activating these immunomodulatory receptors allows us to directly target cells involved in disease pathogenesis and, in the setting of allergy and inflammation, has the potential to result in broad inhibition of inflammatory cells. In the setting of proliferative diseases, blocking the inhibitory the function of the receptors could restore the immune cell’s ability to identify and kill proliferative cells. Following this approach, we have developed lirentelimab and AK006 and have research programs directed at other immunomodulatory targets.

Lirentelimab Clinical Development

To date, lirentelimab has completed a Phase 2 study (ENIGMA 1) and Phase 3 study (ENIGMA 2) in patients with EG and/or EoD, a Phase 2/3 study in patients with EoE (KRYPTOS), as well as proof of concept studies in chronic spontaneous urticaria, severe allergic conjunctivitis, and indolent systemic mastocytosis. In addition, phase 2 clinical studies are being conducted or planned in atopic dermatitis and chronic spontaneous urticaria.

The Phase 2 EG and/or EoD study with lirentelimab (ENIGMA 1) met all prespecified primary and secondary endpoints when compared to placebo and results were published in The New England Journal of Medicine. More recently, the ENIGMA 2 study met the histologic co-primary endpoint but failed to meet the symptomatic co-primary endpoint when compared to placebo. Similarly, the KRYPTOS study met the histologic co-primary endpoint but failed to meet the symptomatic co-primary endpoint when compared to placebo. After conducting post-hoc analyses, we believe that the trials missed their symptomatic co-primary endpoints due to the inclusion of mild patients and/or patients who had not failed standard of care. Although post-hoc analyses cannot be used to establish efficacy, these analyses can be helpful in generating hypothesis for future clinical studies. Based on these analyses, we believe that lirentelimab may have potential to treat the more severe EG/EoD and EoE patient populations. As a result, we plan to conduct additional studies with SC lirentelimab in these indications after discussions with the FDA.

Subcutaneous Lirentelimab

To date, lirentelimab has been administered intravenously in our completed clinical efficacy studies. We have developed a formulation of lirentelimab for SC administration which will be used in all current and future studies. SC Lirentelimab completed a randomized, double-blind, placebo-controlled, single dose, dose ranging Phase 1 study in healthy volunteers evaluating the safety, tolerability and pharmacokinetics of SC lirentelimab. Administration of SC lirentelimab resulted in extended eosinophil suppression at all dose levels tested. At dose levels of 3.0 and 5.0 mg/kg and with the fixed dose of 300 mg, SC lirentelimab resulted in eosinophil suppression in all subjects through Day 85. The pharmacokinetic and pharmacodynamic results suggest that SC lirentelimab may be given monthly or potentially less frequently. SC lirentelimab was well tolerated, and there were no serious adverse events, no injection site reactions, and no injection-related reactions with SC lirentelimab.

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

It is believed that EGIDs arise in some patients from food allergies or other allergens that cause a hypersensitivity reaction that leads to recruitment of eosinophils to the GI tract. Mast cells are also elevated and activated and are believed to play a significant role. The gastrointestinal symptoms are believed to be due to the release of inflammatory mediators from activated eosinophils and mast cells. Elevated serum immunoglobulin E (“IgE”) levels and food-specific IgE are correlated with EG in some patients and provide evidence for the allergy hypothesis and mast cell involvement. We have demonstrated that in biopsies of patients with symptomatic EG, mast cells are present in elevated numbers compared to normal controls and that the mast cells are also in an increased activation state, providing additional evidence for a pathogenic role of mast cells in EGIDs.

Figure 6. Mast Cells and Eosinophils are Elevated in EGIDs

Because lirentelimab has the potential to directly deplete eosinophils and broadly inhibits mast cells, we believe it has the potential to overcome limitations of other agents acting only on one cell type or pathway.

Eosinophilic Esophagitis

EoE is an orphan disease characterized by eosinophil and mast cell driven inflammation of the esophagus. Common symptoms of EoE include dysphagia (difficulty swallowing), food impaction, nausea and vomiting. Diagnosis is established based on clinical presentation (dysphagia) combined with increased tissue eosinophils in biopsy specimens from the esophagus without any other cause for the eosinophilia. The presence of greater than 15 eosinophils per HPF in an esophageal biopsy identifies the presence of EoE. The estimated prevalence of EoE in the United States is approximately 150,000-200,000 patients.

Eosinophilic Gastritis and Eosinophilic Duodenitis

EG and EoD are diseases characterized by chronic inflammation due to infiltration of eosinophils and mast cells into layers of the stomach and duodenum. Symptoms commonly include abdominal pain, nausea, early satiety, loss of appetite, abdominal cramping, bloating, malnutrition and weight loss. EG and EoD can occur with eosinophilia isolated to the stomach or duodenum, or often in combination. Diagnosis is established based on clinical presentation (gastrointestinal symptoms) combined with increased tissue eosinophils in biopsy specimens from the stomach and/or duodenum without any other cause for the eosinophilia. The presence of greater than or equal to 30 eosinophils per high-powered field (“HPF”) in 5 HPFs in the stomach indicates the presence of EG, and the presence of greater than or equal to 30 eosinophils per HPF in 3 HPFs in the duodenum indicates the presence of EoD. Based on ICD-9 codes, the prevalence of EG and EoD in the United States has previously been reported in the literature to be approximately 50,000 patients. However, we believe these diseases may be significantly under-diagnosed, or mis-diagnosed as other gastrointestinal diseases (such as irritable bowel syndrome or functional dyspepsia), based on observations from the ENIGMA study, ENIGMA 2 study as well as results of a prevalence study we conducted to assess the prevalence of EG and EoD in patients with chronic gastrointestinal symptoms.

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

Study Results

Lirentelimab showed a statistically significant benefit when compared to placebo on all primary and secondary endpoints for each of the high dose, low dose, and combined high/low dose lirentelimab groups. The data demonstrate that lirentelimab produced histological resolution of gastrointestinal tissue eosinophilia and improved disease symptoms, and that these benefits occurred in the same individuals. Results from this study were published in The New England Journal of Medicine.

Figure 7: Topline results from the ENIGMA study

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

1
Treatment responders defined as patients with greater than a 75% reduction in biopsy eosinophil counts and a greater than 30% reduction in TSS.
2
TSS is the sum of all 8 patient reported symptoms each measured on a scale from 0 to 10 (abdominal pain, nausea, vomiting, early satiety, loss of appetite, abdominal cramping, bloating, and diarrhea).

Safety

Lirentelimab was generally well tolerated. The only treatment emergent adverse event occurring more frequently on lirentelimab than on placebo was mild to moderate IRRs, such as flushing, feeling of warmth, headache, nausea, and/or dizziness, which occurred in 60% of patients receiving lirentelimab versus 23% of patients receiving placebo. There was 1 drug-related serious adverse event (“SAE”) in the study, consisting of an infusion-related reaction (“IRR”) that resolved within 24 hours. Treatment emergent SAEs occurred in 9% of patients receiving lirentelimab versus 14% of patients receiving placebo.

Results in Patients with EoE

Esophageal eosinophil counts and dysphagia improved in patients with comorbid eosinophilic esophagitis.

Figure 8: EoE endpoints from the ENIGMA study

Exploratory Endpoints	Placebo	Combined lirentelimab
EoE: proportion of patients with esophageal eosinophil counts <6/HPF	1/9 (11%)	13/14 (93%)
EoE: change in patient reported dysphagia questionnaire	-17%	-53%

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

ENIGMA 2: Phase 3 Study in Patients with EG and/or EoD

Study Design

The ENIGMA 2 study, a randomized, double-blind, placebo-controlled Phase 3 trial of intravenous lirentelimab enrolled 180 patients with EG and/or EoD. Patients were required to be moderately to severely symptomatic based on a patient reported symptom questionnaire and have biopsy-confirmed eosinophilia of the stomach (≥30 eosinophils/HPF in 5 HPFs) and/or duodenum (≥30 eosinophils/HPF in 3 HPFs). Patients were randomized 1:1 to receive: 1.0 mg/kg of lirentelimab for the first month followed by five doses of 3.0 mg/kg given monthly or (b) a monthly placebo. Disease symptoms were measured daily using a patient reported symptom questionnaire that scored 6 symptoms (abdominal pain, nausea, bloating, early satiety, abdominal cramping, loss of appetite) each on a scale from 0 to 10 (TSS). Co-primary endpoints were (1) proportion of responders with ≤4 eosinophils/hpf in 5 HPFs in the stomach and/or ≤15 eosinophils/HPF in 3 HPFs in the duodenum at the end of week 24 and (2) absolute change from baseline in TSS at weeks 23-24.

Study Results

Lirentelimab showed a statistically significant benefit when compared to placebo on the histology co-primary endpoint but failed to meet the symptomatic co-primary endpoint when compared to placebo.

Figure 9: Topline results from the ENIGMA 2 study

Co-Primary Endpoints	Placebo (n=91)	Lirentelimab (n=89)
Histology Endpoint: Proportion of responders as determined by gastric or duodenal tissue eosinophil count[1]	4.5%	84.6%
p-value	—	<0.0001
	Baseline TSS: 27.7	Baseline TSS: 29.5
Symptom Endpoint: Absolute mean change in patient reported Total Symptom Score (TSS-6)[2]	-11.5	-10.0
p-value	—	0.343

1
A responder is a patient achieving the following peak eosinophil counts: eosinophil count ≤4 cells per HPF in 5 gastric HPFs and/or eosinophil count ≤15 cells per HPF in 3 duodenal HPFs. Endpoint assessed at end of Week 24.
2
TSS-6 is daily patient reported symptom questionnaire assessing 6 symptoms (abdominal pain, nausea, bloating, early satiety, abdominal cramping, and loss of appetite) on a scale from 0 to 10. Endpoint assessed as mean change from baseline to Weeks 23-24.

Post-hoc Analyses

Although post-hoc analyses cannot be used to establish efficacy, these analyses can be helpful in generating hypothesis for future clinical studies. After conducting post-hoc analyses, we believe that the trial missed its symptomatic co-primary endpoint due to the inclusion of mild patients and/or patients who had not failed standard of care. In the study, the overall demographics, baseline characteristics, and disease burden as assessed by TSS-6 were well balanced across treatment groups and placebo. However, despite using similar inclusion criteria, our post-hoc analysis indicated that patients enrolled in the Phase 3 study (ENIGMA 2) had notably lower levels of tissue eosinophils, blood eosinophils, IgE, and history of prior EG/EoD diagnosis when compared to ENIGMA.

A post hoc analyses identified that new sites utilized in the conduct of the Phase 3 studied enrolled a high proportion of patients with low levels of tissue eosinophils, blood eosinophils, IgE, and prior history of EG/EoD, whereas sites previously participating in the Phase 2 study enrolled more severe patients with higher levels of these characteristics.

Figure 10: Baseline Demographics & Patient Characteristics: Post-hoc Site Comparison

In a post hoc analyses of symptom improvement, sites with more severe patients with higher levels of tissue eosinophils, blood eosinophils, IgE levels, and prior history of EG/EoD, reported greater improvements on lirentelimab relative to placebo. The results suggest that future studies with lirentelimab should focus on more severe populations with higher levels of these characteristics.

Figure 11: Consistent Effects Observed in Post-hoc Analysis of ENIGMA1 Site Patients

1 = LS Means and p-values derived from ANCOVA/MMRM models

Figure 12: ENIGMA2: Post-hoc Analysis of Non-ENIGMA1 Site Patients

Safety

The safety results of the trial were generally consistent with previously reported lirentelimab studies. No new safety signals were observed. Mild to moderate infusion-related reactions (including flushing, feeling of warmth, headache, nausea, and/or dizziness etc.) occurred in 34% of lirentelimab-treated patients and 13% of placebo-treated patients.

Phase 3 EoD Study (EoDyssey)

We have a Phase 3 study in patients with EoD without EG ongoing and expect to report topline data in the third quarter of 2022. In this study, in addition to the duodenum, we plan to examine eosinophil and mast cell levels in the terminal ileum and colon before and after lirentelimab treatment. Evaluation of the terminal ileum and colon will help characterize EoD patients and could provide insights for further development of lirentelimab in colonic conditions such as eosinophilic colitis and ulcerative colitis. As of December 31, 2021, the study was fully enrolled and baseline characteristics of patients enrolled in this study are likely to be similar to those in ENIGMA 2. As a result, the EoDyssey trial could fail to meet the symptomatic co-primary endpoint when compared to placebo.

Future Studies in EG/EoD

We believe encouraging signs of efficacy were observed in the ENIGMA 1 study. In addition, post hoc analyses of ENIGMA 2 suggest that future studies with lirentelimab should focus on more severe populations with higher levels of tissue eosinophil counts, peripheral blood eosinophil counts, IgE levels with a prior history of EG/EoD. After completion of the EoDyssey study we plan to discuss our findings with the FDA to determine the design of a Phase 3 study using SC lirentelimab.

KRYPTOS: Phase 2/3 Study in Patients with EoE

Study Design

The KRYPTOS study, a randomized, double-blind, placebo-controlled Phase 2/3 trial of intravenous lirentelimab enrolled 276 patients with dysphagia and biopsy-confirmed EoE (≥15 eosinophils in 1 HPF). Patients were randomized 1:1:1 to receive: 1.0 mg/kg of lirentelimab for the first month followed by five doses of 3.0 mg/kg given monthly (b) monthly 1.0 mg/kg of lirentelimab (c) a monthly placebo. Disease symptoms were measured daily using a patient reported symptom questionnaire that assessed difficulty swallowing. Co-primary endpoints were (1) proportion of responders with ≤6 eosinophils in 1 HPF in the esophagus and (2) absolute change in dysphagia symptom questionnaire from baseline.

Study Results

Lirentelimab showed a statistically significant benefit when compared to placebo on the histology co-primary endpoint but failed to meet the symptomatic co-primary endpoint when compared to placebo.

Co-Primary Endpoints	Placebo (n=92)	Lirentelimab Low Dose (n=93)	Lirentelimab High Dose (n=91)
Histology Endpoint: Proportion of responders (eos ≤6 /hpf) as determined by esophageal tissue eosinophil counts[1]	10.9%	92.5%	87.9%
p-value	—	<0.0001	<0.0001
	DSQ Baseline: 34.2	DSQ Baseline: 36.4	DSQ Baseline: 35.2
Symptom Endpoint: Absolut mean change in patient reported Dysphagia Symptom Questionnaire (DSQ)[2]	-14.6	-11.9	-17.4
p-value	—	0.247	0.237

1
A responder is a patient achieving the following peak eosinophil counts: ≤6 eosinophils (eos) / high powered field (HPF) in 1 HPF in the esophagus. Endpoint assessed at end of Week 24.
2
DSQ is patient reported symptom questionnaire assessing difficulty swallowing. Endpoint assessed as absolute mean change from baseline to Weeks 23-24.

Post-hoc Analyses

After conducting post-hoc analyses, we believe that the trial missed its symptomatic co-primary endpoint due to the inclusion of mild patients and/or patients who had not failed standard of care. Although post-hoc analyses cannot be used to establish efficacy, these analyses can be helpful in generating hypothesis for future clinical studies. In the study, the overall demographics, baseline characteristics, and disease burden as assessed by DSQ were well balanced across treatment groups and placebo. However, in reviewing the data with key opinion leaders (“KOL”), they noted that the percentage of patients with a history of esophageal dilatations and prior standard of care steroid and proton pump use was lower than expected, as was the mean peak eosinophil counts, IgE levels and duration of EoE history, indicating that the study enrolled a number of mild EoE patients and/or patients with eosinophilia not caused by EoE. Based on KOL input and medical literature indicating that a single peak eosinophil count of greater than 24 eos/hpf avoids mild EoE patients and patients with eosinophilia not caused by EoE, we conducted a post-hoc analysis of demographics and symptoms improvements using this threshold.

Patients with tissue biopsies containing greater than 24 eos/hpf had higher blood eosinophils, tissue eosinophils and IgE levels as well as more prior use of topical steroids and proton pump inhibitors, consistent with this threshold identifying more severe patients. In contrast, patients with less than 24 eos/hpf had lower levels of these characteristics. In the more severe patients with above 24 eos/hpf, improvements in dysphagia symptoms were observed in the high dose lirentelimab group relative to placebo. The results suggest that future studies with lirentelimab should focus on more severe populations with higher tissue eosinophil levels, IgE levels and more prior use of steroid and proton pump inhibitors.

Figure 13: Post-hoc Analysis of Baseline Demographics and Patient Characteristics By Peak Esophageal Eosinophils

Figure 14: Post-hoc Analysis DSQ Response by Baseline Peak Eosinophil Count

* LS Means and HD lirentelimab from placebo p-values derived from MMRM model

Safety

The safety results of the trial were generally consistent with previously reported lirentelimab studies. No new safety signals were observed. Mild to moderate infusion-related reactions (including flushing, feeling of warmth, headache, nausea, and/or dizziness etc.) occurred in 39% of high dose lirentelimab- treated patients, 26% of low dose lirentelimab-treated patients and 12% of placebo-treated patients.

Future Studies in EoE

We believe encouraging signs of efficacy were observed in post hoc analyses of the KRYPTOS study, although post hoc analyses cannot be used to demonstrate efficacy. The post hoc analyses suggest that future studies with lirentelimab should focus on more severe populations with higher tissue eosinophil levels, IgE levels and more prior use of steroid and proton pump inhibitors. We are planning to discuss our finding with the FDA with the goal of initiating a Phase 3 study in EoE with SC lirentelimab in 2022.

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

Chronic Urticaria

Disease Overview

Chronic urticaria (“CU”) is a group of mast cell driven skin conditions which are characterized by recurrent transient pruritic wheal and flare type skin reactions and, in roughly 40% of patients, angioedema. Symptoms include hives, itching, redness, burning, warmth, tingling and irritation of the skin. Patients with CU are often severely impaired in their quality of life, with negative effects on sleep, daily activities, school/work life and social interactions. Urticaria symptoms are caused by degranulation of dermal mast cells, with IgE signaling believed to contribute to mast cell activation in many cases. The most common forms of CU are chronic spontaneous urticaria (“CSU”), cholinergic urticaria and symptomatic dermatographism.

Despite sharing similar inflammatory pathology, the various forms of urticaria differ in the triggers that elicit the inflammatory response and symptoms. Patients with cholinergic urticaria typically develop symptoms a few minutes after exercise or passive warming in a bath or shower. In some cholinergic patients, emotional stress or hot and spicy food or beverages can also elicit symptoms. Symptomatic dermatographism is characterized by hives and pruritis following a minor stroking pressure, rubbing or scratching of the skin. In CSU, pruritic wheal-and-flare-type skin reactions spontaneously appear on the skin at any time of the day or night. In most CSU patients, an underlying cause of CSU cannot be identified making a causal and/or curative treatment difficult. We estimate that approximately 200,000-500,000 patients with severe CSU, cholinergic urticaria and symptomatic dermatographism could be candidates for therapy with lirentelimab in the United States.

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

Results for each cohort are shown in Figure 15. Patients in all cohorts reported high levels of disease control and some patients experienced complete resolution of symptoms while receiving lirentelimab. Importantly, lirentelimab also produced high levels of response in patients that were refractory to Xolair.

Figure 15. Data from the Phase 2 CU clinical trial

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

Current and Future Studies

Based on the results from the Phase 2 CU study, we plan to initiate a Phase 2b study in patients with chronic spontaneous urticaria. The planned Phase 2b study in chronic spontaneous urticaria will be a multicentered, randomized, double-blind, placebo-controlled study in patients who are naïve to omalizumab and refractory to antihistamines. The primary end point of the trial will be the change from baseline in UAS7 at week 12.

Figure 16. Ongoing and Planned Lirentelimab CSU Clinical Studies

Study	Milestone
Phase 2b SC Chronic Spontaneous Urticaria	Initiation Expected Mid 2022

Atopic Dermatitis

Disease Overview

Atopic dermatitis (“AD”) is a chronic pruritic inflammatory condition that is characterized by dry, red, itchy patches of skin. Multiple mechanisms contribute to the disease, including epithelial barrier impairment, systemic immune dysregulation, neuroinflammation, fibrotic remodeling and dysbiosis of skin microbiota. Crosstalk between eosinophils, mast cells, and sensory neurons has been shown to drive inflammation and chronic itch in atopic dermatitis via IgE, IL-4, IL-13, IL-33, and MRGPRX2. The disease affects approximately 16.5 million (7.3%) adults in the United States (US), of which approximately 6.6 million (40%) have moderate-to-severe disease.

Current Therapies and Limitations

Atopic dermatitis is treated with oral antihistamines, topical moisturizers and emollients and topical steroids. Unfortunately, many patients continue to have lesions and symptoms despite these treatments and many of the drugs are not suitable for long-term treatment due to undesirable side effects. For patients who do not respond to these options or for more serious patients, FDA approved therapies include dupilumab (anti-IL-4 and IL-13 antibody), tralokinumab (anti IL-13 antibody), ruxolitinib (topical JAKi), abrocitinib (JAKi small molecule) and upadacitinib (JAKi small molecule). The IL-4 & IL-13 class was initially approved in 2017 for patients with moderate-to-severe AD. The JAKi class was initially for AD in 2021 however these drugs come with a boxed warning for serious infections, mortality, malignancies, major adverse cardiovascular events (MACE) and thrombosis. There remains a need for novel mechanisms of action to treat patients with AD.

Preclinical Data Showing Mast Cell and Eosinophil in Atopic Dermatitis Skin Lesions

In atopic dermatitis skin lesions, eosinophils and mast cells are elevated in number and mast cells are activated with high levels of surface-bound IgE. These cells have further been shown to induce chronic inflammation and itch via the wide array of activating receptors expressed on their cell surface, and through crosstalk with sensory neurons and other cell types.

Moreover, mast cells and eosinophils are major sources of IL-4 and IL-13, cytokines that have been shown to be clinically relevant mediators of inflammation and fibrosis.

Figure 17: Mast Cells and Eosinophils Are Elevated in Atopic Dermatitis Skin Lesions

Observations in Patients with Atopic Dermatitis in Lirentelimab Clinical Studies

Evidence of activity was observed in two separate clinical studies of lirentelimab in patients with comorbid atopic dermatitis. In the EG/EoD Phase 3 study (ENIGMA 2), patients with comorbid atopic dermatitis were assessed using a daily questionnaire for the global disease severity and reported a decrease in disease severity of 63% compared to 12% on placebo (n=9). In a single-arm, Phase 1b severe allergic conjunctivitis study, patients with comorbid atopic dermatitis reported a 56% decrease in disease severity (n=11).

Figure 18: Improvement in Concomitant Atopic Dermatitis

Biomarker data from Phase 1b Severe Allergic Conjunctivitis Study

In the Phase 1b study in patients with Severe Allergic Conjunctivitis, clinically-relevant cytokines of atopic dermatitis were measured. These cytokines were measured via tear ducts to understand ocular inflammation and included IL-4, IL-13, CCL26/Eotaxin-3 as well as CCL/MIP-α. Upon lirentelimab dosing, these biomarkers showed meaningful decreases. Moreover these cytokines rebounded to baseline levels following study conclusion.

Current and Future Studies

We initiated a Phase 2 study in patients with moderate-to-severe atopic dermatitis. The Phase 2 study in atopic dermatitis is a 14-week, multicentered, randomized, double-blind, placebo-controlled trial that will enroll approximately 120 adult patients with moderate-to-severe disease who are inadequately controlled by topical treatments. Patients will be randomized 1:1 to receive a dose of subcutaneous 300mg lirentelimab every two weeks or placebo. The primary endpoint will be the proportion of patients who achieve eczema area and severity index (EASI)-75 at week 14.

Figure 19. Ongoing and Planned Lirentelimab Atopic Dermatitis Clinical Studies

Study	Milestone
Phase 2 SC Atopic Dermatitis	Initiated Q4 2021

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

Figure 20. SAC Phase 1 Trial Results

ACS Symptom (N=29)	Patient Assessed Median Change from Baseline to Weeks 21 to 22
Itching	-75%
Light Sensitivity	-57%
Eye Pain	-75%
Foreign Body Sensation	-80%
Watering Eyes	-76%

OSS Symptom (N=29)	Investigator Assessed Median Change from Baseline to Day 140
Itching	-67%
Redness	-67%
Tearing	-50%
Chemosis	-100%

Comorbid Condition	Patient Assessed Change in Median Global Severity from Baseline to Weeks 21 to 22
Asthma (N=9)	-72%
Atopic Dermatitis (N=11)	-65%
Rhinitis (N=11)	-69%

Indolent Systemic Mastocytosis

Disease Overview

Indolent systemic mastocytosis (“ISM”) is a rare disease characterized by the clonal proliferation and accumulation of mast cells in the bone marrow, respiratory and gastrointestinal tracts, and organs such as the skin, liver, spleen and brain. Common symptoms include pruritus, flushing, headache, cognitive impairment, fatigue, diarrhea, gastrointestinal cramps, hypotension and skin lesions, as well as an increased risk for osteoporosis and anaphylaxis, which in some cases can be life threatening. The symptoms of ISM are attributed to mast cell activation and the systemic release of mediators. Approximately 30,000 patients in the United States suffer from ISM. Lirentelimab has received orphan drug designation from the FDA and the European Medicines Agency (“EMA”) for the treatment of ISM.

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

In the multi-dose portion of the trial, 6 patients received six doses of 1.0 mg/kg of lirentelimab given monthly and 5 patients received 1.0 mg/kg for the first month and then monthly doses of 3.0 to 10 mg/kg of lirentelimab for the five months thereafter. Depletion of eosinophils was observed for all patients throughout the dosing period with lirentelimab. ISM symptoms and quality of life were assessed using the Mastocytosis Questionnaire (“MSQ”), an internally developed Patient Reported Outcome (“PRO”) instrument, the Mastocytosis Questionnaire (“MSQ”), as well as two published questionnaires, the Mastocytosis Activity and Symptom Severity questionnaire (“MAS”) and the Mastocytosis Quality of Life questionnaire (“MC-QoL”). The MSQ is a proprietary daily PRO Mastocytosis Questionnaire that we developed based on published guidance from the FDA on the development of PRO instruments and is expected to be used to help determine safety and efficacy in future clinical trials. The MSQ consists of nine symptom assessments, with each symptom being scored on a 0-10 scale with higher values representing greater symptom burden. Total score for the MSQ ranges from 0-90 points. For each PRO, baseline scores were collected over 14 to 28 days and compared to scores at Weeks 21 to 22, two weeks after the final dose of lirentelimab. PRO data obtained from patients in the multidose portion of the trial are presented in Figure 21. Consistent with the improvements reported in the single ascending dose study, lirentelimab produced clinically meaningful improvement in patient symptoms for multiple symptoms across all three PROs used in the study.

Figure 21. Patient Reported Outcomes from multi-dose portion of ISM trial

MSQ Symptom (N=8) [1]	Median Change from Baseline at Weeks 21 to 22
Itching	-56%
Hives	-38%
Flushing (#)	-46%
Abdominal Pain	-60%
Diarrhea	-49%
Headache	-50%
Fatigue	-47%
Difficulty Concentrating	-59%
Muscle Pain	-27%
Joint Pain	-26%

1
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

AK006 Preclinical Data

AK006 targets Siglec-6, an inhibitory receptor expressed selectively on mast cells. In preclinical studies, AK006, our humanized antibody to Siglec-6 reduces mast cell numbers and has been shown to have broader and deeper inhibition of mast cell activity than lirentelimab, including the ability to inhibit c-KIT activation. The increased inhibitory activity could give AK006 increased therapeutic activity while potentially avoiding toxicities associated with less selective mast cell targeting drugs.

AK006 induces potent mast cell inhibition in ex vivo human tissues

We developed an IgE-mediated mast cell activation assay in human tissue. In this assay, mast cells are activated via FceRI using an agonistic anti-FceRI antibody and mast cell activation is evaluated using CD63 expression by flow cytometry. CD63 is a activation marker found on mast cell granules and upon activation fuses with the plasma membrane making CD63 accessible to detection by flow cytometry. While AK002 showed potent mast cell inhibition, AK006 was able to provide deeper levels of inhibition.

Figure 22: IgE-mediated mast cell activation in human tissue

AK006 inhibits KIT-mediated mast cell activation in vivo

AK006 also has been show to inhibit KIT activation of mast cells in vivo. Administration of stem cell factor (SCF), a potent KIT activator, to Siglec-6 transgenic mice induces mast cell activation and inflammation. AK006 reduced KIT-mediated mast cell activation as assessed by CD63 expression compared to sham treated mice (mice that did not receive SCF). In addition, AK006 treated mice displayed reduced levels of inflammatory mediators (TNF and IL-6) compared to isotype control mice.

Figure 23: KIT-mediated mast cell activation and inflammation in Siglec-6 transgenic mice

AK006 reduces mast cells in ex vivo human tissue

In human tissue processed into single cell suspensions and cultured overnight with or without human macrophages activated with IFNg, AK006 significantly reduced human tissue mast cells in the presence of activated macrophages relative to an isotype control mAb (“ISO”). In contrast, AK002 does not reduce mast cells in the presence or absence of activated macrophages, suggesting AK006 has unique activity that reduces mast cells in the presence of activated effector cells, such as macrophages.

Figure 24: Mast cell numbers in ex vivo cultured human tissue

The above data suggests that AK006 selectively targets mast cells and has the potential to induce broad inhibition of mast cell activation and reduce mast cell numbers. This profile could give AK006 increased therapeutic activity while potentially avoiding toxicities associated with less selective mast cell targeting drugs.

We plan to begin human studies with AK006 in the first half of 2023.

Other Pipeline Programs

We are developing additional antibodies targeting novel inhibitory receptors expressed on key disease-driving immune cells. These antibodies have demonstrated in vitro and in vivo activity in murine models and are being evaluated for further development.

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
•
CU. Omalizumab (Roche and Novartis) is an FDA-approved drug for the treatment of CSU. We are not aware of any FDA-approved treatment options for cholinergic urticaria or symptomatic dermatographism. Companies conducting studies in chronic spontaneous urticaria include: Novartis

(ligelizumab), Roche / Genentech (fenebrutinib), Regeneron (dupilumab), Celldex (CDX-0159) and Third Harmonic (THB001).
•
AD. Dupilumab (Regeneron), tralokinumab (Leo Pharma), ruxolitinib (Incyte), abrocitinib (Pfizer) and upadacitinib (Abbvie) are FDA-approved drugs for the treatment of AD. Several companies, including but not limited to, Eli Lilly (baricitinib & lebrikizumab), Bristol Myers (branebrutinib), Sanofi (rilzabrutinib), Pfizer (etrasimod) and AstraZeneca (benralizumab) have or are conducting studies in this indication.
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

Our commercial potential could be reduced or eliminated if our competitors develop and commercialize products that are safer or more effective, have fewer or less severe adverse events, and are more convenient or less expensive than products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we can, which could result in our competitors establishing a strong market position before we are able to enter the market or could otherwise make our development more complicated.

Sales and Marketing

In light of our stage of development, we currently have limited marketing and sales capabilities. We hold worldwide commercialization rights to all of our product candidates. We intend to retain the rights to our compounds in key geographic markets for the time being, and plan to build our own focused, specialty sales force to commercialize approved products in the United States. We intend to build the necessary infrastructure and capabilities over time for the United States, and potentially other regions, following further advancement of our product candidates. Clinical data, the size of the addressable patient population, and the size of the commercial infrastructure and manufacturing needs may all influence or alter our commercialization plans. The responsibilities of the marketing and sales organization would include developing educational initiatives with respect to approved products and establishing relationships with researchers and practitioners in relevant fields of medicine.

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

We do not currently have the infrastructure or internal capability to manufacture our product candidates for use in clinical development and commercialization, and we currently have no plans to establish any manufacturing facilities. We rely, and expect to continue to rely, on third-party manufacturers for the production, packaging, labeling, storage, and distribution of our product candidates for pre-clinical testing and in compliance with cGMP requirements for clinical trials under our guidance. In the case of lirentelimab, to date we have relied on a single third-party manufacturer and we are currently in the process of developing alternative manufacturing capabilities. We expect to continue to rely on third-party manufacturers for the commercial supply of any of our product candidates if any of our product candidates obtain marketing approval. We have personnel with significant technical, manufacturing, analytical, quality, regulatory, cGMP and project management experience to oversee our third-party manufacturers and to manage manufacturing and quality data and information for regulatory compliance purposes.

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

Our royalty obligation with respect to each licensed product in a country extends until the later of the expiration of the last-to-expire patent licensed from JHU covering the licensed product in the country or the expiration of a specified number of years after the first commercial sale of any licensed product in any country. The last expiration date of patents licensed under the agreement was 2021 in all applicable countries, in the absence of any patent extensions that may be available for such patents

Non-Exclusive License Agreement with BioWa Inc. and Lonza Sales AG

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

U.S. Drug Development

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act (“FDCA”) and its implementing regulations, and biologics under the FDCA, the Public Health Service Act (“PHSA”) and their implementing regulations. Both drugs and biologics also are subject to other federal, state and local statutes and regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval may subject an applicant to administrative or judicial sanctions. These sanctions could include, among other actions, the FDA’s refusal to approve pending applications, withdrawal of an approval, a clinical hold, untitled or warning letters, product recalls or market withdrawals, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement and civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us.

Any future product candidates must be approved by the FDA through either a BLA or New Drug Application (“NDA”) process before they may be legally marketed in the United States. The process generally involves the following:

•
completion of extensive preclinical studies in accordance with applicable regulations, including nonclinical laboratory and animal tests that must be conducted in accordance with good laboratory practice (“GLP”), requirements;
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
•
submission to the FDA of an NDA or BLA and payment of user fees, if applicable;

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
•
satisfactory completion of FDA audit of the preclinical and/or clinical trial sites that generated the data in support of the NDA or BLA to assure compliance with GCPs and the integrity of the clinical data;
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

Preclinical Studies and IND

The preclinical development stage generally involves laboratory evaluation of drug chemistry, formulation and stability, as well as in vitro and animal studies to evaluate toxicity, assess potential safety and efficacy, assess the potential for adverse events, support subsequent clinical testing, and in some cases to establish a rationale for therapeutic use. The conduct of preclinical studies is subject to federal regulations and requirements, including GLP regulations for safety/toxicology studies. The sponsor must submit the results of the preclinical studies, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND. Some long-term preclinical testing, such as animal tests of reproductive adverse events and carcinogenicity, may continue after the IND is submitted. An IND is a request for authorization from the FDA to administer an investigational product to humans, and must become effective before human clinical trials may begin. An IND automatically becomes effective 30 days after receipt by the FDA, unless before that time, the FDA raises concerns or questions related to one or more proposed clinical trials and places the trial on clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. As a result, submission of an IND may not result in the FDA allowing clinical trials to commence.

Clinical Trials

The clinical stage of development involves the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with GCP requirements, which include the requirement that all research subjects provide their informed consent for their participation in any clinical trial. Investigators must also provide information to the clinical trial sponsors to allow the sponsors to disclose any financial interests and arrangements to the FDA that could affect the reliability or integrity of data submitted. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria and the parameters to be used to monitor subject safety and assess efficacy. Each protocol, and any subsequent amendments to the protocol, must be submitted to the FDA as part of the IND. Furthermore, each clinical trial must be reviewed and approved by an IRB for each institution at which the clinical trial will be conducted to ensure that the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the informed consent form that must be provided to each clinical trial subject or his or her legal representative, and must monitor the clinical trial until completed. There also are requirements governing the reporting of ongoing clinical trials and completed clinical trial results to public registries. The manufacture of investigational drugs for the conduct of human clinical trials is subject to cGMP requirements.

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

Clinical trials in the United States generally are conducted in three sequential phases, known as Phase 1, Phase 2 and Phase 3, and may be combined or overlap.

•
Phase 1 clinical trials generally involve a small number of healthy volunteers or disease-affected subjects who are initially exposed to a single dose and then multiple doses of the product candidate. The primary purpose of these clinical trials is to assess the metabolism, pharmacologic action, tolerability and safety of the drug.
•
Phase 2 clinical trials involve studies in disease-affected subjects to determine the dose required to produce the desired benefits. At the same time, safety and further PK and PD information is collected, possible adverse effects and safety risks are identified and a preliminary evaluation of efficacy is conducted.
•
Phase 3 clinical trials generally involve a large number of subjects at multiple sites and are designed to provide the data necessary to demonstrate the effectiveness of the product for its intended use, its safety in use and to establish the overall benefit/risk relationship of the product and provide an adequate basis for product labeling and approval. These trials may include comparisons with placebo and/or other comparator treatments. The duration of treatment is often extended to mimic the actual use of a product during marketing.

Post-approval trials, sometimes referred to as Phase 4 clinical trials, may be conducted after initial marketing approval. These trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, the FDA may mandate the performance of Phase 4 clinical trials as a condition of approval of an NDA or BLA. The results of Phase 4 trials may confirm the effectiveness of a product candidate and may provide important safety information.

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

Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, if at all. The FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug or biologic has been associated with unexpected serious harm to patients. Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board or committee. This group provides authorization for whether a trial may move forward at designated check points based on access to certain data from the trial. Concurrent with clinical trials, companies usually complete additional animal studies and also must develop additional information about the chemistry and physical characteristics of the drug or biologic as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product and, among other things, companies must develop methods for testing the identity, strength, quality and purity of the final product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that our product candidates do not undergo unacceptable deterioration over their shelf life. We may also be required to develop and implement additional clinical trial policies and procedures as a result of the COVID-19 pandemic. For example, FDA has issued guidance documents on protecting subjects from the COVID-19 virus and cGMP considerations for responding to COVID-19 infection in employees in product manufacturing.

NDA/BLA Review Process

Following completion of the preclinical testing and clinical trials, data are analyzed to assess whether the investigational product is safe and effective for the proposed indicated use or uses. The results of preclinical studies and clinical trials are then submitted to the FDA as part of an NDA or BLA, along with proposed labeling, chemistry and manufacturing information to ensure product quality and other relevant data. In short, the NDA or BLA is a request for approval to market the drug or biologic for one or more specified indications and must contain proof of safety and efficacy for a drug or safety, purity and potency for a biologic. The application may include both negative and ambiguous results of preclinical studies and clinical trials, as well as positive findings. Data may come from company-sponsored clinical trials intended to test the safety and efficacy of a product’s use or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and efficacy of the investigational product to the satisfaction of FDA. FDA approval of an NDA or BLA must be obtained before a drug or biologic may be marketed in the United States.

The submission of an NDA requires payment of a substantial user fee to the FDA, unless otherwise exempted, such as in the case of an NDA for a drug with orphan drug designation. Under the Prescription Drug User Fee Act (“PDUFA”), as amended, each NDA or BLA must be accompanied by a user fee. FDA adjusts the PDUFA user fees on an annual basis. According to the FDA’s fee schedule, for the FDA’s fiscal year 2022, the user fee for an application requiring clinical data, such as an NDA or BLA, is $3.12 million. PDUFA also imposes an annual program fee for human drugs and biologics of $0.3 million. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on NDAs or BLAs for products designated as orphan drugs, unless the product also includes a non-orphan indication.

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

If a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation or for a select indication or use within the rare disease or condition for which it was designated, the product generally will be receiving orphan drug exclusivity, which means that the FDA may not approve any other applications to market the same drug for the same indication for seven years from the date of such approval, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity by means of greater effectiveness, greater safety or providing a major contribution to patient care or in instances of drug supply issues. Competitors, however, may receive approval of either a different product for the same indication or the same product for a different indication but that could be used off-label in the orphan indication. Orphan drug exclusivity also could block the approval of one of our products for seven years if a competitor obtains approval before we do for the same product, as defined by the FDA, for the same indication we are seeking approval, or if a product candidate is determined to be contained within the scope of the competitor’s product for the same indication or disease. If one of our products designated as an orphan drug receives marketing approval for an indication broader than that which is designated, it may not be entitled to orphan drug exclusivity. Orphan drug status in the European Union has similar, but not identical, requirements and benefits.

Expedited Development and Review Programs

The FDA has various programs, including Fast Track designation, Breakthrough Therapy designation, accelerated approval and Priority Review designation, which are intended to expedite or facilitate the process for reviewing new drugs and biologics that meet certain criteria.

The purpose of these programs is to ensure that therapies for serious conditions are approved and available to patients as soon as it can be concluded that the therapies’ benefits justify their risks. Under the Fast Track program, the sponsor of a new drug candidate may request that FDA designate the drug candidate for a specific indication as a Fast Track drug concurrent with, or after, the IND submission for the drug candidate, but ideally no later than the pre-NDA meeting because many of the features of Fast Track designation will not apply after that time. To be eligible for a Fast Track designation, the FDA must determine, based on the request of a sponsor, that a product is intended to treat a serious or life-threatening disease or condition and nonclinical or clinical data demonstrate the potential to address an unmet medical need. The FDA will determine that a product has the potential to fill a medical need if it will provide a therapy where none exists or the condition is not adequately addressed by current available therapy. Fast Track designation provides additional opportunities for interaction with the FDA’s review team and rolling review of NDA components before the completed application is submitted. For rolling submission, the sponsor provides a schedule for the submission of the sections of the NDA, the FDA agrees to accept sections of the NDA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the NDA. However, the FDA’s time period goal for reviewing an application does not begin until the last section of the NDA is submitted. The FDA may decide to rescind the Fast Track designation if it determines that the qualifying criteria no longer apply, and a sponsor may also withdraw Fast Track designation if the designation is no longer supported by emerging data or the drug development program is no longer being pursued.

Any product submitted to the FDA for marketing, including under a fast-track program, may be eligible for other types of FDA programs intended to expedite development and review, such as priority review and accelerated approval. Any product is eligible for priority review if it treats a serious or life-threatening condition and, if approved, would provide a significant improvement in safety and effectiveness compared to available therapies. A sponsor may request Priority Review designation of an NDA for a drug that is intended to treat a serious condition at the time of the original NDA (or efficacy supplement) submission. FDA may assign a Priority Review designation if FDA determines that the product, if approved, would provide a significant improvement in safety or effectiveness or any supplement that proposes a labeling change pursuant to a report on a pediatric study. A Priority Review designation means that the goal for the FDA to review an application is six months, rather than the standard review of ten months under the Prescription Drug User Fee Act (“PDUFA”) goals. Under the current PDUFA performance goals, these six- and ten-month review periods are measured from the 60-day filing date rather than the receipt date for NDAs for new molecular entities (“NME”), which typically adds approximately two months to the timeline for review from the date of submission.

A product may also be eligible for accelerated approval, if it treats a serious or life-threatening condition and generally provides a meaningful advantage over available therapies. In addition, it must demonstrate an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality (“IMM”), that is reasonably likely to predict an effect on IMM irreversible morbidity or mortality or other clinical benefit(i.e., an intermediate clinical endpoint), taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require that a sponsor of a drug or biologic receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials. Failure to conduct required post approval studies or confirm a clinical benefit during post marketing studies may lead to the FDA withdrawing the drug from the market. All promotional materials for drug candidates approved under accelerated approval regulations are subject to prior review by the FDA. If the FDA concludes that a drug or biologic shown to be effective can be safely used only if distribution or use is restricted, it may require such post-marketing restrictions, as it deems necessary to assure safe use of the product.

Additionally, a drug or biologic may be eligible for designation as a Breakthrough Therapy if the product is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over currently approved therapies on one or more clinically significant endpoints. The benefits of Breakthrough Therapy designation include the same benefits as Fast Track designation, plus intensive guidance from the FDA to ensure an efficient drug development program, organizational commitment to the development and review of the product, including involvement of senior managers. Like Fast Track products, Breakthrough Therapy products are also eligible for rolling review of the NDA. A designation may be rescinded if a product candidate no longer meets the qualifying criteria for breakthrough therapy. A sponsor may also withdraw breakthrough therapy designation if the designation is no longer supported by the emerging data or the drug development program is no longer being pursued.

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

Human Capital

We believe we must attract, develop, motivate and retain exceptional employees to achieve our objectives. To accomplish this, we offer competitive compensation, promote diversity and inclusion, and focus on employee health, safety and well-being. Our board of directors engages regularly with management on human capital matters. As of December 31, 2021, we had 192 full-time employees, 132 of whom were engaged in research and development activities. None of our employees are represented by a labor union or covered under a collective bargaining agreement. We consider our relationship with our employees to be strong based on engagement scores, employee comments and modest turnover.

Due to the clinical study results released in December 2021, our Board of Directors approved in February 2022, and we began implementing, a reorganization plan (the “Reorganization Plan”) to reduce operating costs and better align our workforce with the new clinical development plans of our business. Under the Reorganization Plan, we are reducing our workforce by approximately 35%.

The management team and the Board of Directors and the Company consulted with outside compensation advisors to develop severance packages appropriate to the market conditions for similar situations and companies. At the time of departure from the Company, impacted employees are eligible to receive severance benefits and Company funded COBRA premiums. Additionally, the Company is providing job placement assistance and other services to help transitioning employees.

In addition, the Board of Directors approved, and management has implemented an employee retention program consisting of cash payments as well as grants of time-based RSUs and performance-based RSUs to the Company’s employees not impacted by the reduction in force. Refer to Note 12 “Subsequent Events” to our financial statements for additional information.

Company Culture and Employee Development

We continue to build a culture that is both high performing and personally rewarding. We do this by clearly establishing a set of values to guide each of us.. We also look for opportunities to recognize employees fostering the culture as a way to reinforce these behaviors. Recognition is a key component in ensuring employee contributions are both seen and appreciated. We have developed several employee recognition programs to support that goal.

We support the growth of our employees through educational programs that enhance technical skills as well as leadership capabilities. We have developed a course for leaders at all levels to hone their skills in key aspects of what teams in today’s environment need to thrive. The programs are conducted virtually so employees in all locations can participate equally. We have also developed an educational grant policy which supports employees in developing the skills relevant to their work at Allakos.

Health, Safety, and Wellness

The health, safety, and wellness of our employees is a priority in which we have always invested. These investments and the prioritization of employee health, safety, and wellness took on particular significance in 2020 and 2021 in light of COVID-19. We provide our employees and their families with access to a variety of innovative, flexible, and convenient health and wellness programs. Program benefits are intended to provide protection and security, so employees can have peace of mind concerning events that may require time away from work or that may impact their financial well-being. Additionally, we provide programs to help support employee physical and mental health by providing tools and resources to help them improve or maintain their health status, encourage engagement in healthy behaviors, and offer choices where possible so they are customized to meet their needs and the needs of their families.

In response to the COVID-19 pandemic, we implemented significant changes that we determined were in the best interest of our employees, as well as the communities in which we operate, in compliance with government regulations. This included having the vast majority of our employees work from home, while implementing additional safety measures for employees continuing to work on-site. To protect and support our essential team members, we have implemented health and safety measures that included providing personal protective equipment (PPE), instituting mandatory screening before accessing buildings and implementing protocols to address actual and suspected COVID-19 cases and potential exposure.

Compensation and Benefits

We provide compensation and benefits to help meet the needs of our employees. We benchmark our pay annually to ensure it is fair in comparison to local market conditions. In addition to base compensation, our employee programs include annual bonuses, stock incentive awards, an Employee Stock Purchase Plan, 401(k) matching, healthcare insurance benefits, health savings and flexible spending accounts, paid time off and family leave.

Ensuring fair and equitable pay is integral to our commitment to our employees. Our executive team and Board of Directors strongly support this commitment.

Facilities

Our corporate headquarters are currently located in Redwood City, California (the “Redwood City Lease”), where we lease 25,136 square feet of office, research and development and laboratory space. The Redwood City Lease will expire on April 30, 2022. On December 4, 2019, we entered into a lease agreement for approximately 98,000 square feet of office space to be constructed in San Carlos, California (the “San Carlos Lease”). These premises were delivered in November 2020, and we expect to move into this new headquarters in March 2022. The lease term will expire on October 31, 2031. Since commencement of the lease term, we have been responsible for monthly base rent payments of $5.75 per rentable square foot. We provided a security deposit in the form of a letter of credit in the amount of $1.5 million. This lease agreement includes an option to extend the term for an additional period of five years and provides us a right of first refusal for certain additional office space. We believe that these facilities will be adequate for our near-term needs. If required, we believe that suitable additional or alternative space would be available in the future on commercially reasonable terms.

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

We believe that we have substantial know-how and trade secrets relating to our technology and product candidates. Our patent portfolio as of February 15, 2022 contains eight issued and unexpired U.S. patents and seven pending U.S. utility patent applications that are solely owned or exclusively licensed by us and numerous foreign counterparts of these patents and patent applications.

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
•
We have no products approved for commercial sale and have not obtained marketing approvals, manufactured a commercial-scale product or conducted sales and marketing activities necessary for successful product commercialization. We may be unable to obtain U.S. or foreign regulatory approval and, as a result, unable to commercialize our product candidates.
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
•
The other factors discussed under “Risk Factors”.

Risks Related to Our Financial Position and Need for Additional Capital

We are engaged in clinical drug development and have a limited operating history and no products approved for commercial sale, which may make it difficult for you to evaluate our current business and predict our future success and viability.

We are a clinical stage biopharmaceutical company with a limited operating history. We were incorporated and commenced operations in 2012, have no products approved for commercial sale and have not generated any revenue. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, identifying and developing potential product candidates, conducting preclinical and clinical studies of our product candidates, including Phase 1 and Phase 2 clinical trials of lirentelimab, our lead compound. All of our product candidates currently under development, other than lirentelimab, are in preclinical development. We have not yet demonstrated our ability to successfully complete any pivotal clinical trials, obtain marketing approvals, complete large-scale drug manufacturing or arrange for a third-party to do so on our behalf or conduct sales and marketing activities. For example, in December 2021, we announced that both our ENIGMA study and our KRYPTOS study failed to meet their patient-reported symptomatic co-primary endpoints. As a result, it may be more difficult for you to accurately predict our future success or viability than it could be if we had a longer operating history.

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

We have incurred net losses in each reporting period since our inception, have not generated any revenue to date and have financed our operations principally through the sale and issuance of common stock and preferred stock. Our net losses were $269.9 million, $153.5 million and $85.4 million for the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, we had an accumulated deficit of $612.8 million. We have devoted substantially all of our resources and efforts to research and development. Our lead compound, lirentelimab, is in clinical development, and our other product candidates are in preclinical development. As a result, we expect that it will be several years, if ever, before we generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to develop and market additional potential products.

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

Our business depends entirely on the successful development and commercialization of our product candidates. Our ability to develop lirentelimab and any other product candidates remains uncertain. For example, in December 2021, we announced that both our ENIGMA study and our KRYPTOS study failed to meet their patient-reported symptomatic co-primary endpoints. We currently generate no revenues from sales of any products. We have no products approved for commercial sale and do not anticipate generating any revenue from product sales until sometime after we have successfully completed clinical development and received marketing approval for the commercial sale of a product candidate, if ever. Our ability to generate revenue and achieve profitability depends significantly on our ability to achieve a number of objectives, including:

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

As of December 31, 2021, we had $424.2 million in cash, cash equivalents and investments in marketable securities, which includes proceeds from our July 2018 initial public offering and concurrent private placement that we completed on July 23, 2018 and from our subsequent follow-on offerings in August 2019 and November 2020, after deducting underwriting discounts and commissions. We believe that our existing cash, cash equivalents and investments in marketable securities will enable us to fund our operating expenses and capital expenditure requirements through at least the next 12 months. Our estimate as to how long we expect our existing cash, cash equivalents and investments in marketable securities to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

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

COVID-19 may have an adverse impact on our operations, supply chains and distribution systems or those of our contractors, and increase our expenses, including as a result of impacts associated with preventive and precautionary measures that are being taken, such as restrictions on travel, quarantine polices and social distancing. For example, the ability of our employees or those of our contractors to work has been and is likely to continue to be adversely affected. Moreover, we and our contractors have experienced and are likely to continue to experience disruptions in supply of items that are essential for our research and development activities, including, for example, raw materials and other consumables used in the manufacturing of our product candidates or medical and laboratory supplies used in our clinical trials or preclinical studies, in each case, for which there are or may be shortages because of ongoing efforts to address the outbreak. In particular, pursuant to the U.S. Defense Production Act, as amended (the “Defense Production Act”), the U.S. federal government may, among other things, require domestic industries to provide essential goods and services needed for the national defense, and they have begun to use the Defense Production Act in the context of COVID-19 to divert supplies and materials to vaccine producers. For example, one of our suppliers has informed us that, due to their obligation to prioritize other products or customers pursuant to the Defense Production Act, they are currently not able to fulfill our orders for certain materials previously ordered to be used in our manufacturing process. While this and similar delays in materials have not yet caused delays in our overall timeline for clinical trials or regulatory filings, it is quite possible that this or other such delays may occur in the future, whether as a result of actions taken pursuant to the Defense Production Act or general shortages of materials attributable to the global efforts to combat Covid-19, which could impact our proposed timeline for developing and commercializing lirentelimab and adversely impact our business, financial condition and results of operations.

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

Our future success is dependent on our ability to timely complete clinical trials and obtain marketing approval for, and then successfully commercialize lirentelimab, our lead compound, for one or more indications. Lirentelimab is in the clinical stages of development and we are investing the majority of our efforts and financial resources in the research and development of lirentelimab for multiple indications. Our ability to develop lirentelimab remains uncertain. For example, in December 2021, we announced that both our ENIGMA study and our KRYPTOS study failed to meet their patient-reported symptomatic co-primary endpoints. Lirentelimab will require additional clinical development, evaluation of clinical, preclinical and manufacturing activities, marketing approval from government regulators, substantial investment and significant marketing efforts before we generate any revenues from product sales. In addition, some of our future development plans for lirentelimab may be based on a post-hoc analysis of our ENIGMA and KRYPTOS trials. Post-hoc analyses are potentially unreliable, and are not, in and of themselves, the basis for approval of lirentelimab. We are not permitted to market or promote lirentelimab, or any other product candidates, before we receive marketing approval from the FDA and comparable foreign regulatory authorities, and we may never receive such marketing approvals.

The success of lirentelimab will depend on several factors, including the following:

•
initiation and timely completion of our clinical trials of lirentelimab;
•
successful and timely enrollment of appropriate patients for the indication(s) included in our current and future clinical trials;
•
potential variability of patient-reported measures and outcomes;
•
our ability to address any potential delays resulting from factors related to the COVID-19 pandemic;
•
obtaining positive data that support demonstration of efficacy, safety and tolerability profiles and durability of effect for our product candidates that are satisfactory to the FDA or any comparable foreign regulatory authority for marketing approval;
•
timely receipt of marketing approvals for lirentelimab from applicable regulatory authorities;
•
the extent of any required post-marketing approval commitments to applicable regulatory authorities;
•
the maintenance of existing or the establishment of new supply arrangements with third-party drug product suppliers and manufacturers for clinical development and, if approved, commercialization of our product candidates;
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
•
establishing sales, marketing and distribution capabilities and the successful launch of commercial sales of our product candidates if and when approved for marketing, whether alone or in collaboration with others;
•
a continued acceptable safety profile following any marketing approval;
•
commercial acceptance by patients, the medical community and third-party payors; and
•
our ability to compete with other therapies.

We do not have complete control over many of these factors, including certain aspects of clinical development and the regulatory submission process, potential threats to our intellectual property rights and the manufacturing, marketing, distribution and sales efforts of any future collaborator. If we are not successful with respect to one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize any product candidates from our lead programs, which would materially harm our business. If we do not receive marketing approvals for such product candidates, we may not be able to continue our operations.

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

The clinical trials of our product candidates may not adequately demonstrate safety and efficacy to the satisfaction of regulatory authorities or otherwise produce positive results, which would prevent or delay development, regulatory approval and commercialization.

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in each target indication. Clinical testing is expensive, difficult to design and implement, can take many years to complete and its ultimate outcome is uncertain. A failure of one or more clinical trials can occur at any stage of the process. The outcome of preclinical studies and early-stage clinical trials may not be predictive of the success of later clinical trials. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their drugs. Our product candidates are in an early stage of development, and there is a high risk of failure and we may never succeed in developing marketable products

We do not know whether our future clinical trials will begin on time or enroll patients on time, or whether our ongoing and/or future clinical trials will be completed on schedule or at all. Clinical trials can be delayed for a variety of reasons, including delays related to:

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
•
successful and timely enrollment of appropriate patients for the indication(s) included in our current and future clinical trials;
•
potential variability of patient-reported measures and outcomes;
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

If any product candidate is approved but does not achieve an adequate level of acceptance by physicians, hospitals, healthcare payors and patients, we may not generate or derive sufficient revenue from that product candidate and our financial results could be harmed. Lirentelimab was administered intravenously in our lead Phase 3 and Phase 2/3 studies and we additionally plan to administer lirentelimab subcutaneously in future studies. Intravenous and subcutaneous drugs are less convenient for patients than some other methods of administration, such as an orally delivered drug.

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

At December 31, 2021, we had 192 full-time employees, including 132 employees engaged in research and development. In order to successfully implement our development and commercialization plans and strategies, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Our future financial performance and our ability to successfully develop and, if approved, commercialize lirentelimab and any other future product candidates will depend, in part, on our ability to effectively manage any future growth, and our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities. In addition, if we reduce our workforce, as we did in early 2022, in order to reduce operating costs or for other reasons, the rate and success at which we can discover, develop and commercialize our product candidates may be limited and the potential for successfully growing our business may be harmed.

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

Because patent applications in the United States and most other countries are confidential for a period of time after filing, and some remain so until issued, we cannot be certain that we or our current and future licensors were the first to file any patent application related to a product candidate. Furthermore, if third-parties have filed such patent applications on or before March 15, 2013, an interference proceeding in the United States can be initiated by such third-parties to determine who was the first to invent any of the subject matter covered by the patent claims of our applications. If third-parties have filed such applications after March 15, 2013, a derivation proceeding in the United States can be initiated by such third-parties to determine whether our invention was derived from theirs. Even where we have a valid and enforceable patent, we may not be able to exclude others from practicing our invention where the other party can show that they used the invention in commerce before our filing date or the other party benefits from a compulsory license. In addition, patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. filing date. Various extensions may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering our product candidates are obtained, once the patent life has expired for a product, we may be open to competition from competitive medications, including biosimilar or generic medications. For example, one of our owned patent families that claims one of the product candidates will expire in 2035 in the United States and similar patent applications are pending in foreign jurisdictions with a projected expiration date in 2034, at which time the underlying technology covered by such patents can be used by any third-party, including competitors. Although the patent term extensions under the Hatch-Waxman Act in the United States may be available to extend the patent term, we cannot provide any assurances that any such patent term extension will be obtained and, if so, for how long.

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

We do not currently have the infrastructure or internal capability to manufacture supplies of our product candidates for use in development and commercialization. We rely, and expect to continue to rely, on third-party manufacturers for the production of our product candidates for preclinical studies and clinical trials under the guidance of members of our organization. In the case of lirentelimab, we have previously relied on a single third-party manufacturer and we are currently in the process of developing alternative manufacturing capabilities. If we were to experience an unexpected loss of supply of lirentelimab, or any of our other product candidates, for any reason, whether as a result of manufacturing, supply or storage issues or otherwise, including issues related to the COVID-19 global pandemic, we could experience delays, disruptions, suspensions or terminations of, or be required to restart or repeat, any pending or ongoing clinical trials.

We expect to continue to rely on third-party manufacturers for the commercial supply of any of our product candidates for which we may obtain marketing approval. We may be unable to maintain required agreements with third-party manufacturers or to do so on acceptable terms. Reliance on third-party manufacturers entails additional risks, including:

•
the possible failure of the third-party to manufacture our product candidate according to our schedule and scale, or at all, including if our third-party contractors give greater priority to the supply of other products over our product candidates or otherwise do not satisfactorily perform according to the terms of the agreements between us and them;
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

We do not have complete control over all aspects of the manufacturing process of, and are dependent on, our contract manufacturing partners for compliance with cGMP regulations for manufacturing both active drug substances and finished drug products. Third-party manufacturers may not be able to comply with cGMP regulations or similar regulatory requirements outside of the United States. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, they will not be able to secure and/or maintain marketing approval for their manufacturing facilities. In addition, we do not have control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain marketing approval for or market our product candidates, if approved. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or drugs, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our drugs and harm our business and results of operations.

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

Our third-party manufacturers are currently manufacturing lirentelimab at a scale that is sufficient for us to complete our planned clinical trials. However, we are in the process of increasing the batch scale to gain cost efficiencies. If our manufacturers are unable to scale-up the manufacturing of lirentelimab, we may not gain such cost efficiencies and may not realize the benefits that would typically be expected from further scale-up of manufacturing of lirentelimab.

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

Manufacturing biologics, especially in large quantities, is complex and may require the use of innovative technologies to handle living cells. Each lot of an approved biologic must undergo thorough testing for identity, strength, quality, purity and potency. Manufacturing biologics requires facilities specifically designed for and validated for this purpose, and sophisticated quality assurance and quality control procedures are necessary. Slight deviations anywhere in the manufacturing process, including filling, labeling, packaging, storage and shipping and quality control and testing, may result in lot failures, product recalls or spoilage. If our current manufacturing locations become unavailable at their anticipated capacities or the location of the manufacturing of lirentelimab or our other product candidates is changed for any reason, including for reasons related to the COVID-19 global pandemic, it could result in a delay or disruption to the manufacturing process or lead to difficulties that we did not experience at the original manufacturing locations. When changes are made to the manufacturing process, we may be required to provide preclinical and clinical data showing the comparable identity, strength, quality, purity or potency of the products before and after such changes. If microbial, viral or other contaminations are discovered at the facilities of our manufacturer, such facilities may need to be closed for an extended period of time to investigate and remedy the contamination, which could delay clinical trials and adversely harm our business. The use of biologically derived ingredients can also lead to allegations of harm, including infections or allergic reactions, or closure of product facilities due to possible contamination. If our manufacturers are unable to produce sufficient quantities for clinical trials or for commercialization as a result of these challenges, our development and commercialization efforts would be impaired, which would have an adverse effect on our business, financial condition, results of operations and growth prospects.

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

The trading price of our common stock has been, and is likely to continue to be, highly volatile and subject to wide fluctuations in response to various factors, some of which we cannot control. We priced our initial public offering at $18.00 per share on July 19, 2018, and our common stock reached a high of $112.87 per share during the fourth quarter of 2021. As of February 23, 2022, the closing price of our common stock was $5.44. The trading price of our common stock could be subject to wide fluctuations in response to various factors, which in addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K, include:

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

As of December 31, 2021, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 39.3% of our outstanding voting stock. As a result, this group of stockholders has the ability to significantly influence all matters requiring stockholder approval, including the election of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

As of December 31, 2021, we had gross U.S. federal and state net operating loss carryforwards of $715.5 million and $95.1 million, respectively. Federal net operating loss carryforwards of $653.6 million, which were generated after December 31, 2017, do not expire. The remaining $61.9 million of federal net operating loss carryforwards expire beginning in 2032. It is possible that we will not generate taxable income in time to use our net operating loss carryforwards before their expiration (if applicable) or at all. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage points change (by value) in the ownership of its equity over a rolling three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and certain other pre-change tax attributes to offset its post-change income and taxes may be limited. We may have experienced such ownership changes in the past, and we may experience ownership changes in the future as a result of shifts in our stock ownership, some of which are outside our control. Accordingly, our ability to utilize our net operating loss carryforwards and certain other tax attributes could be limited by an “ownership change” as described above, which could result in increased tax liability to our company.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters are currently located in Redwood City, California, where we lease 25,136 square feet of office, research and development and laboratory space pursuant to a lease agreement that expires on April 30, 2022.

On December 4, 2019, we entered into a lease agreement for approximately 98,000 square feet of office space to be constructed in San Carlos, California. These premises were delivered in November 2020, and we expect to move into this new headquarters in March 2022. The lease term will expire 123 months on October 31, 2031. This lease agreement includes an option to extend the term for an additional period of five years and provides us a right of first refusal for certain additional office space.

We believe that our facilities will be sufficient for our needs over the next twelve months. We may need additional space as we expand our business and believe that additional space when needed, will be available on commercially reasonable terms.

Item 3. Legal Proceedings.

From time to time, we may become involved in litigation or other legal proceedings. On March 10, 2020, a putative securities class action complaint captioned Kim v. Allakos et al., No. 20-cv-01720 (N.D. Cal.) was filed in the United States District Court for the Northern District of California against us, our Chief Executive Officer, Dr. Robert Alexander, and our former Chief Financial Officer, Mr. Leo Redmond. The complaint asserts claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and seeks damages based on alleged material misrepresentations and omissions concerning its Phase 2 clinical trials of lirentelimab. The proposed class period is August 5, 2019, through December 17, 2019, inclusive. On August 28, 2020, the plaintiff filed an amended complaint, adding as defendants Dr. Adam Tomasi, our President, Chief Operating Officer and then Chief Financial Officer, and Dr. Henrik Rasmussen, our then Chief Medical Officer. Defendants filed a motion to dismiss the lawsuit in November 2020, which is fully briefed and pending a decision from the Court. Given the early stage of this litigation matter, we cannot reasonably estimate a potential future loss or a range of potential future losses and have not recorded a contingent liability accrual as of December 31, 2021.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock has been listed on the NASDAQ Global Select Market under the symbol “ALLK”.

Holders of Common Stock

As of February 23, 2022, there were 20 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our common stock represented by these record holders.

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

The following graph compares the cumulative total return to stockholder return on our common stock relative to the cumulative total returns of the NASDAQ Composite Index and the NASDAQ Biotechnology Index. An investment of $100 is assumed to have been made in our common stock and each index on July 19, 2018 (the first day of trading of our common stock) and its relative performance is tracked through December 31, 2021. Pursuant to applicable Securities and Exchange Commission rules, all values assume reinvestment of the full amount of all dividends, however no dividends have been declared on our common stock to date. The stockholder returns shown on the graph below are based on historical results and are not indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

COMPARISON OF CUMULATIVE TOTAL RETURN

among Allakos Inc., the NASDAQ Composite Index

and the NASDAQ Biotechnology Index

	7/19/2018	9/30/2018	12/31/2018	3/31/2019	6/30/2019	9/30/2019	12/31/2019	3/31/2020	6/30/2020	9/30/2020	12/31/2020	3/31/20201	6/30/2021	9/30/2021	12/31/2021
Allakos Inc.	$100.00	$143.97	$167.26	$129.60	$138.66	$251.62	$305.15	$142.37	$229.95	$260.64	$448.00	$367.30	$273.18	$338.78	$31.33
NASDAQ Composite	100.00	103.06	85.24	99.56	103.42	103.60	116.51	100.26	131.28	146.03	168.85	173.84	190.66	190.23	206.30
NASDAQ Biotechnology	100.00	103.09	81.92	94.65	92.52	84.54	102.49	91.96	116.70	115.74	129.57	128.86	140.65	139.14	129.60

Recent Sales of Unregistered Securities

Not applicable

Use of Proceeds from Registered Securities

Not applicable

Issuer Purchases of Equity Securities

Not applicable

Item 6. [Reserved]

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

•
our financial performance;
•
the sufficiency of our existing cash, cash equivalents and marketable securities to fund our future operating expenses and capital expenditure requirements; and
•
our anticipated uses of our existing cash, cash equivalents and investments in marketable securities.

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

Our discussion and analysis below are focused on our financial results and liquidity and capital resources for the years ended December 31, 2021 and 2020, including year-over-year comparisons of our financial performance and condition for these years. Discussion and analysis of the year ended December 31, 2019 specifically, as well as the year-over-year comparison of our financial performance and condition for the years ended December 31, 2020 and 2019, are located in Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 1, 2021.

Overview

We are a clinical stage biotechnology company developing therapeutics which target immunomodulatory receptors present on immune effector cells involved in allergy, inflammatory and proliferative diseases. Our most advanced antibodies are lirentelimab (AK002) and AK006. Lirentelimab targets Siglec-8, an inhibitory receptor expressed selectively on eosinophils and mast cells. Lirentelimab has been studied in a number of human clinical studies and has shown the ability to deplete eosinophils inhibit mast cell activation, and improve patient reported symptoms. We are developing lirentelimab for the treatment of eosinophilic gastritis/eosinophilic duodenitis, eosinophilic esophagitis, atopic dermatitis, chronic spontaneous urticaria and potentially additional indications. AK006 targets Siglec-6, an inhibitory receptor selectively expressed on mast cells. AK006 appears to have the potential to provide deeper mast cell inhibition than lirentelimab and, in addition to its inhibitory activity, reduce mast cell numbers. We plan to begin human studies with AK006 in the first half of 2023.

Lirentelimab selectively targets both mast cells and eosinophils, two types of white blood cells that are widely distributed in the body and play a central role in the inflammatory response. Inappropriately activated mast cells and eosinophils have been identified as key drivers in a number of severe diseases affecting the gastrointestinal tract, eyes, skin, lungs and other organs. Our initial focus is on eosinophilic gastrointestinal diseases which include eosinophilic esophagitis (“EoE”), eosinophilic gastritis (“EG”) as well as eosinophilic duodenitis (“EoD”) which has also been referred to as eosinophilic gastroenteritis. In addition, lirentelimab is being tested in atopic dermatitis and chronic spontaneous urticaria and has the potential to treat a number of other severe diseases. To date, lirentelimab completed a randomized, double-blind, placebo-controlled Phase 2 study (ENIGMA 1) and Phase 3 study (ENIGMA 2) in patients with EG and/or EoD, a Phase 2/3 study in patients with EoE (KRYPTOS), as well as proof of concept studies in chronic spontaneous urticaria, severe allergic conjunctivitis, and indolent systemic mastocytosis. Lirentelimab has received orphan disease status for EG, EoD, and EoE from the U.S. Food and Drug Administration (the “FDA”).

The Phase 2 EG and/or EoD study with lirentelimab (ENIGMA 1) met all prespecified primary and secondary endpoints when compared to placebo and results were published in The New England Journal of Medicine. Additionally, patients in the ENIGMA 1 study with co-morbid EoE showed histologic and symptomatic improvement when treated with lirentelimab compared to placebo. More recently, topline data from Phase 3 ENIGMA 2 and Phase 2/3 KRYPTOS studies of lirentelimab were announced in the fourth quarter of 2021. The ENIGMA 2 study met the histologic co-primary endpoint but missed the symptomatic co-primary endpoint when compared to placebo. Similarly, the KRYPTOS study met the histologic co-primary endpoint but missed the symptomatic co-primary endpoint when compared to placebo. Upon full analysis, we believe that the trials missed their symptomatic co-primary endpoints due to the inclusion of mild patients and/or patients who had not failed standard of care. In the more severe populations, clear signs of efficacy were observed in both EG/EoD and EoE patients. Based on these findings, we plan to conduct additional studies with lirentelimab in these indications after discussions with the FDA

Despite the knowledge that mast cells and eosinophils drive many pathological conditions, there are no approved therapies that selectively target both mast cells and eosinophils. Lirentelimab binds to Siglec-8, an inhibitory receptor found on mast cells and eosinophils, which represents a novel mechanism to selectively inhibit or deplete these important immune cells and thereby potentially resolve inflammation. We believe lirentelimab is the only Siglec-8 targeting antibody currently in clinical development.

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

To date, we have not had any products approved for sale and have not generated any revenue nor been profitable. Further, we do not expect to generate revenue from product sales until such time, if ever, that we are able to successfully complete the development and obtain marketing approval for one of our product candidates. We will continue to require additional capital to develop our product candidates and fund operations for the foreseeable future. We have incurred significant operating losses to date and expect to incur significant operating losses for the foreseeable future. Our net losses were $269.9 million and $153.5 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $612.8 million.

In February 2022, we began implementing a reorganization plan (the “Reorganization Plan”) to reduce operating costs, contractual commitments and better align our workforce with the clinical development plans of our business. As a result, we entered into the Termination Agreement with Lonza and reduced our workforce by approximately 35%. While this will result in increased near-term costs, primarily in the first and second quarters of 2022, we believe that the Reorganization Plan will reduce our overall spending in subsequent quarters subject to periodic fluctuations caused by the timing of ongoing manufacturing development efforts. Refer to Note 12 “Subsequent Events” of our financial statements for additional information.

As of December 31, 2021, we had cash, cash equivalents and marketable securities of $424.2 million, which we believe will be sufficient to fund our planned operations for at least the next 12 months from the issuance of our financial statements.

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

We did not incur any milestone expense for the year ended December 31, 2021. We incurred $3.4 million of milestone expense for the year ended December 31, 2020 related to development milestones associated with the first patient dosed in our Phase 3 study with lirentelimab. Milestone payments are not creditable against royalties. As of December 31, 2021, we have not incurred any royalty liabilities related to our license agreements, as product sales have not yet commenced.

Exclusive License Agreement with The Johns Hopkins University

In December 2013, we entered into a license agreement with JHU for a worldwide exclusive license to develop, use, manufacture and commercialize covered product candidates including lirentelimab, which was amended in September 2016. Under the terms of the agreement, we have made upfront and milestone payments of $0.7 million through December 31, 2021 and we may be required to make aggregate additional milestone payments of up to $1.8 million. We also issued 88,887 shares of common stock as consideration under the JHU license agreement. In addition to milestone payments, we are also subject to low single-digit royalties to JHU based on future net sales of each licensed therapeutic product candidate by us and our affiliates and sublicensees, with up to a low six-digit dollar minimum annual royalty payment.

Non-exclusive License Agreement with BioWa Inc. and Lonza Sales AG

In October 2013, we entered into a tripartite agreement with BioWa and Lonza for the non-exclusive worldwide license to develop and commercialize product candidates including lirentelimab that are manufactured using a technology jointly developed and owned by BioWa and Lonza. Under the terms of the agreement, we have made milestone payments of $3.4 million through December 31, 2021 and we may be required to make aggregate additional milestone payments of up to $38.0 million. In addition to milestone payments, we are also subject to minimum annual commercial license fees of $40,000 per year to BioWa until such time as BioWa receives royalty payments, as well as low single-digit royalties to BioWa and to Lonza. Royalties are based on future net sales by us and our affiliates and sublicensees.

Results of Operations

The following table summarizes our results of operations for the periods indicated (in thousands):

	Year Ended December 31,
	2021	2020	2019
Operating expenses
Research and development	$196,328	$105,533	$61,858
General and administrative	75,147	51,524	29,560
Total operating expenses	271,475	157,057	91,418
Loss from operations	(271,475)	(157,057)	(91,418)
Interest income	377	4,313	6,201
Other income (expense), net	1,238	(736)	(155)
Net loss	(269,860)	(153,480)	(85,372)
Unrealized gain (loss) on marketable securities	(161)	(129)	152
Comprehensive loss	$(270,021)	$(153,609)	$(85,220)

Comparison of the Years Ended December 31, 2021 and 2020

Research and Development Expenses

Research and development expenses consist primarily of discovery, development and manufacturing of our non-commercial products, clinical trial costs (including payments to contract research organizations, or “CROs”), salaries and other personnel costs, preclinical study fees, research supply costs, facility and equipment costs and allocations of facilities and other overhead costs. Amounts incurred in connection with license agreements, including milestone payments, are also included in research and development expense.

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

The following table summarizes our research and development expenses for the periods indicated (in thousands):

	Year Ended December 31,
	2021	2020	2019
Lirentelimab contract research and development costs	$117,621	$55,322	$30,806
Consulting and personnel-related costs	60,974	37,560	23,967
Other unallocated research and development costs	17,733	12,651	7,085
Total	$196,328	$105,533	$61,858

Research and development expenses were $196.3 million for the year ended December 31, 2021 compared to $105.5 million for the year ended December 31, 2020, an increase of $90.8 million. The period-over-period increase in research and development expenses is primarily driven by an additional $62.3 million of lirentelimab contract research and development costs as a result of increased spending to support the manufacturing of lirentelimab and additional clinical trials costs, $23.4 million of consulting and personnel-related costs primarily associated with increased headcount and includes $8.3 million of increased stock-based compensation expense, and $5.1 million increase in other unallocated research and development costs primarily related to increased facilities and overhead costs.

We anticipate that our research and development expenses will increase significantly during the first and second quarters of 2022 due to the Termination Agreement with Lonza as well as employment severance and retention related costs associated with the Reorganization Plan. We believe that the Reorganization Plan will reduce our overall spending, excluding stock-based compensation, in subsequent quarters subject to periodic fluctuations caused by the timing of ongoing manufacturing development efforts.

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

General and administrative expenses were $75.1 million for the year ended December 31, 2021 compared to $51.5 million for the year ended December 31, 2020, an increase of $23.6 million. The period-over-period increase in general and administrative expenses was primarily attributable to an increase of $16.2 million in increased personnel-related costs due to increased headcount and includes an increase of $9.1 million in stock-based compensation expense. Other period-over-period changes included increases to G&A outside spend of $4.0 million related to legal costs, accounting and financial service costs, and costs incurred by our early commercial development efforts. Finally, we incurred incremental facilities and other administrative costs of $3.4 million not otherwise allocated to research and development expenses.

We anticipate that our general and administrative expenses will increase during the first quarter of 2022 due to the employment severance and retention related costs associated with the Reorganization Plan. We believe that the Reorganization Plan will reduce our overall spending, excluding stock-based compensation, in subsequent quarters. Additionally, we expect to continue to incur costs associated with continuing to operate as a public company, including expenses related to maintaining compliance with the rules and regulations of the SEC, and those of any national securities exchange on which our securities are traded, additional insurance premiums, information technology and facility activities, and other ancillary administrative and professional services.

Interest Income

Interest income was $0.4 million for the year ended December 31, 2021 compared to $4.3 million for the year ended December 31, 2020, a decrease of $3.9 million. The year-over-year decrease is primarily attributable to lower interest rates and lower investment balances held during the current year.

Other Income (Expense), Net

Other income (expense), net, for the year ended December 31, 2021 reflected a gain of $1.2 million compared to a loss of $0.7 million for the year ended December 31, 2020. Other income (expense), net, for the year ended December 31, 2021 included a $1.9 million gain as a result of the lease modification entered into in November 2021 which was partially offset by fluctuations in foreign currency rates.

Liquidity and Capital Resources

Sources of Liquidity

As of December 31, 2021, we had cash, cash equivalents and marketable securities of $424.2 million. Based on our existing business plan, we believe that our current cash, cash equivalents and marketable securities will be sufficient to fund our anticipated level of operations through at least the next 12 months from the issuance of our financial statements.

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

“At-the-Market” Equity Offering

On May 10, 2021, we entered into a Sales Agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”). Pursuant to the terms of the Sales Agreement, we had the ability to sell, from time to time up to an aggregate of $400.0 million of our common stock through an “at-the-market” offering as defined in Rule 415 under the Securities Act of 1933, as amended. We agreed to pay Cowen a commission equal to 3.0% of the gross proceeds from the sale of shares of our common stock under the Sales Agreement and reimburse up to $60,000 of legal expenses incurred by Cowen.

We were not obligated to make any sales of shares of our common stock under the Sales Agreement. As of December 31, 2021, no shares of our common stock were sold under this Sales Agreement. The Sales Agreement was terminated effective February 24, 2022.

Summary Cash Flows

The following table summarizes the primary sources and uses of our cash, cash equivalents, and restricted cash for the periods indicated (in thousands):

	Year Ended December 31,
	2021	2020	2019
Net cash used in operating activities	$(207,853)	$(113,924)	$(63,012)
Net cash provided by (used in) investing activities	143,238	3,897	(311,971)
Net cash provided by financing activities	10,260	278,837	381,163
Net increase (decrease) in cash, cash equivalents and restricted cash	$(54,355)	$168,810	$6,180

Comparison of the Years Ended December 31, 2021 and 2020

Cash Used in Operating Activities

Net cash used in operating activities was $207.9 million for the year ended December 31, 2021, which was primarily attributable to our net loss of $269.9 million adjusted for net noncash charges of $57.3 million and net changes in operating assets and liabilities of $4.7 million. Noncash charges included $50.8 million in stock-based compensation expense, $3.4 million in net amortization of premiums and discounts on marketable securities, $2.3 million in depreciation and amortization expense, $2.6 million in noncash lease expense and $1.9 million in gains from a lease modification.

Net cash used in operating activities was $113.9 million for the year ended December 31, 2020, which was primarily attributable to our net loss of $153.5 million adjusted for net noncash charges of $1.4 million and net changes in operating assets and liabilities of $38.2 million. Noncash charges included $33.4 million in stock-based compensation expense, $2.4 million in net amortization of premiums and discounts on marketable securities, $1.5 million in depreciation and amortization expense and $0.9 million in amortization of right-of-use asset.

Cash Used in Investing Activities

Net cash provided by investing activities was $143.2 million for the year ended December 31, 2021, which consisted of $564.0 million in proceeds from maturities of marketable securities, partially offset by $387.5 million for the purchases of marketable securities and $33.2 million for the purchases of property and equipment.

Net cash provided by investing activities was $3.9 million for the year ended December 31, 2020, which consisted of $546.8 million in proceeds from maturities of marketable securities, partially offset by $542.3 million for the purchases of marketable securities and $0.6 million for the purchases of property and equipment.

Cash Provided by Financing Activities

Net cash provided by financing activities was $10.3 million for the year ended December 31, 2021, which consisted primarily of $8.5 million in proceeds received from employees for the exercise of stock options and $1.8 million in proceeds from the issuance of common stock under the 2018 ESPP.

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
•
the scope and costs of manufacturing activities;
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

If we are unable to raise additional funds when needed, we may be required to delay, reduce or terminate some or all of our development efforts. We may also be required to sell or license to others rights to our product candidates in certain territories or indications that we would prefer to develop and commercialize ourselves.

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

Contractual Obligations and Commitments

The following table outlines our contractual obligations and commitments at December 31, 2021 (in thousands) and does not incorporate any cancellations or termination agreements entered into subsequent to December 31, 2021:

	Payments Due by Period
		Less than	1-3	3-5	More than 5
	Total	1 Year	Years	Years	Years
Operating lease obligations (1)	$77,664	$7,445	$14,334	$15,208	$40,677
Purchase obligations (2)	284,826	161,787	123,039	—	—
Total	$362,490	$169,232	$137,373	$15,208	$40,677

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

Approximately $231.2 million of the $284.8 million total noncancellable purchase obligations as of December 31, 2021 related to manufacturing services agreements with Lonza AG or affiliates (such agreements, the “MSAs”). On February 14, 2022 (the “Effective Date”), we entered into a termination agreement (the “Termination Agreement”) with Lonza AG, Lonza Sales Ltd and Lonza Sales AG (collectively, “Lonza”) terminating such MSAs. Lonza will continue to provide certain services to us, including completion of cGMP batches already underway and other services to assist with the transition post-termination. The Termination Agreement provides that we shall pay approximately $136.1 million (126 million Swiss Francs) (the “Termination Amount”) to Lonza as a result of such termination, 95% of which is to be paid within 30 days after the Effective Date, and 5% of which is be paid within 30 days of the release of the remaining cGMP batches. If we fail to pay the first 95% of the Termination Amount to Lonza within 30 days of the Effective Date, Lonza may at its option give notice to us that the Termination Agreement is terminated. The Termination Agreement contains mutual releases by all parties thereto, for all claims known and unknown, relating and arising out of, or connected with, the MSAs and the subject matter(s) thereof, subject to certain exceptions.

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

As of December 31, 2021, our gross deferred tax assets were $203.5 million. Due to our lack of earnings history and uncertainties surrounding our ability to generate future taxable income, we have offset the total net deferred tax assets with a full valuation allowance. The deferred tax assets were primarily comprised of federal and state tax net operating losses, (“NOLs”), which may be limited by certain rules governing changes in ownership, as defined in Section 382 of the Internal Revenue Code of 1986, as amended. Similar rules may apply under state tax laws. Our ability to use our remaining NOLs may be further limited if we experience future ownership changes.

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

Item 8. Financial Statements and Supplementary Data.

ALLAKOS INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Allakos Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Allakos Inc. (the Company) as of December 31, 2021 and 2020, the related statements of operations and comprehensive loss, statements of stockholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 1, 2022 expressed an unqualified opinion thereon.

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

As discussed in Note 2, accrued research and development expenses are recorded for estimated unpaid costs of research and development activities conducted by the Company and its third-party service providers, which include the conduct of preclinical and clinical studies, and contract manufacturing activities. Accrued research and development expenses were $16.2 million as of December 31, 2021 and include the estimated costs of accrued clinical investigative sites expenses incurred but not yet invoiced under agreements with investigative clinical trial sites that conduct research and development activities on behalf of the Company (“Accrued Clinical Investigative Sites Expenses”). The accrual for these Accrued Clinical Investigative Site Expenses is determined after consideration of several factors, including estimates of services completed. Auditing these Accrued Clinical Investigative Sites Expenses was complex due to the required analysis of extensive data in determining the estimated unpaid expenses.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of relevant controls over the Company’s determination of Accrued Clinical Investigative Sites Expenses, including controls over the determination of significant assumptions and the completeness and accuracy of the data used in determining these accrued costs.

Our audit procedures included, among others, testing the accuracy and completeness of the inputs used in management’s analysis to determine costs incurred. We verified that the accrued amounts were in accordance the terms and conditions of the underlying agreements and the information provided by third-party service providers. We also evaluated management’s estimates of the progress of the clinical trials by making direct inquiries of the Company’s personnel that oversee the clinical trials.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2016.

Redwood City, California

March 1, 2022

ALLAKOS INC.

BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$152,822	$207,177
Investments in marketable securities	271,416	451,820
Prepaid expenses and other current assets	27,343	10,270
Total current assets	451,581	669,267
Property and equipment, net	43,100	8,345
Operating lease right-of-use assets	31,707	39,731
Other long-term assets	8,436	2,275
Total assets	$534,824	$719,618
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$13,692	$13,960
Accrued expenses and other current liabilities	26,557	8,490
Total current liabilities	40,249	22,450
Operating lease liabilities, net of current portion	49,099	42,773
Total liabilities	89,348	65,223
Commitments and contingencies (Notes 6 and 7)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 20,000 shares authorized as of December 31, 2021 and 2020; no shares issued and outstanding as of December 31, 2021 and 2020	—	—
Common stock, $0.001 par value per share; 200,000 shares authorized as of December 31, 2021 and 2020; 54,622 and 53,081 shares issued and outstanding as of December 31, 2021 and 2020, respectively	54	53
Additional paid-in capital	1,058,399	997,298
Accumulated other comprehensive gain (loss)	(153)	8
Accumulated deficit	(612,824)	(342,964)
Total stockholders’ equity	445,476	654,395
Total liabilities and stockholders’ equity	$534,824	$719,618

See accompanying notes to financial statements

ALLAKOS INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

	Year Ended December 31,
	2021	2020	2019
Operating expenses
Research and development	$196,328	$105,533	$61,858
General and administrative	75,147	51,524	29,560
Total operating expenses	271,475	157,057	91,418
Loss from operations	(271,475)	(157,057)	(91,418)
Interest income	377	4,313	6,201
Other income (expense), net	1,238	(736)	(155)
Net loss	(269,860)	(153,480)	(85,372)
Unrealized gain (loss) on marketable securities	(161)	(129)	152
Comprehensive loss	$(270,021)	$(153,609)	$(85,220)
Net loss per common share:
Basic and diluted	$(5.01)	$(3.10)	$(1.89)
Weighted-average number of common shares outstanding:
Basic and diluted	53,832	49,492	45,191

See accompanying notes to financial statements

ALLAKOS INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2018	42,117	$42	$288,079	$(15)	$(104,112)	$183,994
Stock-based compensation expense	—	—	15,764	—	—	15,764
Issuance of common stock upon exercise of stock options	1,250	1	2,447	—	—	2,448
Issuance of common stock upon 2018 ESPP purchase	74	—	1,190	—	—	1,190
Issuance of common stock upon follow-on offering, net of offering costs of $24,975	5,227	5	377,520	—	—	377,525
Vesting of restricted common stock	—	—	20	—	—	20
Unrealized gain on marketable securities, net of tax	—	—	—	152	—	152
Net loss	—	—	—	—	(85,372)	(85,372)
Balance as of December 31, 2019	48,668	$48	$685,020	$137	$(189,484)	$495,721
Stock-based compensation expense	—	—	33,446	—	—	33,446
Issuance of common stock upon exercise of stock options	700	1	5,695	—	—	5,696
Issuance of common stock upon 2018 ESPP purchase	70	—	1,454	—	—	1,454
Issuance of common stock upon follow-on offering, net of offering costs of $15,813	3,506	4	271,683	—	—	271,687
Issuance of common stock upon vesting of restricted stock units	137	—	—	—	—	—
Unrealized loss on marketable securities	—	—	—	(129)	—	(129)
Net loss	—	—	—	—	(153,480)	(153,480)
Balance as of December 31, 2020	53,081	$53	$997,298	$8	$(342,964)	$654,395
Stock-based compensation expense	—	—	50,842	—	—	50,842
Issuance of common stock upon exercise of stock options	1,227	1	8,491	—	—	8,492
Issuance of common stock upon 2018 ESPP purchase	29	—	1,768	—	—	1,768
Issuance of common stock upon vesting of restricted stock units	285	—	—	—	—	—
Unrealized loss on marketable securities	—	—	—	(161)	—	(161)
Net loss	—	—	—	—	(269,860)	(269,860)
Balance as of December 31, 2021	54,622	$54	$1,058,399	$(153)	$(612,824)	$445,476

See accompanying notes to financial statements

ALLAKOS INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities
Net loss	$(269,860)	$(153,480)	$(85,372)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	50,842	33,446	15,764
Net amortization of premiums and discounts on marketable securities	3,389	2,358	(2,664)
Depreciation and amortization	2,310	1,545	1,508
Noncash lease expense	2,570	794	275
Gain on lease modification	(1,873)	—	—
Loss on disposal of property and equipment	46	—	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(16,678)	(7,601)	463
Other long-term assets	(6,161)	—	(564)
Accounts payable	(232)	7,644	3,571
Accrued expenses and other current liabilities	13,594	900	4,077
Operating lease liabilities, net of current portion	14,200	470	(70)
Net cash used in operating activities	(207,853)	(113,924)	(63,012)
Cash flows from investing activities
Purchases of marketable securities	(387,541)	(542,273)	(541,701)
Proceeds from maturities of marketable securities	564,000	546,800	230,500
Purchases of property and equipment	(33,221)	(630)	(770)
Net cash provided by (used in) investing activities	143,238	3,897	(311,971)
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	—	271,687	377,525
Proceeds from exercise of stock options, net of repurchases	8,492	5,696	2,448
Proceeds from issuance of common stock under 2018 ESPP	1,768	1,454	1,190
Net cash provided by financing activities	10,260	278,837	381,163
Net increase (decrease) in cash, cash equivalents and restricted cash	(54,355)	168,810	6,180
Cash, cash equivalents and restricted cash, beginning of period	209,452	40,642	34,462
Cash, cash equivalents and restricted cash, end of period	$155,097	$209,452	$40,642
Supplemental disclosures
Right-of-use assets obtained in exchange for lease obligations	$200	$34,750	$6,050
Vesting of restricted common stock subject to repurchase	$—	$—	$20
Property and equipment purchased but unpaid	$3,890	$353	$—

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

Liquidity Matters

Since inception, the Company has incurred net losses and negative cash flows from operations. During the year ended December 31, 2021, the Company incurred a net loss of $269.9 million and used $207.9 million of cash in operations. As of December 31, 2021, the Company had an accumulated deficit of $612.8 million and does not expect to experience positive cash flows from operating activities in the foreseeable future. The Company has financed its operations to date primarily through the sale of common stock. Management expects to incur additional operating losses in the future as the Company continues to further develop, seek regulatory approval for and, if approved, commence commercialization of its product candidates.

Due to the clinical study results released in December 2021, our Board of Directors approved in February 2022 plans to reduce our contractual commitments with Lonza and a reorganization plan (the “Reorganization Plan”) to reduce operating costs and better align our workforce with the clinical development plans of our business. Refer to Note 12 “Subsequent Events” for additional information. The Company had $424.2 million of cash, cash equivalents and marketable securities at December 31, 2021.

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

Use of Estimates

Management uses significant judgment when making estimates related to common stock valuation and related stock-based compensation expense, accrued research and development expense, and lease related assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates under different assumptions or conditions, and those differences could be material to the financial position and results of operations.

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

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Company’s balance sheets and which, in aggregate, represent the amounts reported in the statements of cash flows (in thousands):

	December 31,
	2021	2020	2019
Cash and cash equivalents	$152,822	$207,177	$38,367
Restricted cash	2,275	2,275	2,275
Total	$155,097	$209,452	$40,642

Restricted cash at December 31, 2021 represents $2.3 million of security deposits for the lease of the Company’s facilities in Redwood City, California and San Carlos, California. Both security deposits are in the form of letters of credit secured by restricted cash. Restricted cash amounts are included within other long-term assets on the Company’s balance sheets.

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

Property and Equipment, Net

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Generally, the useful lives of laboratory equipment are five years, furniture and office equipment are three to five years, and leasehold improvements property and equipment are the shorter of the remaining lease term or the estimated life of the assets.

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

Patent Costs

The Company expenses patent application and related legal costs as incurred and classifies such costs as general and administrative expenses in the statements of operations and comprehensive loss.

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

The Company recognizes the stock-based compensation expense related to performance-based stock awards or performance-based RSUs ("PSUs") if the performance targets are deemed probable of being achieved. The vesting of PSUs requires that certain performance conditions are achieved during the performance period and is subject to the employee’s continued service requirements.

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

Comprehensive Loss

Comprehensive loss is defined as the change in stockholders’ equity during a period from transactions and other events and circumstances from non-owner sources. The difference between net loss and comprehensive loss for the years ended December 31, 2021, 2020 and 2019 are a result of unrealized gains and losses on the Company’s investments in marketable securities included in current assets on the balance sheets.

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

Basic and diluted net loss per share was calculated as follows (in thousands, except per share data):

	Year Ended December 31,
	2021	2020	2019
Numerator:
Net loss	$(269,860)	$(153,480)	$(85,372)
Denominator:
Weighted-average shares of common stock outstanding, basic and diluted	53,832	49,492	45,191
Net loss per share, basic and diluted	$(5.01)	$(3.10)	$(1.89)

The following table sets forth the potentially dilutive securities that have been excluded from the calculation of diluted net loss per share due to their anti-dilutive effect for the periods indicated (in thousands):

	Year Ended December 31,
	2021	2020	2019
Options to purchase common stock	5,530	6,616	7,148
Unvested restricted stock units	1,506	1,161	542
Unvested performance stock unit	113	—	—
Shares issuable under employee stock purchase plans	118	14	31
Total	7,267	7,791	7,721

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

3. Fair Value Measurements

The Company measures and reports certain financial instruments as assets and liabilities at fair value on a recurring basis. The Company’s financial assets measured at fair value on a recurring basis were as follows (in thousands):

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$150,781	$—	$—	$150,781
Total cash equivalents	150,781	—	—	150,781
Short-term marketable securities
U.S. treasuries	271,416	—	—	271,416
Total short-term marketable securities	271,416	—	—	271,416
Total cash equivalents and short-term marketable securities	$422,197	$—	$—	$422,197

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$205,408	$—	$—	$205,408
Total cash equivalents	205,408	—	—	205,408
Short-term marketable securities
U.S. treasuries	451,820	—	—	451,820
Total short-term marketable securities	451,820	—	—	451,820
Total cash equivalents and short-term marketable securities	$657,228	$—	$—	$657,228

The Company evaluates transfers between levels at the end of each reporting period. There were no transfers of assets or liabilities between levels during the years ended December 31, 2021 and 2020.

4. Marketable Securities

All marketable securities were considered available-for-sale at December 31, 2021 and 2020. The amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s marketable securities by major security type are summarized in the table below (in thousands):

	December 31, 2021
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale securities
U.S. treasuries classified as investments	$271,570	$2	$(156)	$271,416
Total	$271,570	$2	$(156)	$271,416

	December 31, 2020
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale securities
U.S. treasuries classified as investments	$451,812	$26	$(18)	$451,820
Total	$451,812	$26	$(18)	$451,820

The amortized cost of available-for-sale securities is adjusted for amortization of premiums and accretion of discounts to maturity. As of December 31, 2021 and 2020, the aggregate fair value of securities held by the Company in an unrealized loss position for less than twelve months was $241.4 million and $91.4 million, respectively. All of these securities had remaining maturities of less than one year. The Company has the intent and ability to hold such securities until recovery and has determined that there has been no material change to their credit risk. As a result, the Company determined it did not hold any investments with a credit loss at December 31, 2021 and 2020.

There were no material realized gains or losses recognized on the sale or maturity of available-for-sale securities during the years ended December 31, 2021, 2020 and 2019, and as a result, there were no material reclassifications out of accumulated other comprehensive gain (loss) for the same periods.

5. Balance Sheet Components and Supplemental Disclosures

Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	December 31,
	2021	2020
Laboratory equipment	$4,676	$4,236
Furniture and office equipment	1,947	1,784
Leasehold improvements	4,581	4,581
Construction-in-progress	37,704	1,325
	48,908	11,926
Less accumulated depreciation	(5,808)	(3,581)
Property and equipment, net	$43,100	$8,345

Depreciation and amortization expense for the years ended December 31, 2021, 2020 and 2019 was $2.3 million, $1.5 million and $1.5 million, respectively. The increase in construction-in-progress assets in 2021 primarily relate to tenant improvements at the Company’s new corporate headquarters and is expected to be completed and put into service during the first quarter of 2022.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2021	2020
Accrued contract research and development expense	$16,215	$4,697
Accrued compensation and benefits expense	3,172	3,214
Current portion of operating lease liabilities	2,316	492
Other current liabilities	4,854	87
Total	$26,557	$8,490

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

The 2018 Redwood City Lease includes monthly base rent amounts escalating over the term of the lease. In addition, the lessor provided for a tenant improvement allowance ("TIA") up to $1.4 million, which was fully utilized. The TIA was recorded as leasehold improvements, with offsetting adjustments recorded to the associated operating lease right of use asset included on the balance sheets as of December 31, 2021 and 2020.

In November 2021, the Company entered into a lease termination agreement (the “Termination Agreement”) with respect to the 2018 Redwood City Lease. Pursuant to the Termination Agreement, the 2018 Redwood City Lease will be terminated effective April 30, 2022. The Company accounted for this change in lease term as a modification of the original lease. As a result of the modification, the operating right-of-use asset and lease liability were remeasured. As of December 31, 2021, the remaining lease liability of $0.6 million was recognized on the balance sheet. There is no remaining right-of-use asset as of December 31, 2021. The Company recognized $1.9 million as gain on lease modifications in the fourth quarter of 2021, which is included in other income (expense), net on the statements of operations and comprehensive loss.

In connection with the early termination and upon satisfaction of certain conditions including the delivery of certain equipment and other assets related to the building, the landlord agreed to pay to the Company $1.1 million.

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

The 2019 San Carlos Lease includes monthly base rent amounts escalating over the term of the lease. In addition, the lessor provided for a TIA of up to $14.7 million, which is expected to be fully utilized and are recorded in lease obligations.

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

Classification of the Company’s operating lease liabilities included in the Company’s balance sheets at December 31, 2021 and 2020 was as follows (in thousands):

	December 31,
	2021	2020
Operating lease liabilities
Current portion included in accrued expenses and other current liabilities	$2,316	$492
Operating lease liabilities, net of current portion	49,099	42,773
Total operating lease liabilities	$51,415	$43,265

The components of lease costs, which are included in operating expenses in the Company’s statements of operations and comprehensive loss were as follows (in thousands):

	Year ended December 31,
	2021	2020
Operating lease costs	$6,676	$2,087
Variable costs	1,663	364
Total lease costs	$8,339	$2,451

Variable costs included in the table above represent amounts the Company pays related to property taxes, insurance, maintenance and repair costs.

Cash paid for amounts included in the measurement of the Company’s operating lease liabilities and presented within cash used in operating activities in the statements of cash flows was $1.7 million, $1.2 million and $0.5 million for the years ended December 31, 2021, 2020 and 2019.

Cash received for amounts related to tenant improvement allowances from lessors was $12.9 million, $0.2 million and $0 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Operating Lease Obligations

Future lease payments required under operating leases included on the Company’s balance sheet at December 31, 2021 are as follows (in thousands):

Fiscal Year Ending December 31,
2022	$7,445
2023	7,061
2024	7,273
2025	7,492
2026	7,716
Thereafter	40,677
Total future lease payments	77,664
Less:
Present value adjustment	25,276
Present value of future lease incentives	973
Operating lease liabilities	$51,415

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used its incremental borrowing rate based on the information available at the lease commencement date. As of December 31, 2021, the weighted-average remaining lease term of the Company’s leases was 9.8 years and the weighted-average discount rate used to determine the operating lease liabilities included on the balance sheet was 8.5%.

As of December 31, 2021, the Company has not been party to any lease agreements containing material residual value guarantees or material restrictive covenants.

7. Commitments and Contingencies

As of December 31, 2021, the Company had $284.8 million noncancelable purchase commitments under various master service agreements primarily relating to our contract development and manufacturing organizations (“CDMOs”). Refer to Note 12 “Subsequent Events” for additional details.

Additionally, we enter into contracts in the normal course of business with clinical contract research organizations (“CROs”), clinical investigative sites and other counterparties assisting with our preclinical studies and clinical trials. Such contracts are generally cancellable, with varying provisions regarding termination. In the event of a contract being terminated, we would only be obligated for services received as of the effective date of the termination, along with cancellation fees, as applicable.

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

The Company did not recognize any milestone expense for the years ended December 31, 2021 and 2019. The Company recognized $3.4 million of milestone expense for the year ended December 31, 2020 related to development milestones associated with the first patient dosed in the Company’s Phase 3 study with lirentelimab. Milestone payments are not creditable against royalties. As of December 31, 2021, the Company has not incurred any royalty liabilities related to its license agreements, as product sales have not yet commenced.

Exclusive License Agreement with The Johns Hopkins University

In December 2013, the Company entered into a license agreement with The Johns Hopkins University (“JHU”) for a worldwide exclusive license to develop, use, manufacture and commercialize covered product candidates including lirentelimab, which was amended in September 30, 2016. Under the terms of the agreement, the Company has made upfront and milestone payments of $0.7 million through December 31, 2021 and may be required to make aggregate additional milestone payments of up to $1.8 million. The Company also issued 88,887 shares of common stock as consideration under the JHU license agreement. In addition to milestone payments, the Company is also subject to single-digit royalties to JHU based on future net sales of each licensed therapeutic product candidate by the Company and its affiliates and sublicensees, with up to a low six-digit dollar minimum annual royalty payment.

Non-exclusive License Agreement with BioWa Inc. and Lonza Sales AG

In October 2013, the Company entered into a tripartite agreement with BioWa Inc. (“BioWa”), and Lonza Sales AG (“Lonza”), for the non-exclusive worldwide license to develop and commercialize product candidates including lirentelimab that are manufactured using a technology jointly developed and owned by BioWa and Lonza. Under the terms of the agreement, the Company has made milestone payments of $3.4 million through December 31, 2020 and may be required to make aggregate additional milestone payments of up to $38.0 million. In addition to milestone payments, the Company is also subject to minimum annual commercial license fees of $40,000 per year to BioWa until such time as BioWa receives royalty payments, as well as low single-digit royalties to BioWa and to Lonza. Royalties are based on future net sales by the Company and its affiliates and sublicensees.

Indemnification Agreements

The Company has entered into indemnification agreements with certain directors and officers that require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. To date, no such matters have arisen and the Company does not believe that the outcome of any claims under indemnification arrangements will have a material adverse effect on its financial positions, results of operations or cash flows. Accordingly, the Company has not recorded a liability related to such indemnifications at December 31, 2021.

Legal Contingencies

On March 10, 2020, a putative securities class action complaint captioned Kim v. Allakos et al., No. 20-cv-01720 (N.D. Cal.) was filed in the United States District Court for the Northern District of California against the Company, its Chief Executive Officer, Dr. Robert Alexander, and its former Chief Financial Officer, Mr. Leo Redmond. The complaint asserts claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and seeks damages based on alleged material misrepresentations and omissions concerning its Phase 2 clinical trials of lirentelimab. The proposed class period is August 5, 2019, through December 17, 2019, inclusive. On August 28, 2020, the plaintiff filed an amended complaint, adding as defendants Adam Tomasi, the Company’s President and Chief Operating Officer, and Henrik Rasmussen, the Company’s former Chief Medical Officer. Given the early stage of this litigation matter, the Company cannot reasonably estimate a potential future loss or a range of potential future losses, if any, and has not recorded a contingent liability accrual as of December 31, 2021.

8. Stockholders’ Equity

The Company’s amended and restated certificate of incorporation filed on July 23, 2018 authorizes the issuance of a total of 220,000,000 shares of stock. Of these shares, 200,000,000 are designated as common stock and 20,000,000 are designated as preferred stock.

Common Stock

There were 54,622,363 shares of common stock issued and outstanding at December 31, 2021. Common shares reserved for future issuance upon the exercise, issuance or conversion of the respective equity instruments are as follows (in thousands):

	December 31,
	2021	2020
Exercise of common stock options outstanding	5,530	6,616
Shares reserved for issuance under equity incentive plans	7,154	5,271
Vesting of restricted stock units	1,506	1,161
Shares reserved for issuance under employee stock purchase plans	1,766	1,265
Total	15,956	14,313

Common stockholders are entitled to dividends if and when declared by the Board of Directors subject to the prior rights of preferred stockholders. As of December 31, 2021, no dividends on common stock had been declared by the Board of Directors.

Preferred Stock

There were no shares of preferred stock issued and outstanding at December 31, 2021.

9. Stock-Based Compensation

Total stock-based compensation expense recognized is as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Research and development	$19,872	$11,583	$5,351
General and administrative	30,970	21,863	10,413
Total	$50,842	$33,446	$15,764

No income tax benefits for stock-based compensation expense have been recognized for the years ended December 31, 2021, 2020 and 2019 as a result of the Company’s full valuation allowance applied to net deferred tax assets and net operating loss carryforwards.

Equity Incentive Plans

In July 2018, the Board of Directors adopted the 2018 Equity Incentive Plan (the “2018 Plan”). The 2018 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units (“RSUs”), stock appreciation rights, performance-based awards ("PSUs") and other stock-based awards. The number of shares of common stock that may be issued under the 2018 Plan will automatically increase on each January 1, beginning with the fiscal year ending December 31, 2019, equal to the least of (i) 5,000,000 shares, (ii) 5% of the outstanding shares of common stock as of the last day of the preceding fiscal year and (iii) such other amount as the Board of Directors may determine. Stock options and RSUs granted under the 2018 Plan generally vest over four years and expire no more than 10 years from the date of grant.

Following the IPO and upon the effectiveness of the 2018 Plan, the Company’s 2012 Equity Incentive Plan, as amended, (the “2012 Plan”), terminated and no further awards will be granted thereunder. All outstanding awards under the 2012 Plan will continue to be governed by their existing terms. Any shares subject to awards granted under the 2012 Plan that, on or after the termination of the 2012 Plan, expire or terminate and shares previously issued pursuant to awards granted under the 2012 Plan that, on or after the termination of the 2012 Plan, are forfeited or repurchased by the Company will be transferred into the 2018 Plan. As of December 31, 2021, the maximum number of shares that may be added to the 2018 Plan pursuant to the preceding clause is 3,587,158 shares.

Prior to its termination, the 2012 Plan provided for the grant of stock options, stock appreciation rights, restricted stock and restricted stock units to employees, directors and consultants. Stock options granted under the 2012 Plan generally vest over four years and expire no more than 10 years from the date of grant.

As of December 31, 2021, the number of shares available for issuance under the 2018 Plan was 7,040,500.

Stock Options

Stock option activity under the 2018 Plan and the 2012 Plan during the year ended December 31, 2021 is summarized as follows (in thousands, except per share data):

		Weighted-	Weighted-
		Average	Average	Aggregate
	Options	Exercise	Remaining	Intrinsic
	Outstanding	Price	Years	Value
Balance at December 31, 2020	6,616	$15.53	7.1	$823,532
Authorized	—
Granted	375	$94.89
Exercised	(1,228)	$6.92
Forfeited	(233)	$46.54
Balance at December 31, 2021	5,530	$21.51	6.3	$25,750
Options exercisable	4,625	$13.12	5.9	$25,251
Options vested and expected to vest	5,514	$21.34	6.3	$25,749

The following weighted-average assumptions were used to calculate the fair value of stock options granted during the periods indicated:

	Year Ended December 31,
	2021	2020	2019
Risk-free interest rate	1.01%	0.50%	1.91%
Expected volatility	70.40%	70.78%	67.22%
Expected dividend yield	—	—	—
Expected term (in years)	6.00	5.95	6.01

The weighted-average fair value of options granted during the years ended December 31, 2021, 2020 and 2019 was $59.00, $51.59 and $28.66 per share, respectively.

The aggregate fair value of stock options that vested during the years ended December 31, 2021, 2020 and 2019 was $17.1 million, $18.0 million and $12.6 million, respectively.

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. Following the IPO, the aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the year in excess of the weighted-average exercise price multiplied by the number of options outstanding or exercisable. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2021, 2020 and 2019 was $109.2 million, $62.2 million and $55.8 million, respectively.

As of December 31, 2021, total unrecognized stock-based compensation expense relating to unvested stock options was $30.6 million. This amount is expected to be recognized over a weighted-average period of 2.6 years.

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

There were no unvested shares of restricted common stock at December 31, 2021 and 2020. The fair value of restricted common stock that vested during the years ended December 31, 2021, 2020 and 2019 was $0, $0 and $20,000, respectively.

Time-based Restricted Stock Units

Each time-based restricted stock unit (“RSU”) represents one equivalent share of our common stock to be awarded after satisfying the applicable continued service-based vesting criteria over a specified period. The fair value for these RSUs is based on the closing price of our common stock on the date of grant. The RSUs do not entitle participants to the rights of holders of common stock, such as voting rights, until the shares are issued. RSUs that are expected to vest are net of estimated future forfeitures.

RSU activity under the 2018 Plan is summarized as follows (in thousands, except per share data):

		Weighted-
		Average
	Number	Grant Date
	of Shares	Fair Value
Balance at December 31, 2020	1,161	$102.24
Granted	833	$84.80
Vested	(285)	$100.11
Forfeited	(203)	$101.12
Balance at December 31, 2021	1,506	$93.14

The weighted-average fair value of RSUs granted during the year ended December 31, 2021, 2020 and 2019 was $84.80, $106.56 and $93.67, respectively.

As of December 31, 2021, total unrecognized stock-based compensation expense relating to unvested RSUs was $130.0 million and the weighted-average remaining vesting period was 3.2 years.

The aggregate intrinsic value of RSUs is calculated as the closing price per share of the Company’s common stock on the last trading day of the fiscal period, multiplied by the number of RSUs expected to vest as of December 31, 2021. As of December 31, 2021, the aggregate intrinsic value of RSUs was $14.7 million.

Performance-based Restricted Stock Units

During the year ended December 31, 2021, the Compensation Committee of the Board of Directors approved awards of restricted stock units with performance-based vesting (“PSUs”) from the 2018 Plan to certain executive officers. Each PSU represents one equivalent share of our common stock to be awarded upon vesting at the end of the performance periods, if specific performance goals set by the Compensation Committee of the Board of Directors are achieved. No PSUs will vest if the performance goals are not met. The fair value of these PSUs is based on the closing price of our common stock on the date of grant. The Company assesses the probability of achieving the performance goals on a quarterly basis. Changes in our assessment of the probability results in adjustments to stock-based compensation, which may include either a cumulative catch-up of expense or a reduction of expense depending on whether the likelihood of vesting has increased or decreased, that is recognized in the period such determination is made. The PSUs do not entitle participants to the rights of holders of common stock, such as voting rights, until the shares are issued. PSUs that are expected to vest are net of estimated future forfeitures.

The following table summarizes the PSUs activity for the year ended December 31, 2021 (in thousands, except per share data):

		Weighted-
		Average
	Number	Grant Date
	of Shares	Fair Value
Balance at December 31, 2020	—	$—
Granted	113	$79.60
Balance at December 31, 2021	113	$76.60

The Company did not grant any stock options or awards with performance-based or market-based vesting conditions during the years ended December 31, 2020 and 2019. As of December 31, 2021, the vesting of the PSUs was not deemed probable. Accordingly, no stock-based compensation expense related to these awards has been recognized during the year ended December 31, 2021. As of December 31, 2021, total unrecognized compensation expense relating to PSUs was $9.0 million over a weighted-average period of 2.2 years and the aggregate intrinsic value of PSUs was $1.1 million.

Employee Stock Purchase Plan

In July 2018, the Company’s Board of Directors and stockholders approved the 2018 Employee Stock Purchase Plan (the “2018 ESPP”). The number of shares of common stock that may be issued under the 2018 ESPP shall automatically increase on each January 1, beginning with the fiscal year ending December 31, 2019, equal to the least of (i) 1,000,000 shares, (ii) 1% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year and (iii) such other amount determined by the 2018 ESPP administrator. As of December 31, 2021, the number of shares available for issuance under the 2018 ESPP was 1,765,958.

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

During the year ended December 31, 2021, 2020 and 2019, stock-based compensation related to the 2018 ESPP was $1.2 million, $0.9 million and $0.7 million, respectively.

The following weighted-average assumptions were used to calculate the fair value of ESPP shares during the periods indicated:

	Year Ended December 31,
	2021	2020	2019
Risk-free interest rate	0.11%	0.58%	2.37%
Expected volatility	68.40%	61.80%	64.26%
Expected dividend yield	—	—	—
Expected term (in years)	1.20	1.20	1.22

As of December 31, 2021, total unrecognized compensation expense relating to shares to be purchased under the 2018 ESPP was $1.5 million over a weighted-average period of 1.3 years.

10. Income Taxes

The Company’s deferred income tax assets include operating losses and tax credit carryforwards, as well as certain temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Total deferred income tax assets, net of valuation allowance, at December 31, 2021 and 2020 were as follows (in thousands):

	December 31,
	2021	2020
Deferred tax assets
Net operating loss carryforwards	$157,277	$87,124
Research and development credits	33,341	18,139
Accruals and reserves	3,889	1,368
Stock-based compensation	4,932	5,661
Lease liability	10,854	9,151
Gross deferred tax assets	210,293	121,443
Less: valuation allowance	(203,516)	(112,680)
Deferred tax assets, net of valuation allowance	6,777	8,763
Deferred tax liabilities
Fixed and intangible assets	84	360
Right-of-use asset	6,693	8,403
Gross deferred tax liabilities	6,777	8,763
Net deferred tax assets	$—	$—

Management has evaluated the positive and negative evidence surrounding the realizability of its deferred tax assets and has determined that it is more likely than not that the Company will not recognize the benefits of its federal and state deferred tax assets, and as a result, a valuation allowance of $203.5 million and $112.7 million has been established at December 31, 2021 and 2020, respectively. The change in the valuation allowance was $90.8 million and $52.8 million for the years ended December 31, 2021 and 2020, respectively. The Company has incurred net operating losses (“NOL”) since inception. As of December 31, 2021, the Company had federal and state NOL carryforwards of $715.5 million and $95.1 million, respectively. Federal NOL carryforwards of $653.6 million, which were generated after December 31, 2017, do not expire. The remaining $61.9 million of Federal NOL carryforwards expire beginning in 2032. As of December 31, 2021, the Company had federal and California research and other tax credit carryforwards of $38.4 million and $8.0 million, respectively. The federal tax credits expire beginning in 2033. The California tax credits can be carried forward indefinitely.

The Internal Revenue Code of 1986, as amended (the “Code”), provides for a limitation of the annual use of net operating losses and other tax attributes (such as research and development tax credit carryforwards) following certain ownership changes defined by the Code that could limit the Company’s ability to utilize these carryforwards in the future. The Company may have experienced or may in the future experience ownership changes, as defined by the Code and may not be able to take full advantage of these carryforwards for federal or state income tax purposes.

The effective tax rate for the years ended December 31, 2021 and 2020 is different from the federal statutory rate primarily due to the valuation allowance against deferred tax assets as a result of insufficient income. The Company’s effective tax rate differs from the federal statutory tax rate as follows:

	Year Ended December 31,
	2021	2020
Federal statutory tax rate	21.0%	21.0%
Change in deferred tax asset valuation allowance	(33.7)%	(34.4)%
State taxes, net of federal benefit	1.9%	0.8%
Research and development tax credits	5.2%	5.6%
Stock-based compensation	6.9%	6.9%
Other	(1.3)%	0.1%
Effective tax rate	—%	—%

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

A reconciliation of the beginning and ending amount of unrecognized benefits is as follows (in thousands):

	Year Ended December 31,
	2021	2020
Balance at the beginning of the year	$6,932	$3,545
Increase related to current year tax positions	5,345	3,387
Increase related to prior year tax positions	(324)	—
Balance at the end of the year	$11,953	$6,932

The entire amount of the unrecognized tax benefits would not impact the Company’s effective tax rate if recognized. During the years ended December 31, 2021 and 2020, the Company did not recognize accrued interest and penalties related to unrecognized tax benefits. The Company does not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease during the next twelve months.

The Company files income tax returns in the U.S. federal and multiple state tax jurisdictions. The federal and state income tax returns from inception to December 31, 2021 remain subject to examination.

During the third quarter of 2020, the U.S. Internal Revenue Service (“IRS”) commenced an examination of the Company’s federal corporate income tax return for the year ended December 31, 2018. The Company believes that it has adequately provided for any adjustments that may result from the IRS examination, however, the outcome of tax examinations cannot be predicted with certainty. The examination was not yet completed as of December 31, 2021.

It is the Company’s policy to include penalties and interest expense related to income taxes as a component of the income tax provision as necessary. Management determined that no accrual for interest and penalties was required at December 31, 2021 and 2020. Since the Company is in a loss carryforward position, it is generally subject to examination by the U.S. federal, state and local income tax authorities for all tax years in which a loss carryforward is available.

11. Defined Contribution Plans

In January 2018, the Company established a defined contribution plan under Section 401(k) of the Internal Revenue Code (the “401(k) plan”). The 401(k) plan covers all employees who meet defined minimum age and service requirements. Employee contributions are voluntary and are determined on an individual basis, limited to the maximum amount allowable under U.S. federal tax regulations. The Company makes matching contributions of up to 4% of the eligible employees’ compensation to the 401(k) plan. During the years ended December 31, 2021, 2020 and 2019, the Company made contributions to the 401(k) plan of $0.7 million, $0.7 million and $0.5 million, respectively.

12. Subsequent Events

In February 2022, we began implementing a reorganization plan to reduce operating costs, contractual commitments and better align our workforce with the clinical development plans of our business (the "Reorganization Plan").

Vendor Termination Agreement

Approximately $231.2 million of the $284.8 million total noncancellable purchase obligations as of December 31, related to various manufacturing services agreements with Lonza AG or affiliates (such agreements, the “MSAs”) On February 14, 2022 (the “Effective Date”), the Company entered into a termination agreement (the “Termination

Agreement”) with Lonza AG, Lonza Sales Ltd and Lonza Sales AG (collectively, “Lonza”) regarding all outstanding manufacturing service agreements. Lonza will continue to provide certain services to us, including completion of cGMP batches already underway and other services to assist with the transition post-termination. The Termination Agreement provides that the Company shall pay approximately $136.1 million (126 million Swiss Francs) (the “Termination Amount”) to Lonza as a result of such termination, 95% of which is to be paid within 30 days after the Effective Date, and 5% of which is be paid within 30 days of the release of the remaining cGMP batches. If the Company fails to pay the first 95% of the Termination Amount to Lonza within 30 days of the Effective Date, Lonza may at its option give notice to the Company that the Termination Agreement is terminated. The Termination Agreement contains mutual releases by all parties thereto, for all claims known and unknown, relating and arising out of, or connected with, the MSAs and the subject matter(s) thereof, subject to certain exceptions.

In addition, Lonza held or had placed orders for raw materials to be used in the course of services Lonza was to provide to the Company. Pursuant to the Termination Agreement, the cost of such raw materials is included in the Termination Amount. Although the Company will hold title to such raw materials and may repurpose where possible, the recoverable value, if any, is currently not estimable.

As the agreement was terminated on February 14, 2022, there was no impact of the termination agreement to the financial statements for the year ended December 31, 2021. The Company is still evaluating the impact of the termination agreement to our 2022 financial statements including the total amount and value, if any, of raw materials and its ability to utilize or repurpose such materials and the total value of services remaining to be rendered. However, the Company expects that the termination will result in a charge to our financial statements in amounts totaling up to $137 million during 2022.

Employment Related Subsequent Events

Under the plan, the Company is reducing its workforce by approximately 35%. Impacted employees received notice that their positions will be eliminated on February 16, 2022. At the time of departure from the Company, impacted employees are eligible to receive severance benefits and Company funded COBRA premiums, contingent upon an impacted employee’s execution (and non-revocation) of a customary separation agreement, which includes a general release of claims against the Company.

In connection with the Reorganization Plan, the Company estimates that it will incur aggregate restructuring charges of approximately $5.3 million, which will be recognized primarily in the first quarter of 2022, related to severance payments and other employee-related separation costs. The Company may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the reduction in workforce.

In addition, the Board determined that it is in the best interests of the Company and its stockholder to put in place arrangements designed to provide that the Company will have the continued dedication and commitment of those employees, including executives, determined to be key to the planned go-forward operations. The Board approved, and management has implemented a retention program for employees staying with the company and includes cash retention bonuses totaling approximately $3 million for certain retained employees and grants of RSUs totaling 8.2 million awards in aggregate to all employees. Half of these RSUs are time-based RSUs with four-year vesting and half are performance-based with full vesting in the event that the Company achieves all primary endpoints in any of its Phase 2/3 clinical studies other than the Phase 3 Eosinophilic Duodenitis study expected to readout data in Q3 2022.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our President, Chief Operating Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and President, Chief Operating Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2021.

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

Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the Internal Control–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal controls over financial reporting were effective as of December 31, 2021.

The effectiveness of our internal control over financial reporting as of December 31, 2021 has also been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report included in this Annual Report on Form 10-K.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fourth quarter of the year ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Allakos Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Allakos Inc. ‘s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Allakos Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the balance sheets of the Company as of December 31, 2021 and 2020, the related statements of operations and comprehensive loss, statements of stockholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated March 1, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Redwood City, California

March 1, 2022

Item 9B. Other Information.

This disclosure set forth below is provided in lieu of a separate Form 8-K filing pursuant to Item 1.02 of Form 8-K.

The Sales Agreement, dated May 10, 2021, between the Company and Cowen and Company, LLC was terminated effective February 24, 2022.

The disclosure set forth below is provided in lieu of a separate Form 8-K filing pursuant to Item 5.02 of Form 8-K.

On February 25, 2022, the Board of Directors (the “Board”) of Allakos Inc. (“Allakos” or the “Company”) approved a grant of (1) 1,058,646 restricted stock units (“RSUs”) to Dr. Robert Alexander, our Chief Executive Officer, (2) 475,216 RSUs to H. Baird Radford, III, our Chief Financial Officer, (3) 688,120 RSUs to Dr. Adam Tomasi, our President and Chief Operating Officer, and (4) 280,980 RSUs to Mark Asbury, our Chief Legal Officer and General Counsel, effective as of February 25, 2022 (the “Grant Date”). Each individual’s RSU grant vests as follows:

•
50% of such individual’s RSUs are subject to time-based vesting, with 25% of these time-based RSUs vesting on March 1, 2023, and the remainder vesting in 12 equal installments on each three-month anniversary of the Grant Date thereafter; and
•
50% of such individual’s RSUs are subject to performance-based vesting, with all of these performance-based RSUs vesting upon the first completion of any of the Company’s Phase 2 or Phase 3 studies of lirentelimab (other than the Company’s eosinophilic duodenitis-only study, which was commenced in 2021), provided that the study meets its primary endpoints.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to regulation 14A, or the Proxy Statement, which proxy statement is expected to be filed with Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2021.

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

(3)
List of Exhibits required by Item 601 of Regulation S-K

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Number	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-38582	3.1	7/24/2018

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-38582	3.2	7/24/2018

4.1	Amended and Restated Investors’ Rights Agreement among the Registrant and certain of its stockholders, dated November 30, 2017.	S-1/A	333-225836	4.1	6/22/2018

4.2	Specimen common stock certificate of the Registrant.	S-1/A	333-225836	4.2	7/09/2018

4.3	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.					X

10.1+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-225836	10.1+	6/22/2018

10.2+	2012 Equity Incentive Plan, as amended, and forms of agreement thereunder.	S-1	333-225836	10.2+	6/22/2018

10.3+	2018 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	333-225836	10.3+	7/09/2018

10.4+	2018 Employee Stock Purchase Plan.	S-1/A	333-225836	10.4	7/09/2018

10.5+	Employment Letter between the Registrant and Robert Alexander, Ph.D.	S-1/A	333-225836	10.5+	7/09/2018

10.6+	Employment Letter between the Registrant and Adam Tomasi, Ph.D.	S-1/A	333-225836	10.6+	7/09/2018

10.7+	Employment Letter between the Registrant and Henrik Rasmussen, M.D., Ph.D.	S-1/A	333-225836	10.7+	7/09/2018

10.8+	Employment Letter between the Registrant and Harlan Baird Radford, III.	10-Q		10.1	5/10/2021

10.9+	Executive Incentive Compensation Plan.	S-1	333-225836	10.9+	6/22/2018

10.10+	Outside Director Compensation Policy.	S-1/A	333-225836	10.10+	7/09/2018

10.11+	Amended and Restated Outside Director Compensation Policy.	10-Q		10.2+	5/11/2020

10.12+	Change in Control and Severance Policy.	S-1/A	333-225836	10.11+	7/09/2018

10.13	Lease Agreement between the Registrant and Westport Office Park, LLC, dated January 4, 2018, as amended.	S-1	333-225836	10.12	6/22/2018

10.14	Lease Agreement between the Registrant and ARE-San Francisco No. 63, LLC, dated December 4, 2019.	10-K		10.13	2/25/2020

10.15#	Non-exclusive License Agreement between the Registrant, BioWa, Inc. and Lonza Sales AG, dated October 31, 2013.	S-1/A	333-225836	10.14#	7/17/2018

10.16#	Amended and Restated Exclusive License Agreement between the Registrant and the Johns Hopkins University, dated September 30, 2016.	S-1/A	333-225836	10.15#	7/17/2018

10.17#	Commercial Supply Agreement between the Registrant and Lonza Sales AG, dated April 7, 2020.	10-Q		10.1#	5/11/2020

10.18#	Commercial Supply Agreement between the Registrant and Lonza Sales AG, dated December 18, 2020.	10-K		10.19#	3/1/2021

10.19#	Termination Agreement between the Registrant and Lonza AG and affiliates thereof, dated February 14, 2022.					X

10.20	Sales Agreement between the Registrant and Cowen and Company, LLC, dated May 10, 2021.	8-K		1.1	5/10/2021

10.21	Notice of Termination of Sales Agreement between the Registrant and Cowen and Company, LLC, dated February 24, 2022.					X

23.1	Consent of Independent Registered Public Accounting Firm.					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted in Inline XBRL)	X

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

ALLAKOS INC.

Date: March 1, 2022	By:	/s/ Robert Alexander
Robert Alexander, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Robert Alexander	Chief Executive Officer and Director	March 1, 2022
Robert Alexander, Ph.D.	(Principal Executive Officer)

/s/ H. Baird Radford, III	Chief Financial Officer	March 1, 2022
H. Baird Radford, III	(Principal Financial and Accounting Officer)

/s/ Daniel Janney	Chair of the Board	March 1, 2022
Daniel Janney

/s/ Robert E. Andreatta	Director	March 1, 2022
Robert E. Andreatta

/s/ Steven P. James	Director	March 1, 2022
Steven P. James

/s/ John McKearn	Director	March 1, 2022
John McKearn, Ph.D.

/s/ Paul Walker	Director	March 1, 2022
Paul Walker