Form 10-Q
period 2022-03-31
Allakos Inc.
filed 2022-05-06
CIK 1564824

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission File Number: 001-38582

Allakos Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	45-4798831
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
825 Industrial Road, Suite 500 San Carlos, California	94070
(Address of principal executive offices)	(Zip Code)

975 Island Drive, Suite 201

Redwood City, California 94065

(Former name, former address and former fiscal year, if changed since last report)

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

As of May 2, 2022, the registrant had 54,776,915 shares of common stock outstanding.

ALLAKOS INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited).

allakos inc.

balance sheets

(in thousands, except per share data)

	March 31,	December 31,
	2022	2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$36,294	$152,822
Investments in marketable securities	210,407	271,416
Prepaid expenses and other current assets	11,466	27,343
Total current assets	258,167	451,581
Property and equipment, net	43,933	43,100
Operating lease right-of-use assets	31,294	31,707
Other long-term assets	12,389	8,436
Total assets	$345,783	$534,824
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,128	$13,692
Accrued expenses and other current liabilities	28,424	26,557
Total current liabilities	37,552	40,249
Operating lease liabilities, net of current portion	48,355	49,099
Total liabilities	85,907	89,348
Contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 20,000 shares authorized as of March 31, 2022 and December 31, 2021; no shares issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value per share; 200,000 shares authorized as of March 31, 2022 and December 31, 2021; 54,761 and 54,622 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	54	54
Additional paid-in capital	1,070,138	1,058,399
Accumulated other comprehensive loss	(469)	(153)
Accumulated deficit	(809,847)	(612,824)
Total stockholders’ equity	259,876	445,476
Total liabilities and stockholders’ equity	$345,783	$534,824

See accompanying notes to unaudited interim financial statements

Allakos Inc.

Statements of Operations and Comprehensive Loss

(in thousands, except per share data)

(unaudited)

	Three Months Ended
	March 31,
	2022	2021
Operating expenses
Research and development	$176,807	$38,915
General and administrative	18,844	16,670
Total operating expenses	195,651	55,585
Loss from operations	(195,651)	(55,585)
Interest income	83	130
Other expense, net	(1,455)	(103)
Net loss	(197,023)	(55,558)
Unrealized gain (loss) on marketable securities	(316)	80
Comprehensive loss	$(197,339)	$(55,478)
Net loss per common share:
Basic and diluted	$(3.60)	$(1.04)
Weighted-average number of common shares outstanding:
Basic and diluted	54,686	53,186

See accompanying notes to unaudited interim financial statements

Allakos Inc.

Statements of STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	54,622	$54	$1,058,399	$(153)	$(612,824)	$445,476
Stock-based compensation expense	—	—	11,392	—	—	11,392
Issuance of common stock upon exercise of stock options	34	—	104	—	—	104
Issuance of common stock upon 2018 ESPP purchase	42	—	243	—	—	243
Issuance of common stock upon vesting of restricted stock units	63	—	—	—	—	—
Unrealized loss on marketable securities	—	—	—	(316)	—	(316)
Net loss	—	—	—	—	(197,023)	(197,023)
Balance at March 31, 2022	54,761	$54	$1,070,138	$(469)	$(809,847)	$259,876

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2020	53,081	$53	$997,298	$8	$(342,964)	$654,395
Stock-based compensation expense	—	—	12,354	—	—	12,354
Issuance of common stock upon exercise of stock options	321	—	3,788	—	—	3,788
Issuance of common stock upon 2018 ESPP purchase	17	—	995	—	—	995
Issuance of common stock upon vesting of restricted stock units	38	—	—	—	—	—
Unrealized gain on marketable securities	—	—	—	80	—	80
Net loss	—	—	—	—	(55,558)	(55,558)
Balance at March 31, 2021	53,457	$53	$1,014,435	$88	$(398,522)	$616,054

See accompanying notes to unaudited interim financial statements

Allakos Inc.

Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(197,023)	$(55,558)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,123	372
Stock-based compensation	11,392	12,354
Net amortization of premiums and discounts on marketable securities	1,130	465
Noncash lease expense	413	807
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	14,637	(2,458)
Other long-term assets	(3,151)	—
Accounts payable	(5,053)	(6,791)
Accrued expenses and other current liabilities	1,825	3,823
Operating lease liabilities, net of current portion	(580)	727
Net cash used in operating activities	(174,287)	(46,259)
Cash flows from investing activities
Purchases of marketable securities	(19,988)	(174,797)
Proceeds from sales of marketable securities	19,989	—
Proceeds from maturities of marketable securities	60,000	180,000
Purchases of property and equipment	(2,589)	(915)
Net cash provided by investing activities	57,412	4,288
Cash flows from financing activities
Proceeds from exercise of stock options	104	3,788
Proceeds from issuance of common stock under the 2018 ESPP	243	995
Net cash provided by financing activities	347	4,783
Net increase (decrease) in cash, cash equivalents and restricted cash	(116,528)	(37,188)
Cash, cash equivalents and restricted cash, beginning of period	155,097	209,452
Cash, cash equivalents and restricted cash, end of period	$38,569	$172,264
Supplemental disclosures
Noncash investing and financing items:
Property and equipment purchased, not yet paid	$367	$3,266

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

Liquidity Matters

Since inception, the Company has incurred net losses and negative cash flows from operations. During the three months ended March 31, 2022, the Company incurred a net loss of $197.0 million and used $174.3 million of cash in operations. At March 31, 2022, the Company had an accumulated deficit of $809.8 million and does not expect to experience positive cash flows from operating activities in the foreseeable future. The Company has financed its operations to date primarily through the sale of common stock. Management expects to incur additional operating losses in the future as the Company continues to further develop, seek regulatory approval for and, if approved, commence commercialization of its product candidates.

Due to the clinical study results released in December 2021, our Board of Directors approved in February 2022 plans to reduce our contractual commitments and a reorganization plan (the “Reorganization Plan”) to reduce operating costs and better align our workforce with the clinical development plans of our business. As part of this, the Company entered into a termination agreement (the “Termination Agreement”) with Lonza AG, Lonza Sales Ltd and Lonza Sales AG (collectively, “Lonza”) regarding all outstanding manufacturing service agreements in February 2022.

The Company had $246.7 million of cash, cash equivalents and marketable securities at March 31, 2022. Management believes that this amount is sufficient to fund the Company’s operations for at least the next 12 months from the issuance date of these financial statements.

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

The interim balance sheet as of March 31, 2022, the statements of operations and comprehensive loss, statements of stockholders’ equity and statements of cash flows for the three months ended March 31, 2022 and 2021 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair presentation of the Company’s financial position as of March 31, 2022 and its results of operations and comprehensive loss for the three months ended March 31, 2022 and 2021 and its cash flows for the three months ended March 31, 2022 and 2021. Certain information and note disclosures normally included in annual audited financial statements prepared in accordance with U.S. GAAP have been omitted. The financial data and the other financial information disclosed in these notes to the interim financial statements are also unaudited. The results of operations for any interim period are not necessarily indicative of the results to be expected for the entire year or for any other future annual or interim period. The balance sheet as of March 31, 2022 included herein was derived from the audited financial statements as of that date. These interim financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2022.

Use of Estimates

Management uses significant judgment when making estimates related to common stock valuation and related stock-based compensation expense, accrued research and development expense, and lease-related assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates under different assumptions or conditions, and those differences could be material to the financial position and results of operations.

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

The Company is subject to a number of risks similar to that of other early stage biopharmaceutical companies, including, but not limited to, the need to obtain adequate additional funding, possible failure of current or future clinical trials, its reliance on third-parties to conduct its clinical trials, the need to obtain regulatory and marketing approvals for its product candidates, competitive developments, the need to successfully commercialize and gain market acceptance of the Company’s product candidates, its right to develop and commercialize its product candidates pursuant to the terms and conditions of the licenses granted to the Company, protection of proprietary technology, the ability to make milestone, royalty or other payments due under licensing agreements, and the need to secure and maintain adequate manufacturing arrangements with third-parties. If the Company does not successfully commercialize or partner its product candidates, it will be unable to generate product revenue or achieve profitability.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Company’s balance sheets and which, in aggregate, represent the amounts reported in the accompanying statements of cash flows (in thousands):

	March 31,	December 31,
	2022	2021
Cash and cash equivalents	$36,294	$152,822
Restricted cash in other long-term assets	1,472	2,275
Restricted cash in prepaid and other current assets	803	—
Total	$38,569	$155,097

	March 31,	December 31,
	2021	2020
Cash and cash equivalents	$169,989	$207,177
Restricted cash	2,275	2,275
Total	$172,264	$209,452

Restricted cash at March 31, 2022 represents $1.5 million in security deposits for the lease of the Company’s facilities in Redwood City, California and San Carlos, California. Both security deposits are in the form of letters of credit secured by restricted cash. As of March 31, 2022, $0.8 million of restricted cash amounts are included within prepaid expenses and other current assets and $1.5 million within other long-term assets on the Company’s balance sheets.

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

Research and Development Expense

Research and development costs are expensed as incurred. Research and development costs include, among others, consulting costs, salaries, benefits, travel, stock-based compensation, laboratory supplies and other non-capital equipment utilized for in-house research, allocation of facilities and overhead costs and external costs paid to third-parties that conduct research and development activities on the Company’s behalf. Costs to terminate commitments with third-party suppliers performing research and development activities and amounts incurred in connection with license agreements, including milestone payments, are also included in research and development expense.

Advance payments for goods or services to be rendered in the future for use in research and development activities are deferred and included in prepaid expenses, and other current assets or other long-term assets, as appropriate. The deferred amounts are expensed as the related goods are delivered or the services are performed.

Comprehensive Loss

Comprehensive loss is defined as the change in stockholders’ equity during a period from transactions and other events and circumstances from non-owner sources. The differences between net loss and comprehensive loss for the three months ended March 31, 2022 and 2021 are a result of unrealized gains and losses on the Company’s investments in marketable securities included in current assets on the Company’s balance sheets.

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

Basic and diluted net loss per share was calculated as follows (in thousands, except per share data):

	Three Months Ended
	March 31,
	2022	2021
Numerator:
Net loss	$(197,023)	$(55,558)
Denominator:
Weighted-average shares of common stock outstanding, basic and diluted	54,686	53,186
Net loss per share, basic and diluted	$(3.60)	$(1.04)

The following table sets forth the potentially dilutive securities that have been excluded from the calculation of diluted net loss per share due to their anti-dilutive effect for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Options to purchase common stock	5,380	6,251
Unvested restricted stock units	5,267	1,093
Unvested performance stock units	4,216	—
Shares issuable under employee stock purchase plans	17	4
Total	14,880	7,348

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

3. Fair Value Measurements

The Company measures and reports certain financial instruments as assets and liabilities at fair value on a recurring basis. The Company’s financial assets measured at fair value on a recurring basis were as follows (in thousands):

	March 31, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$33,493	$—	$—	$33,493
Total cash equivalents	33,493	—	—	33,493
Short-term marketable securities
U.S. treasuries	210,407	—	—	210,407
Total short-term marketable securities	210,407	—	—	210,407
Total cash equivalents and short-term marketable securities	$243,900	$—	$—	$243,900

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$150,781	$—	$—	$150,781
Total cash equivalents	150,781	—	—	150,781
Short-term marketable securities
U.S. treasuries	271,416	—	—	271,416
Total short-term marketable securities	271,416	—	—	271,416
Total cash equivalents and short-term marketable securities	$422,197	$—	$—	$422,197

The Company evaluates transfers between levels at the end of each reporting period. There were no transfers of assets or liabilities between levels during the three months ended March 31, 2022 and 2021.

4. Marketable Securities

All marketable securities were considered available-for-sale at March 31, 2022. The amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s marketable securities by major security type at March 31, 2022 and December 31, 2021 are summarized in the table below (in thousands):

	March 31, 2022
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale securities
U.S. treasuries classified as investments	$210,876	$—	$(469)	$210,407
Total available-for-sale securities	$210,876	$—	$(469)	$210,407

	December 31, 2021
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale securities
U.S. treasuries classified as investments	$271,570	$2	$(156)	$271,416
Total available-for-sale securities	$271,570	$2	$(156)	$271,416

The amortized cost of available-for-sale securities is adjusted for amortization of premiums and accretion of discounts to maturity. As of March 31, 2022 and December 31, 2021, the aggregate fair value of securities held by the Company in an unrealized loss position for less than twelve months was $210.4 million and $241.4 million, respectively. All of these securities had remaining maturities of less than one year. The Company has the intent and ability to hold such securities until recovery and has determined that there has been no material change to their credit risk. As a result, the Company determined it did not hold any investments with a credit loss at March 31, 2022 and December 31, 2021.

There were no material realized gains or losses recognized on the sale or maturity of available-for-sale securities during the three months ended March 31, 2022 and 2021, and as a result, there were no material reclassifications out of accumulated other comprehensive gain (loss) for the same periods.

5. Balance Sheet Components and Supplemental Disclosures

Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Laboratory equipment	$6,161	$4,676
Furniture and office equipment	5,205	1,947
Capitalized software	4,032	—
Leasehold improvements	36,466	4,581
Construction-in-progress	—	37,704
	51,864	48,908
Less accumulated depreciation	(7,931)	(5,808)
Property and equipment, net	$43,933	$43,100

Depreciation and amortization expense for the three months ended March 31, 2022 and 2021 was $2.1 million and $0.4 million, respectively. Assets included within construction-in-progress primarily related to leasehold improvements and other equipment relating to our new San Carlos headquarters and were placed into service during the first quarter of 2022.

Other Long-Term Assets

Other long-term assets were $12.4 million and $8.4 million as of March 31, 2022 and December 31, 2021, respectively. Other long-term assets at March 31, 2022 and December 31, 2021 included $9.3 million and $5.9 million in advance payments to CDMOs for development and manufacturing services to be provided more than one year from now.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Accrued contract research and development expense	$14,441	$16,215
Accrued compensation and benefits expense	6,095	3,172
Current portion of operating lease liabilities	2,915	2,316
Other current liabilities	4,973	4,854
Total	$28,424	$26,557

6. Leases

Operating Leases

The Company’s lease obligations primarily relate to leased office and laboratory space under noncancelable operating leases. In accordance with ASC 842, the Company has performed an evaluation of its other contracts with vendors and has determined that, except for the leases described below, none of its other contracts contain a material lease.

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

The 2018 Redwood City Lease included monthly base rent amounts escalating over the term of the lease. In addition, the lessor provided for a tenant improvement allowance (“TIA”) of up to $1.4 million, which was fully utilized. The TIA was recorded as leasehold improvements, with offsetting adjustments recorded to the associated operating lease right of use asset included on the Company’s balance sheets as of March 31, 2022 and December 31, 2021.

In November 2021 the Company entered into a lease termination agreement (the “Termination Agreement”) with respect to the 2018 Redwood City Lease. Pursuant to the Termination Agreement, the 2018 Redwood City Lease was terminated effective April 30, 2022. The Company accounted for this change in lease term as a modification of the original lease. As a result of the modification, the operating right-of-use asset and lease liability were remeasured during the fourth quarter of 2021.

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

The 2019 San Carlos Lease includes monthly base rent amounts escalating over the term of the lease. In addition, the lessor provided for a TIA of up to $14.7 million, which was fully utilized and are recorded in lease obligations.

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

Classification of Operating Leases

The 2018 Redwood City Lease and the 2019 San Carlos Lease required security deposits of $0.8 million and $1.5 million, respectively, which the Company satisfied by establishing letters of credit secured by restricted cash. Restricted cash related to the Company’s lease agreements are recorded in other long-term assets or other current assets on the Company’s balance sheets depending on the timing in which the security deposit is expected to be returned.

Classification of the Company’s operating lease liabilities included on the Company's balance sheets at March 31, 2022 and December 31, 2021 was as follows (in thousands):

	March 31,	December 31,
	2022	2021
Operating lease liabilities
Current portion included in accrued expenses and other current liabilities	$2,915	$2,316
Operating lease liabilities, net of current portion	48,355	49,099
Total operating lease liabilities	$51,270	$51,415

The components of lease costs included in operating expenses in the Company’s statements of operations and comprehensive loss were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Operating lease costs	$1,454	$1,734
Variable costs	683	87
Total lease costs	$2,137	$1,821

Variable costs included in the table above represent amounts the Company pays related to property taxes, insurance, maintenance and repair costs.

Cash paid for amounts included in the measurement of the Company’s operating lease liabilities and presented within cash used in operating activities in the statements of cash flows was $2.0 million and $0.3 million for the three months ended March 31, 2022 and 2021, respectively.

Cash received for amounts related to tenant improvement allowances from lessors was $1.0 million and $0.4 million for the three months ended March 31, 2022 and 2021, respectively.

Operating Lease Obligations

Future lease payments required under operating leases included on the Company’s balance sheet at March 31, 2022 are as follows (in thousands):

Fiscal Year Ending December 31,
2022 (remaining 9 months)	$5,272
2023	7,061
2024	7,273
2025	7,492
2026	7,716
Thereafter	40,667
Total future lease payments	75,481
Less:
Present value adjustment	24,211
Present value of future lease incentives	—
Operating lease liabilities	$51,270

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used its incremental borrowing rate based on the information available at the lease commencement date. As of March 31, 2022, the weighted-average remaining lease term of the Company’s leases was 9.6 years and the weighted-average discount rate used to determine the operating lease liabilities included on the balance sheet was 8.5%.

As of March 31, 2022, the Company was not party to any lease agreements containing material residual value guarantees or material restrictive covenants.

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

The Company did not recognize any milestone expense for the three months ended March 31, 2022 and 2021. As of March 31, 2022, the Company has not incurred any royalty liabilities related to its license agreements, as product sales have not yet commenced.

Exclusive License Agreement with The Johns Hopkins University

In December 2013, the Company entered into a license agreement with The Johns Hopkins University (“JHU”) for a worldwide exclusive license to develop, use, manufacture and commercialize covered product candidates including lirentelimab, which was amended in September 2016. Under the terms of the agreement, the Company has made upfront and milestone payments of $0.7 million through March 31, 2022 and may be required to make aggregate additional milestone payments of up to $1.8 million. The Company also issued 88,887 shares of common stock as consideration under the JHU license agreement. In addition to milestone payments, the Company is also subject to low single-digit royalties to JHU based on future net sales of each licensed therapeutic product candidate by the Company and its affiliates and sublicensees, with up to a low six-digit dollar minimum annual royalty payment.

Non-exclusive License Agreement with BioWa Inc. and Lonza Sales AG

In October 2013, the Company entered into a tripartite agreement with BioWa Inc. (“BioWa”), and Lonza Sales AG (“Lonza”), for the non-exclusive worldwide license to develop and commercialize product candidates including lirentelimab that are manufactured using a technology jointly developed and owned by BioWa and Lonza. Under the terms of the agreement, the Company has made milestone payments of $3.4 million through March 31, 2022 and may be required to make aggregate additional milestone payments of up to $38.0 million. In addition to milestone payments, the Company is also subject to minimum annual commercial license fees of $40,000 per year to BioWa until such time as BioWa receives royalty payments, as well as low single-digit royalties to BioWa and to Lonza. Royalties are based on future net sales by the Company and its affiliates and sublicensees.

Indemnification Agreements

The Company has entered into indemnification agreements with certain directors and officers that require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. To date, no such matters have arisen and the Company does not believe that the outcome of any claims under indemnification arrangements will have a material adverse effect on its financial positions, results of operations or cash flows. Accordingly, the Company has not recorded a liability related to such indemnifications at March 31, 2022.

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

On March 31, 2022, the Court granted the defendants’ motion to dismiss, with leave to amend. On April 29, 2022, the plaintiffs filed a second amended complaint which extended the proposed class period from December 17, 2019 to December 21, 2021 and added additional claims related to the Company’s Phase 3 ENIGMA clinical trial. The defendants intend to file a further motion to dismiss. Given the early stage of this litigation matter, the Company cannot reasonably estimate a potential future loss or a range of potential future losses, if any, and has not recorded a contingent liability accrual as of March 31, 2022.

8. Stock-Based Compensation

Total stock-based compensation expense recognized is as follows (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Research and development	$4,435	$5,063
General and administrative	6,957	7,291
Total	$11,392	$12,354

No income tax benefits for stock-based compensation expense have been recognized for the three months ended March 31, 2022 and 2021 as a result of the Company’s full valuation allowance applied to net deferred tax assets and net operating loss carryforwards.

Equity Incentive Plans

In July 2018, the Board of Directors adopted the 2018 Equity Incentive Plan (the “2018 Plan”). The 2018 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units (“RSUs”), stock appreciation rights, performance-based awards (“PSUs”) and other stock-based awards. The number of shares of common stock that may be issued under the 2018 Plan will automatically increase on each January 1, beginning with the fiscal year ending December 31, 2019, equal to the least of (i) 5,000,000 shares, (ii) 5% of the outstanding shares of common stock as of the last day of the preceding fiscal year and (iii) such other amount as the Board of Directors may determine. Stock options and RSUs granted under the 2018 Plan generally vest over four years and expire no more than 10 years from the date of grant.

Following the IPO and upon the effectiveness of the 2018 Plan, the Company’s 2012 Equity Incentive Plan, as amended, (the “2012 Plan”), terminated and no further awards will be granted thereunder. All outstanding awards under the 2012 Plan will continue to be governed by their existing terms. Any shares subject to awards granted under the 2012 Plan that, on or after the termination of the 2012 Plan, expire or terminate and shares previously issued pursuant to awards granted under the 2012 Plan that, on or after the termination of the 2012 Plan, are forfeited or repurchased by the Company will be transferred into the 2018 Plan. As of March 31, 2022, the maximum number of shares that may be added to the 2018 Plan pursuant to the preceding clause is 3,546,887 shares.

Prior to its termination, the 2012 Plan provided for the grant of stock options, stock appreciation rights, restricted stock and restricted stock units to employees, directors and consultants. Stock options granted under the 2012 Plan generally vest over four years and expire no more than 10 years from the date of grant.

Stock Options

The following weighted-average assumptions were used to calculate the fair value of stock options granted during the periods indicated:

	Three Months Ended
	March 31,
	2022	2021
Risk-free interest rate	1.88%	0.77%
Expected volatility	72.81%	69.57%
Expected dividend yield	—	—
Expected term (in years)	6.08	6.06

The Company’s stock option activity during the three months ended March 31, 2022 is summarized as follows (number of shares in thousands):

		Weighted-
		Average
	Options	Exercise
	Outstanding	Price
Balance at December 31, 2021	5,530	$21.51
Granted	135	$5.62
Exercised	(34)	$3.00
Expired	(59)	$36.48
Forfeited	(192)	$66.69
Balance at March 31, 2022	5,380	$3.66
Options exercisable	4,695	$13.75
Options vested and expected to vest	5,368	$19.37

During the three months ended March 31, 2022 and 2021, the Company did not grant any stock options with performance-based or market-based vesting conditions.

As of March 31, 2022, total unrecognized stock-based compensation expense relating to unvested stock options was $20.0 million. This amount is expected to be recognized over a weighted-average period of 2.5 years.

Restricted Stock Units (“RSUs”)

RSU activity under the 2018 Plan during the three months ended March 31, 2022 is summarized as follows (in thousands, except per share data):

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Balance at December 31, 2021	1,506	$93.14
Granted	4,189	$5.58
Vested	(63)	$103.48
Forfeited	(365)	$91.46
Balance at March 31, 2022	5,267	$23.50

The weighted-average fair value of RSUs granted during the three months ended March 31, 2022 and 2021 was $5.58 and $127.96, respectively.

As of March 31, 2022, total unrecognized stock-based compensation expense relating to unvested RSUs was $113.6 million and the weighted-average remaining vesting period was 3.2 years.

Performance-based Restricted Stock Units (“PSUs”)

PSU activity under the 2018 Plan during the three months ended March 31, 2022 is summarized as follows (in thousands, except per share data):

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Balance at December 31, 2021	113	$79.60
Granted	4,103	$5.58
Balance at March 31, 2022	4,216	$7.57

As of March 31, 2022, total unrecognized stock-based compensation expense relating to unvested PSUs was $31.9 million and the weighted-average remaining vesting period was 1.8 years.

Employee Stock Purchase Plan

In July 2018, the Company’s Board of Directors and stockholders approved the 2018 Employee Stock Purchase Plan (the “2018 ESPP”). The number of shares of common stock that may be issued under the 2018 ESPP shall automatically increase on each January 1, beginning with the fiscal year ending December 31, 2019, equal to the least of (i) 1,000,000 shares, (ii) 1% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year and (iii) such other amount determined by the 2018 ESPP administrator. Under the 2018 ESPP, employees may purchase shares of the Company’s common stock at a price per share equal to 85% of the lower of the fair market value of the common stock on the first trading day of the offering period or on the exercise date. The 2018 ESPP provides for consecutive, overlapping 24-month offering periods, each of which will include four 6-month purchase periods. The Company’s first offering period under the 2018 ESPP commenced on July 18, 2018. During each of the three months ended March 31, 2022 and 2021, stock-based compensation expense related to the 2018 ESPP was $0.2 million.

9. Defined Contribution Plans

In January 2018, the Company established a defined contribution plan under Section 401(k) of the Internal Revenue Code (the “401(k) plan”). The 401(k) plan covers all employees who meet defined minimum age and service requirements. Employee contributions are voluntary and are determined on an individual basis, limited to the maximum amount allowable under U.S. federal tax regulations. The Company makes matching contributions of up to 4% of the eligible employees’ compensation to the 401(k) plan. During the three months ended March 31, 2022 and 2021, the Company made contributions to the 401(k) plan of $0.5 million and $0.2 million, respectively.

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

Overview

We are a clinical stage biotechnology company developing therapeutics which target immunomodulatory receptors present on immune effector cells involved in allergy, inflammatory and proliferative diseases. Our most advanced antibodies are lirentelimab (AK002) and AK006. Lirentelimab targets Siglec-8, an inhibitory receptor expressed selectively on eosinophils and mast cells. Lirentelimab has been studied in a number of human clinical studies and has shown the ability to deplete eosinophils inhibit mast cell activation, and improve patient reported symptoms. We are developing lirentelimab for the treatment of eosinophilic gastritis (“EG”) /eosinophilic duodenitis (“EoD”), eosinophilic esophagitis (“EoE”), atopic dermatitis, chronic spontaneous urticaria and potentially additional indications. AK006 targets Siglec-6, an inhibitory receptor selectively expressed on mast cells. AK006 appears to have the potential to provide deeper mast cell inhibition than lirentelimab and, in addition to its inhibitory activity, reduce mast cell numbers. We plan to begin human studies with AK006 in the first half of 2023.

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

The Phase 2 EG and/or EoD study with lirentelimab (ENIGMA 1) met all prespecified primary and secondary endpoints when compared to placebo and results were published in The New England Journal of Medicine. More recently, the ENIGMA 2 study met the histologic co-primary endpoint but failed to meet the symptomatic co-primary endpoint when compared to placebo in the fourth quarter of 2021. Similarly, the KRYPTOS study met the histologic co-primary endpoint but failed to meet the symptomatic co-primary endpoint when compared to placebo. After conducting post-hoc analyses, we believe that the trials missed their symptomatic co-primary endpoints due to the inclusion of mild patients and/or patients who had not failed standard of care. Although post-hoc analyses cannot be used to establish efficacy, these analyses can be helpful in generating hypothesis for future clinical studies. Based on these analyses, we believe that lirentelimab may have potential to treat the more severe EG/EoD and EoE patient populations. As a result, we plan to conduct additional studies with lirentelimab in these indications after discussions with the FDA.

Beyond EoE, EG and EoD, additional lirentelimab clinical testing is ongoing or planned. Allakos initiated a randomized, double-blind, placebo controlled Phase 2 clinical trial of subcutaneous (SC) lirentelimab in adult patients with moderate-to-severe atopic dermatitis. The company also announced plans to initiate a randomized, double-blind, placebo-controlled trials of SC lirentelimab in patients with chronic spontaneous urticaria in the middle of 2022. Both diseases are complex, chronic inflammatory skin diseases believed to be driven by activated eosinophils and mast cells.

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

To date, we have not had any products approved for sale and have not generated any revenue nor been profitable. Further, we do not expect to generate revenue from product sales until such time, if ever, that we are able to successfully complete the development and obtain marketing approval for one of our product candidates. We will continue to require additional capital to develop our product candidates and fund operations for the foreseeable future. We have incurred significant operating losses to date and expect to incur significant operating losses for the foreseeable future. Our net losses were $197.0 million and $55.6 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, we had an accumulated deficit of $809.8 million.

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

As of March 31, 2022, we had cash, cash equivalents and marketable securities of $246.7 million, which we believe will be sufficient to fund our planned operations for at least the next 12 months from the issuance of our financial statements.

Vendor Termination Agreement

Approximately $231.2 million of the $284.8 million total noncancellable purchase obligations as of December 31, 2021 related to various manufacturing services agreements with Lonza AG or affiliates (such agreements, the “MSAs”). On February 14, 2022 (the “Effective Date”), the Company entered into a termination agreement (the “Termination Agreement”) with Lonza AG, Lonza Sales Ltd and Lonza Sales AG (collectively, “Lonza”) regarding all outstanding manufacturing service agreements. Lonza will continue to provide certain services to us, including completion of cGMP batches already underway and other services to assist with the transition post-termination. The Termination Agreement provides that the Company shall pay 126 million Swiss Francs, approximately $137 million (the “Termination Amount”) to Lonza, as a result of such termination. In accordance with the terms of the Termination, we paid 95% of the Termination Amount (approximately $130 million) during the first quarter of 2022. The remaining 5% (approximately $7 million) is to be paid within 30 days of the release of the remaining cGMP batches expected to occur around the middle of 2022. The Termination Agreement contains mutual releases by all parties thereto, for all claims known and unknown, relating and arising out of, or connected with, the MSAs and the subject matter(s) thereof, subject to certain exceptions.

In addition, Lonza held or had placed orders for raw materials to be used in the course of services Lonza was to provide to the Company. Pursuant to the Termination Agreement, the cost of such raw materials was included in the Termination Amount. The Company will hold title to such raw materials and may repurpose these items through use elsewhere or resale to the extent possible.

As the agreement was terminated on February 14, 2022, the Company recognized the costs associated with the Termination Agreement during the first quarter of 2022 in accordance with ASC 420 except for approximately $6.0 million attributed to services remaining to be rendered by Lonza and therefore to be expensed in future periods as the services are performed.

Reorganization Plan

Under the Reorganization Plan, the Company reduced its workforce by approximately 35%. Impacted employees received notice that their positions will be eliminated on February 16, 2022. At the time of departure from the Company, impacted employees were eligible to receive severance benefits and Company funded COBRA premiums, contingent upon an impacted employee’s execution (and non-revocation) of a customary separation agreement, which includes a general release of claims against the Company.

In connection with the Reorganization Plan, the Company recognized restructuring charges of approximately $5.2 million during the first quarter of 2022, related to severance payments and other employee-related separation costs, of which $2.6 million was unpaid as of March 31, 2022 and reflected in accrued expenses and other current liabilities. The Company may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the reduction in workforce.

In addition, the Board determined that it was in the best interests of the Company and its stockholder to put in place arrangements designed to provide that the Company will have the continued dedication and commitment of those employees, including executives, determined to be key to the planned go-forward operations. The Board approved, and management implemented a retention program for employees staying with the company and includes cash retention bonuses totaling $3.1 million for certain retained employees and grants of RSUs totaling 8.2 million awards in aggregate to all employees. Half of these RSUs are time-based RSUs with four-year vesting and half are performance-based with full vesting occurring only if the Company achieves all primary endpoints in any of its Phase 2/3 clinical studies other than the Phase 3 Eosinophilic Duodenitis study expected to readout data in Q3 2022. The cash retention bonuses are required to be repaid in full if the employee leaves the Company prior to December 31, 2023. As a result, these cash retention bonuses are being amortized over the requisite service period, with $0.1 million expense recorded during the three months ended March 31, 2022.

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
•
costs incurred under service agreements with contract development and manufacturing organizations (“CDMOs”) for the manufacture and fill finish of our product candidates, as well as any costs required to cancel any related purchase obligations;
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

We anticipate that our research and development expenses will decrease compared to the three months ended March 31, 2022 and will fluctuate from quarter-to-quarter in the future, primarily driven by the timing of costs associated with the manufacturing of our lead product candidate, lirentelimab, as we refine the frequency and increase the scale of our manufacturing batches. Additionally, we expect costs to fluctuate from quarter-to-quarter associated with our ongoing and future early, mid and late-stage clinical trials for various indications.

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

We anticipate that our general and administrative expenses will fluctuate from quarter-to-quarter in the future to support our continued research and development activities, as well as progress on our preliminary commercial development activities, including costs related to personnel, outside consultants, attorneys and accountants, stock-based compensation, among others. Additionally, we expect to incur costs associated with continuing to operate as a public company, including expenses related to maintaining compliance with the rules and regulations of the SEC, and those of any national securities exchange on which our securities are traded, additional insurance premiums, investor relations activities and other ancillary administrative and professional services.

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

We did not incur any milestone expense for the three months ended March 31, 2022 and 2021. As of March 31, 2022, we have not incurred any royalty liabilities related to our license agreements, as product sales have not yet commenced.

Exclusive License Agreement with The Johns Hopkins University

In December 2013, we entered into a license agreement with JHU for a worldwide exclusive license to develop, use, manufacture and commercialize covered product candidates including lirentelimab, which was amended in September 2016. Under the terms of the agreement, we have made upfront and milestone payments of $0.7 million through March 31, 2022. We may be required to make aggregate additional milestone payments of up to $1.8 million. We also issued 88,887 shares of common stock as consideration under the JHU license agreement. In addition to milestone payments, we are also subject to low single-digit royalties to JHU based on future net sales of each licensed therapeutic product candidate by us and our affiliates and sublicensees, with up to a low six-digit dollar minimum annual royalty payment.

Non-exclusive License Agreement with BioWa Inc. and Lonza Sales AG

In October 2013, we entered into a tripartite agreement with BioWa and Lonza for the non-exclusive worldwide license to develop and commercialize product candidates including lirentelimab that are manufactured using a technology jointly developed and owned by BioWa and Lonza. Under the terms of the agreement, we have made milestone payments of $3.4 million through March 31, 2022 and we may be required to make aggregate additional milestone payments of up to $38.0 million. In addition to milestone payments, we are also subject to minimum annual commercial license fees of $40,000 per year to BioWa until such time as BioWa receives royalty payments, as well as low single-digit royalties to BioWa and to Lonza. Royalties are based on future net sales by us and our affiliates and sublicensees.

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

On an ongoing basis, we evaluate our judgments and estimates in light of changes in circumstances, facts and experience. During the three months ended March 31, 2022, there were no other changes to our critical accounting policies and estimates as disclosed in our 2021 Annual Report on Form 10-K.

Recent Accounting Pronouncements

See Note 2 to our unaudited financial statements for recently issued accounting pronouncements, including the respective effective dates of adoption and effects on our results of operations and financial condition.

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended March 31,
	2022	2021
Operating expenses
Research and development	$176,807	$38,915
General and administrative	18,844	16,670
Total operating expenses	195,651	55,585
Loss from operations	(195,651)	(55,585)
Interest income	83	130
Other expense, net	(1,455)	(103)
Net loss	(197,023)	(55,558)
Unrealized loss on marketable securities	(316)	80
Comprehensive loss	$(197,339)	$(55,478)

Research and Development Expenses

Research and development expenses were $176.8 million for the three months ended March 31, 2022 compared to $38.9 million for the three months ended March 31, 2021, an increase of $137.9 million. The first quarter of 2022 includes $130.5 million related to the Lonza Termination agreement and $4.6 million of costs as a result of the Reorganization Plan. Additionally, the period-over-period increase in research and development expenses included an additional $3.1 million of equipment and overhead related costs primarily due to the new corporate facility and $2.3 million of additional contract research and development and clinical costs primarily relating to lirentelimab (AK002). This was offset by a decrease of $1.0 million in personnel-related costs after excluding the costs relating to the Reorganization Plan and a decrease of $1.8 million in professional and other research and development expenses.

General and Administrative Expenses

General and administrative expenses were $18.8 million for the three months ended March 31, 2022 compared to $16.7 million for the three months ended March 31, 2021, an increase of $2.1 million. The period-over-period increase in general and administrative expenses was primarily due to the $4.3 million related to costs as a result of the Reorganization Plan incurred in the first quarter of 2022 offset by $1.1 million decrease in other personnel-related costs and $1.1 million decrease in marketing, professional and other general and administrative expenses.

Other Expense, Net

A loss of $1.5 million was recognized in other expense, net for the three months ended March 31, 2022 compared to a loss of $0.1 million for the three months ended March 31, 2021. The fluctuation was primarily attributed to foreign currency charges associated with payments made under the Termination Agreement with Lonza.

Liquidity and Capital Resources

Sources of Liquidity

As of March 31, 2022, we had cash, cash equivalents and marketable securities of $246.7 million. Based on our existing business plan, we believe that our current cash, cash equivalents and marketable securities will be sufficient to fund our anticipated level of operations through at least the next 12 months from the issuance of our financial statements.

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

We were not obligated to and did not make any sales of shares of our common stock under the Sales Agreement. The Sales Agreement was terminated effective February 24, 2022.

Summary Cash Flows

Comparison of the Three Months Ended March 31, 2022 and 2021

The following table summarizes the primary sources and uses of our cash, cash equivalents, and restricted cash for the periods indicated (in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash used in operating activities	$(174,287)	$(46,259)
Net cash provided by investing activities	57,412	4,288
Net cash provided by financing activities	347	4,783
Net increase in cash, cash equivalents and restricted cash	$(116,528)	$(37,188)

Cash Used in Operating Activities

Net cash used in operating activities was $174.3 million for the three months ended March 31, 2022, which was primarily attributable to our net loss of $197.0 million adjusted for net noncash charges of $15.1 million and net changes in operating assets and liabilities of $7.7 million. Noncash charges included approximately $11.4 million in stock-based compensation expense, $2.1 million in depreciation and amortization expense, $1.1 million in amortization of premiums and discounts on marketable securities and $0.4 million in noncash lease expense.

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

Cash Provided by Investing Activities

Net cash provided by investing activities was $57.4 million for the three months ended March 31, 2022, which consisted of $60.0 million in proceeds from maturities of marketable securities and $20.0 million in proceeds from sales of marketable securities, partially offset by $20.0 million for the purchases of marketable securities and $2.6 million for the purchases of property and equipment.

Net cash provided by investing activities was $4.3 million for the three months ended March 31, 2021, which consisted of $180.0 million in proceeds from maturities of marketable securities, partially offset by $174.8 million for the purchases of marketable securities and $0.9 million for the purchases of property and equipment.

Cash Provided by Financing Activities

Net cash provided by financing activities was $0.3 million for the three months ended March 31, 2022 primarily related to proceeds of $0.1 million received employees for the exercise of stock options and $0.2 million received from employees for the purchase of common stock through the 2018 ESPP.

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

In the normal course of business, we enter into contracts with clinical CROs, clinical investigative sites and other counterparties assisting with our preclinical studies and clinical trials. Such contracts are generally cancellable, with varying provisions regarding termination. In the event of a contract being terminated, we would only be obligated for services received as of the effective date of the termination, along with cancellation fees, as applicable. Additionally, we have entered into agreements with certain vendors for the provision of goods and services, which includes development and manufacturing services with CDMOs. These agreements may include certain provisions for purchase obligations and termination obligations that could require payment for the cancellation of committed purchase obligations or for early termination of the agreements. The amounts of the cancellation or termination payments may vary and are based on the timing of the cancellation or termination and the specific terms of the agreements. The Company expects to enter into additional collaborative research, contract research, clinical and commercial manufacturing, and supplier agreements in the future, which may require significant upfront payments and long-term commitments of capital resources. Additionally, see Note 6, Leases, and Note 7, Contingencies, to our unaudited interim financial statements for further information relating to lease commitments, indemnification obligations and other commitments.

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

Foreign Currency Sensitivity

Our primary operations are transacted in U.S. Dollars, however, certain service agreements with third parties are denominated in currencies other than the U.S. Dollar, primarily the British Pound and Euro. As such, we are subject to foreign exchange risk and therefore, fluctuations in the value of the U.S. Dollar against the British Pound and Euro may impact the amounts reported for expenses and obligations incurred under such agreements. We do not currently engage in any hedging activity to reduce our potential exposure to currency fluctuations, although we may choose to do so in the future. Excluding the portion of the Termination Amount paid during the three months ended March 31, 2022, a hypothetical 10% change in foreign exchange rates during any of the periods presented would not have had a material impact on our financial condition or results of operations.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. As of March 31, 2022, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As a result of COVID-19, including the related stay-at-home and shelter-in-place orders mandated by state and local governments in which we operate, most of our employees, including those responsible for financial reporting, have or continue to work remotely a significant amount of time. As part of our Company’s transition to a hybrid/remote workforce, we took precautionary actions to re-evaluate our financial reporting process to provide assurance that we could report our financial results accurately and timely. We will continue to monitor and assess new potential impacts of COVID-19 on the design and operating effectiveness of our internal controls going forward.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Information on our legal proceedings is set forth in Note 7 to the Unaudited Interim Financial Statements included under Part I, Item 1.

Item 1A. Risk Factors.

Except as set forth below, the Company’s risk factors have not materially changed from those previously disclosed in Part 1, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021.

We have incurred significant net losses since inception and we expect to continue to incur significant net losses for the foreseeable future.

We have incurred net losses in each reporting period since our inception, have not generated any revenue to date and have financed our operations principally through the sale and issuance of common stock and preferred stock. Our net losses were $269.9 million for the year ended December 31, 2021 and $197.0 million for the three months ended March 31, 2022. As of March 31, 2022, we had an accumulated deficit of $809.8 million. We have devoted substantially all of our resources and efforts to research and development. Our lead compound, lirentelimab, is in clinical development, and our other product candidates are in preclinical development. As a result, we expect that it will be several years, if ever, before we generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to develop and market additional potential products.

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

As of March 31, 2022, we had $246.7 million in cash, cash equivalents and investments in marketable securities, which includes proceeds from our July 2018 initial public offering and concurrent private placement that we completed on July 23, 2018 and from our subsequent follow-on offerings in August 2019 and November 2020, after deducting underwriting discounts and commissions. We believe that our existing cash, cash equivalents and investments in marketable securities will enable us to fund our operating expenses and capital expenditure requirements through at least the next 12 months. Our estimate as to how long we expect our existing cash, cash equivalents and investments in marketable securities to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

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

The market price of our common stock may be volatile and, in the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We are currently and may in the future be the target of this type of litigation. For example, on March 10, 2020, a putative securities class action complaint captioned Kim v. Allakos et al., No. 20-cv-01720 (N.D. Cal.) was filed in the United States District Court for the Northern District of California against us, our Chief Executive Officer, Dr. Robert Alexander, and our former Chief Financial Officer, Mr. Leo Redmond. The complaint asserts claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and seeks damages based on alleged material misrepresentations and omissions concerning our Phase 2 clinical trials of lirentelimab. The proposed class period is August 5, 2019, through December 17, 2019, inclusive. This or other securities litigation against us could result in substantial costs and divert our management's attention from other business concerns, which could seriously harm our business. On March 31, 2022, the Court granted the defendants’ motion to dismiss, with leave to amend. On April 29, 2022, the plaintiffs filed a second amended complaint which extended the proposed class period from December 17, 2019 to December 21, 2021 and added additional claims related to the Company’s Phase 3 ENIGMA clinical trial. The defendants intend to file a further motion to dismiss. This or other securities litigation against us could result in substantial costs and divert our management's attention from other business concerns, which could seriously harm our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable

Item 3. Defaults Upon Senior Securities.

Not applicable

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

None

Item 6. Exhibits.

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Number	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-38582	3.1	7/24/2018

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-38582	3.2	7/24/2018

10.1*#	Master Development Services Agreement between the Registrant and Samsung Biologics Co., Ltd., dated March 31, 2022.

10.2*+	Outside Director Compensation Policy.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, has been formatted in Inline XBRL.

* Filed herewith.

** Furnished herewith.

+ Indicates management contract or compensatory plan.

# Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Allakos Inc.

Date: May 6, 2022	By:	/s/ Robert Alexander
Robert Alexander, Ph.D.
Chief Executive Officer and Director (Principal Executive Officer)

Date: May 6, 2022	By:	/s/ H. Baird Radford, III
H. Baird Radford, III
Chief Financial Officer (Principal Financial and Accounting Officer)