Form 10-Q
period 2022-06-30
Allakos Inc.
filed 2022-08-04
CIK 1564824

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 1, 2022, the registrant had 54,844,080 shares of common stock outstanding.

ALLAKOS INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited).

allakos inc.

balance sheets

(in thousands, except per share data)

	June 30,	December 31,
	2022	2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$82,452	$152,822
Investments	129,987	271,416
Prepaid expenses and other current assets	9,427	27,343
Total current assets	221,866	451,581
Property and equipment, net	41,300	43,100
Operating lease right-of-use assets	31,962	31,707
Other long-term assets	11,781	8,436
Total assets	$306,909	$534,824
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,865	$13,692
Accrued expenses and other current liabilities	26,638	26,557
Total current liabilities	36,503	40,249
Operating lease liabilities, net of current portion	47,597	49,099
Total liabilities	84,100	89,348
Contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 20,000 shares authorized as of June 30, 2022 and December 31, 2021; no shares issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value per share; 200,000 shares authorized as of June 30, 2022 and December 31, 2021; 54,844 and 54,622 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	54	54
Additional paid-in capital	1,081,965	1,058,399
Accumulated other comprehensive loss	(260)	(153)
Accumulated deficit	(858,950)	(612,824)
Total stockholders’ equity	222,809	445,476
Total liabilities and stockholders’ equity	$306,909	$534,824

See accompanying notes to unaudited interim financial statements

Allakos Inc.

Statements of Operations and Comprehensive Loss

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Operating expenses
Research and development	$34,448	$40,985	$211,255	$79,900
General and administrative	14,669	16,210	33,513	32,880
Total operating expenses	49,117	57,195	244,768	112,780
Loss from operations	(49,117)	(57,195)	(244,768)	(112,780)
Interest income	104	103	187	233
Other expense, net	(90)	(117)	(1,545)	(220)
Net loss	(49,103)	(57,209)	(246,126)	(112,767)
Unrealized gain (loss) on investments	209	(56)	(107)	24
Comprehensive loss	$(48,894)	$(57,265)	$(246,233)	$(112,743)
Net loss per common share:
Basic and diluted	$(0.90)	$(1.07)	$(4.50)	$(2.11)
Weighted-average number of common shares outstanding:
Basic and diluted	54,798	53,669	54,742	53,429

See accompanying notes to unaudited interim financial statements

Allakos Inc.

Statements of STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	54,622	$54	$1,058,399	$(153)	$(612,824)	$445,476
Stock-based compensation expense	—	—	11,392	—	—	11,392
Issuance of common stock upon exercise of stock options	34	—	104	—	—	104
Issuance of common stock upon 2018 ESPP purchase	42	—	243	—	—	243
Issuance of common stock upon vesting of restricted stock units	63	—	—	—	—	—
Unrealized loss on investments	—	—	—	(316)	—	(316)
Net loss	—	—	—	—	(197,023)	(197,023)
Balance at March 31, 2022	54,761	$54	$1,070,138	$(469)	$(809,847)	$259,876
Stock-based compensation expense	—	—	11,761	—	—	11,761
Issuance of common stock upon exercise of stock options	25	—	66	—	—	66
Issuance of common stock upon vesting of restricted stock units	58	—	—	—	—	—
Unrealized gain on investments	—	—	—	209	—	209
Net loss	—	—	—	—	(49,103)	(49,103)
Balance at June 30, 2022	54,844	$54	$1,081,965	$(260)	$(858,950)	$222,809

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2020	53,081	$53	$997,298	$8	$(342,964)	$654,395
Stock-based compensation expense	—	—	12,354	—	—	12,354
Issuance of common stock upon exercise of stock options	321	—	3,788	—	—	3,788
Issuance of common stock upon 2018 ESPP purchase	17	—	995	—	—	995
Issuance of common stock upon vesting of restricted stock units	38	—	—	—	—	—
Unrealized gain on investments	—	—	—	80	—	80
Net loss	—	—	—	—	(55,558)	(55,558)
Balance at March 31, 2021	53,457	$53	$1,014,435	$88	$(398,522)	$616,054
Stock-based compensation expense	—	—	11,397	—	—	11,397
Issuance of common stock upon exercise of stock options	443	—	800	—	—	800
Issuance of common stock upon vesting of restricted stock units	36	—	—	—	—	—
Unrealized loss on investments	—	—	—	(56)	—	(56)
Net loss	—	—	—	—	(57,209)	(57,209)
Balance at June 30, 2021	53,936	53	1,026,632	32	(455,731)	570,986

See accompanying notes to unaudited interim financial statements

Allakos Inc.

Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2022	2021
Cash flows from operating activities
Net loss	$(246,126)	$(112,767)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,064	747
Stock-based compensation	23,153	23,751
Net amortization of premiums and discounts on investments	1,616	1,211
Noncash lease expense	961	1,541
Loss on disposal of property and equipment	28	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	17,621	(4,072)
Other long-term assets	(4,148)	(13,844)
Accounts payable	(3,645)	(2,034)
Accrued expenses and other current liabilities	1,969	7,952
Operating lease liabilities, net of current portion	(2,550)	1,474
Net cash used in operating activities	(207,057)	(96,041)
Cash flows from investing activities
Purchases of investments	(19,988)	(215,461)
Proceeds from sales of investments	19,989	—
Proceeds from maturities of investments	140,000	310,000
Proceeds from sale of property and equipment	1,169	—
Purchases of property and equipment	(5,699)	(7,302)
Net cash provided by investing activities	135,471	87,237
Cash flows from financing activities
Proceeds from exercise of stock options	170	4,588
Proceeds from issuance of common stock under the 2018 ESPP	243	995
Net cash provided by financing activities	413	5,583
Net increase (decrease) in cash, cash equivalents and restricted cash	(71,173)	(3,221)
Cash, cash equivalents and restricted cash, beginning of period	155,097	209,452
Cash, cash equivalents and restricted cash, end of period	$83,924	$206,231
Supplemental disclosures
Noncash investing and financing items:
Lessor-funded lease incentives included in property and equipment	$—	$5,348
Increase (decrease) in payables related to purchase of property and equipment	$(2,238)	$4,786

See accompanying notes to unaudited interim financial statements

ALLAKOS INC.

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

1. Organization and Business

Allakos Inc. (“Allakos” or the “Company”) was incorporated in the state of Delaware in March 2012. Allakos is a clinical stage biopharmaceutical company focused on the development of lirentelimab (AK002) and AK006 for the treatment of eosinophil and mast cell related diseases. The Company’s primary activities to date have included establishing its facilities, recruiting personnel, conducting research and development of its product candidates and raising capital. The Company’s operations are located in San Carlos, California. The Company operates in one reportable segment.

Since inception, the Company has incurred net losses and negative cash flows from operations. During the six months ended June 30, 2022, the Company incurred a net loss of $246.1 million and used $207.1 million of cash in operations. At June 30, 2022, the Company had an accumulated deficit of $859.0 million and does not expect to experience positive cash flows from operating activities in the foreseeable future. The Company has financed its operations to date primarily through the sale of common stock. Management expects to incur additional operating losses in the future as the Company continues to further develop, seek regulatory approval for and, if approved, commence commercialization of its product candidates.

Due to the clinical study results released in December 2021, our Board of Directors approved in February 2022 plans to reduce our contractual commitments and a reorganization plan (the “Reorganization Plan”) to reduce operating costs and better align our workforce with the clinical development plans of our business. As part of this, the Company entered into a termination agreement (the “Termination Agreement”) with Lonza AG, Lonza Sales Ltd and Lonza Sales AG (collectively, “Lonza AG”) regarding all outstanding manufacturing service agreements in February 2022.

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

The interim balance sheet as of June 30, 2022, the statements of operations and comprehensive loss, statements of stockholders’ equity and statements of cash flows for the six months ended June 30, 2022 and 2021 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair presentation of the Company’s financial position as of June 30, 2022 and its results of operations and comprehensive loss for the three and six months ended June 30, 2022 and 2021 and its cash flows for the six months ended June 30, 2022 and 2021. Certain information and note disclosures normally included in annual audited financial statements prepared in accordance with U.S. GAAP have been omitted. The financial data and the other financial information disclosed in these notes to the interim financial statements are also unaudited. The results of operations for any interim period are not necessarily indicative of the results to be expected for the entire year or for any other future annual or interim period. The balance sheet as of June 30, 2022 included herein was derived from the audited financial statements as of that date. These interim financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2022.

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

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to credit risk principally consist of cash, cash equivalents and investments. These financial instruments are held in accounts at a single financial institution that management believes possesses high credit quality. Amounts on deposit with this financial institution have and will continue to exceed federally-insured limits. The Company has not experienced any losses on its cash deposits. Additionally, the Company’s investment policy limits its investments to certain types of securities issued by or backed by the U.S. government and its agencies.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Company’s balance sheets and which, in aggregate, represent the amounts reported in the accompanying statements of cash flows (in thousands):

	June 30,	December 31,
	2022	2021
Cash and cash equivalents	$82,452	$152,822
Restricted cash in other long-term assets	1,472	2,275
Total	$83,924	$155,097

	June 30,	December 31,
	2021	2020
Cash and cash equivalents	$203,956	$207,177
Restricted cash in other long-term assets	2,275	2,275
Total	$206,231	$209,452

Restricted cash at June 30, 2022 represents $1.5 million in security deposits for the lease of the Company’s facility in San Carlos, California. The security deposit is in the form of a letter of credit secured by restricted cash.

Investments

The Company invests in marketable securities, primarily securities issued by the United States government and its agencies. The Company’s investments are considered available-for-sale and are classified as current assets even when the stated maturities of the underlying securities exceed one year from the date of the current balance sheet being reported. This classification reflects management’s ability and intent to utilize proceeds from the sale of such investments to fund ongoing operations. Unrealized gains and losses are excluded from earnings and are reported as a component of accumulated other comprehensive gain. The cost of securities sold is determined using the specific-identification method. Interest earned and adjustments for the amortization of premiums and discounts on investments are included in interest income, net, on the statements of operations and comprehensive loss. Realized gains and losses and declines in fair value judged to be other than temporary, if any, on investments in marketable securities are included in other expense, net, on the statements of operations and comprehensive loss.

Going Concern

Cash, cash equivalents and investments, excluding restricted cash, at June 30, 2022 totaled $212.4 million, compared to $424.2 million at December 31, 2021. Management believes that existing cash, cash equivalents and investments will be sufficient for the Company to continue as a going concern for at least 12 months from the issuance date of these unaudited interim financial statements. Management’s view regarding sufficiency of cash and liquidity is primarily based on the Company’s operating plans and financial forecast. Management’s estimates as to how long it expects the Company’s cash, cash equivalents and investments to continue to fund operations is based on assumptions that may prove to be wrong, and the Company could use its available capital resources sooner than it currently expects.

Factors that may affect the Company’s capital needs include, but are not limited to:

•
the number, scope, and timing of clinical indications and clinical trials the Company decides to pursue;
•
the scope and costs of manufacturing activities;
•
the extent to which the Company acquires or in-licenses other product candidates and technologies, if any;
•
the cost, timing and outcome of regulatory review of the Company’s product candidates;

•
the cost and timing of establishing sales and marketing capabilities for product candidates receiving marketing approval, if any;
•
the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
•
the Company’s efforts to enhance operational systems and ability to attract, hire and retain qualified personnel, including personnel to support the development of the Company’s product candidates; and
•
the costs associated with being a public company.

The Company intends to raise additional capital to support its ongoing and future clinical development and business operations. To the extent the Company raises additional funds through the sale of equity or convertible debt securities, the issuance of such securities will result in dilution to stockholders. There can be no assurance that sufficient funding will be available on favorable terms, or at all. The Company’s ability to raise additional capital may be adversely impacted by potential worsening of global economic conditions and volatility of financial markets in the United States and worldwide. If adequate funds are not available, the Company may be required to obtain funds by entering into collaboration, licensing or debt agreements on potentially unfavorable terms. If the Company is unable to raise funds on favorable terms, or at all, it may have to reduce its operating expenses and potentially delay, reduce or terminate some or all of its clinical development efforts, which would have a material adverse effect on the Company’s business, financial condition and results of operations.

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

Comprehensive Loss

Comprehensive loss is defined as the change in stockholders’ equity during a period from transactions and other events and circumstances from non-owner sources. The differences between net loss and comprehensive loss for the three and six months ended June 30, 2022 and 2021 are a result of unrealized gains and losses on the Company’s investments included in current assets on the Company’s balance sheets.

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

Basic and diluted net loss per share was calculated as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(49,103)	$(57,209)	$(246,126)	$(112,767)
Denominator:
Weighted-average shares of common stock outstanding, basic and diluted	54,798	53,669	54,742	53,429
Net loss per share, basic and diluted	$(0.90)	$(1.07)	$(4.50)	$(2.11)

The following table sets forth the potentially dilutive securities that have been excluded from the calculation of diluted net loss per share due to their anti-dilutive effect for the periods indicated (in thousands):

	Six Months Ended
	June 30,
	2022	2021
Options to purchase common stock	5,543	5,826
Unvested restricted stock units	4,839	1,021
Unvested performance stock units	3,809	—
Shares issuable under employee stock purchase plans	67	8
Total	14,258	6,855

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

3. Fair Value Measurements

The Company measures and reports certain financial instruments as assets and liabilities at fair value on a recurring basis. The Company’s financial assets measured at fair value on a recurring basis were as follows (in thousands):

	June 30, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$80,736	$—	$—	$80,736
Total cash equivalents	80,736	—	—	80,736
Investments:
U.S. treasuries	129,987	—	—	129,987
Total investments	129,987	—	—	129,987
Total cash equivalents and investments	$210,723	$—	$—	$210,723

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$150,781	$—	$—	$150,781
Total cash equivalents	150,781	—	—	150,781
Investments:
U.S. treasuries	271,416	—	—	271,416
Total investments	271,416	—	—	271,416
Total cash equivalents and investments	$422,197	$—	$—	$422,197

The Company evaluates transfers between levels at the end of each reporting period. There were no transfers of assets or liabilities between levels during the three and six months ended June 30, 2022 and 2021.

4. Investments

All investments were considered available-for-sale at June 30, 2022. The amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s investments by major security type at June 30, 2022 and December 31, 2021 are summarized in the table below (in thousands):

	June 30, 2022
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale securities:
U.S. treasuries classified as investments	$130,247	$—	$(260)	$129,987
Total available-for-sale securities	$130,247	$—	$(260)	$129,987

	December 31, 2021
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale securities:
U.S. treasuries classified as investments	$271,570	$2	$(156)	$271,416
Total available-for-sale securities	$271,570	$2	$(156)	$271,416

The amortized cost of available-for-sale securities is adjusted for amortization of premiums and accretion of discounts to maturity. As of June 30, 2022 and December 31, 2021, the aggregate fair value of securities held by the Company in an unrealized loss position for less than twelve months was $130.0 million and $241.4 million, respectively. These securities had remaining maturities of less than one year. The Company has the intent and ability to hold such securities until recovery and has determined that there has been no material change to their credit risk. As a result, the Company determined it did not hold any investments with a credit loss at June 30, 2022 and December 31, 2021.

There were no material realized gains or losses recognized on the sale or maturity of available-for-sale securities during the three and six months ended June 30, 2022 and 2021, and as a result, there were no material reclassifications out of accumulated other comprehensive gain (loss) for the same periods.

5. Balance Sheet Components and Supplemental Disclosures

Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Laboratory equipment	$6,092	$4,676
Furniture and office equipment	3,947	1,947
Capitalized software	4,062	—
Leasehold improvements	32,458	4,581
Construction-in-progress	—	37,704
	46,559	48,908
Less accumulated depreciation	(5,259)	(5,808)
Property and equipment, net	$41,300	$43,100

Depreciation and amortization expense for the three months ended June 30, 2022 and 2021 was $1.9 million and $0.4 million, respectively. Depreciation and amortization expense for the six months ended June 30, 2022 and 2021 was $4.1 million and $0.7 million, respectively. Assets included within construction-in-progress primarily related to leasehold improvements and other equipment relating to our new San Carlos headquarters and were placed into service during the first quarter of 2022.

Other Long-Term Assets

Other long-term assets were $11.8 million and $8.4 million as of June 30, 2022 and December 31, 2021, respectively. Other long-term assets at June 30, 2022 and December 31, 2021 included $8.6 million and $5.9 million in advance payments to CDMOs for development and manufacturing services to be provided more than one year from now.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Accrued contract research and development expense	$16,411	$16,215
Accrued compensation and benefits expense	4,643	3,172
Current portion of operating lease liabilities	4,145	2,316
Other current liabilities	1,439	4,854
Total	$26,638	$26,557

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

The 2018 Redwood City Lease included monthly base rent amounts escalating over the term of the lease. In addition, the lessor provided for a tenant improvement allowance (“TIA”) of up to $1.4 million, which was fully utilized. The TIA was recorded as leasehold improvements, with offsetting adjustments recorded to the associated operating lease right of use asset included on the Company’s balance sheets as of December 31, 2021.

In November 2021 the Company entered into a lease termination agreement (the “Lease Termination Agreement”) with respect to the 2018 Redwood City Lease. Pursuant to the Lease Termination Agreement, the 2018 Redwood City Lease was terminated effective April 30, 2022. The Company accounted for this change in lease term as a modification of the original lease. As a result of the modification, the operating right-of-use asset and lease liability were remeasured during the fourth quarter of 2021.

During the second quarter of 2022, the landlord paid $1.1 million in connection with the early termination and upon satisfaction of all remaining conditions including the delivery of certain equipment and other assets related to the building.

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

Classification of Operating Leases

The 2018 Redwood City Lease and the 2019 San Carlos Lease required security deposits of $0.8 million and $1.5 million, respectively, which the Company satisfied by establishing letters of credit secured by restricted cash. Restricted cash related to the Company’s lease agreements are recorded in other long-term assets or other current assets on the Company’s balance sheets depending on the timing in which the security deposit is expected to be returned. During the second quarter of 2022 and in accordance with the lease termination, the restrictions associated with the $0.8 million security deposit for the 2018 Redwood City Lease was released and such funds were recorded as cash and cash equivalents as of June 30, 2022.

Classification of the Company’s operating lease liabilities included on the Company's balance sheets at June 30, 2022 and December 31, 2021 was as follows (in thousands):

	June 30,	December 31,
	2022	2021
Operating lease liabilities
Current portion included in accrued expenses and other current liabilities	$4,145	$2,316
Operating lease liabilities, net of current portion	47,597	49,099
Total operating lease liabilities	$51,742	$51,415

The components of lease costs included in operating expenses in the Company’s statements of operations and comprehensive loss were as follows (in thousands):

	Three Months Ended		Six Months Ended June 30,
	June 30,		June 30,
	2022	2021	2022	2021
Operating lease costs	$1,471	$1,675	$2,925	$3,409
Variable costs	1,005	152	1,688	239
Total lease costs	$2,476	$1,827	$4,613	$3,648

Variable costs included in the table above represent amounts the Company pays related to property taxes, insurance, maintenance and repair costs.

Cash paid for amounts included in the measurement of the Company’s operating lease liabilities and presented within cash used in operating activities in the statements of cash flows was $3.4 million and $0.6 million for the six months ended June 30, 2022 and 2021, respectively.

Cash received for amounts related to tenant improvement allowances from lessors was $1.0 million and $5.1 million for the six months ended June 30, 2022 and 2021, respectively.

Operating Lease Obligations

Future lease payments required under operating leases included on the Company’s balance sheet at June 30, 2022 are as follows (in thousands):

Fiscal Year Ending December 31,
2022 (remaining 6 months)	$4,687
2023	7,061
2024	7,273
2025	7,492
2026	7,716
Thereafter	40,679
Total future lease payments	74,908
Less:
Present value adjustment	23,166
Present value of future lease incentives	—
Operating lease liabilities	$51,742

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used its incremental borrowing rate based on the information available at the lease commencement date. As of June 30, 2022, the weighted-average remaining lease term of the Company’s leases was 9.2 years and the weighted-average discount rate used to determine the operating lease liabilities included on the balance sheet was 8.5%.

As of June 30, 2022, the Company was not party to any lease agreements containing material residual value guarantees or material restrictive covenants.

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

The Company did not recognize any milestone expense for the three and six months ended June 30, 2022 and 2021. As of June 30, 2022, the Company has not incurred any royalty liabilities related to its license agreements, as product sales have not yet commenced.

Exclusive License Agreement with The Johns Hopkins University

In December 2013, the Company entered into a license agreement with The Johns Hopkins University (“JHU”) for a worldwide exclusive license to develop, use, manufacture and commercialize covered product candidates including lirentelimab, which was amended in September 2016. Under the terms of the agreement, the Company has made upfront and milestone payments of $0.7 million through June 30, 2022 and may be required to make aggregate additional milestone payments of up to $1.8 million. The Company also issued 88,887 shares of common stock as consideration under the JHU license agreement. In addition to milestone payments, the

Company is also subject to low single-digit royalties to JHU based on future net sales of each licensed therapeutic product candidate by the Company and its affiliates and sublicensees, with up to a low six-digit dollar minimum annual royalty payment.

Non-exclusive License Agreement with BioWa Inc. and Lonza Sales AG

In October 2013, the Company entered into a tripartite agreement with BioWa Inc. (“BioWa”), and Lonza Sales AG (“Lonza Sales”), for the non-exclusive worldwide license to develop and commercialize product candidates including lirentelimab that are manufactured using a technology jointly developed and owned by BioWa and Lonza Sales. Under the terms of the agreement, the Company has made milestone payments of $3.4 million through June 30, 2022 and may be required to make aggregate additional milestone payments of up to $38.0 million. In addition to milestone payments, the Company is also subject to minimum annual commercial license fees of $40,000 per year to BioWa until such time as BioWa receives royalty payments, as well as low single-digit royalties to BioWa and to Lonza Sales. Royalties are based on future net sales by the Company and its affiliates and sublicensees.

Indemnification Agreements

The Company has entered into indemnification agreements with certain directors and officers that require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. To date, except for the litigation described in the Legal Contingencies section below, no such matters have arisen and the Company does not believe that the outcome of any claims under indemnification arrangements will have a material adverse effect on its financial positions, results of operations or cash flows. Accordingly, the Company has not recorded a liability related to such indemnifications at June 30, 2022.

Legal Contingencies

On March 10, 2020, a putative securities class action complaint captioned Kim v. Allakos et al., No. 20-cv-01720 (N.D. Cal.) was filed in the United States District Court for the Northern District of California against the Company, its Chief Executive Officer, Dr. Robert Alexander, and its former Chief Financial Officer, Mr. Leo Redmond. The complaint asserts claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and seeks damages based on alleged material misrepresentations and omissions concerning its Phase 2 clinical trials of lirentelimab. The proposed class period is August 5, 2019, through December 17, 2019, inclusive. On August 28, 2020, the plaintiff filed an amended complaint, adding as defendants Adam Tomasi, the Company’s President and Chief Operating Officer, and Henrik Rasmussen, the Company’s former Chief Medical Officer. On March 31, 2022, the Court granted the defendants’ motion to dismiss, with leave to amend. On April 29, 2022, the plaintiffs filed a second amended complaint which extended the proposed class period from December 17, 2019 to December 21, 2021 and added additional claims related to the Company’s Phase 3 ENIGMA clinical trial. On June 13, 2022, the defendants filed a motion to dismiss the second amended complaint. Given the early stage of this litigation matter, the Company cannot reasonably estimate a potential future loss or a range of potential future losses, if any.

8. Stock-Based Compensation

Total stock-based compensation expense recognized is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Research and development	$4,870	$4,246	$9,305	$9,309
General and administrative	6,891	7,151	13,848	14,442
Total	$11,761	$11,397	$23,153	$23,751

No income tax benefits for stock-based compensation expense have been recognized for the three and six months ended June 30, 2022 and 2021 as a result of the Company’s full valuation allowance applied to net deferred tax assets and net operating loss carryforwards.

Equity Incentive Plans

In July 2018, the Board of Directors adopted the 2018 Equity Incentive Plan (the “2018 Plan”). The 2018 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units (“RSUs”), stock appreciation rights, performance units and performance shares. The number of shares of common stock that may be issued under the 2018 Plan will automatically increase on each January 1, beginning with the fiscal year ending December 31, 2019, equal to the least of (i) 5,000,000 shares, (ii) 5% of the outstanding shares of common stock as of the last day of the preceding fiscal year or (iii) such other amount as the

Board of Directors may determine. Stock options and RSUs granted under the 2018 Plan generally vest over four years and expire no more than 10 years from the date of grant.

Following the IPO and upon the effectiveness of the 2018 Plan, the Company’s 2012 Equity Incentive Plan, as amended, (the “2012 Plan”), terminated and no further awards will be granted thereunder. All outstanding awards under the 2012 Plan will continue to be governed by their existing terms. Any shares subject to awards granted under the 2012 Plan that, on or after the termination of the 2012 Plan, expire or terminate and shares previously issued pursuant to awards granted under the 2012 Plan that, on or after the termination of the 2012 Plan, are forfeited or repurchased by the Company will be transferred into the 2018 Plan. As of June 30, 2022, the maximum number of shares that may be added to the 2018 Plan pursuant to the preceding sentence is 3,248,256 shares.

Prior to its termination, the 2012 Plan provided for the grant of stock options, stock appreciation rights, restricted stock and restricted stock units to employees, directors and consultants. Stock options granted under the 2012 Plan generally vest over four years and expire no more than 10 years from the date of grant.

Stock Options

The following weighted-average assumptions were used to calculate the fair value of stock options granted during the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Risk-free interest rate	2.76%	1.01%	2.61%	0.91%
Expected volatility	73.61%	70.03%	73.48%	69.84%
Expected dividend yield	—	—	—	—
Expected term (in years)	5.66	6.08	5.73	6.07

The Company’s stock option activity during the six months ended June 30, 2022 is summarized as follows (number of shares in thousands):

		Weighted-
		Average
	Options	Exercise
	Outstanding	Price
Balance at December 31, 2021	5,530	$21.51
Granted	826	$3.53
Exercised	(59)	$2.89
Expired	(511)	$22.48
Forfeited	(243)	$64.47
Balance at June 30, 2022	5,543	$17.06
Options exercisable	4,379	$14.77
Options vested and expected to vest	5,519	$17.02

During the three and six months ended June 30, 2022 and 2021, the Company did not grant any stock options with performance-based or market-based vesting conditions.

As of June 30, 2022, total unrecognized stock-based compensation expense relating to unvested stock options was $16.4 million. This amount is expected to be recognized over a weighted-average period of 2.5 years.

Restricted Stock Units (“RSUs”)

RSU activity under the 2018 Plan during the six months ended June 30, 2022 is summarized as follows (in thousands, except per share data):

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Balance at December 31, 2021	1,506	$93.14
Granted	4,391	$5.53
Vested	(121)	$102.95
Forfeited	(937)	$52.23
Balance at June 30, 2022	4,839	$21.32

The weighted-average fair value of RSUs granted during the six months ended June 30, 2022 and 2021 was $5.53 and $107.32, respectively.

As of June 30, 2022, total unrecognized stock-based compensation expense relating to unvested RSUs was $91.5 million and the weighted-average remaining vesting period was 3.0 years.

Performance-based Restricted Stock Units (“PSUs”)

PSU activity under the 2018 Plan during the six months ended June 30, 2022 is summarized as follows (in thousands, except per share data):

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Balance at December 31, 2021	113	$79.60
Granted	4,124	$5.57
Forfeited	(428)	$5.58
Balance at June 30, 2022	3,809	$7.77

As of June 30, 2022, total unrecognized stock-based compensation expense relating to unvested PSUs was $29.6 million and the weighted-average remaining vesting period was 1.5 years.

Employee Stock Purchase Plan

In July 2018, the Company’s Board of Directors and stockholders approved the 2018 Employee Stock Purchase Plan (the “2018 ESPP”). At inception, the 2018 ESPP had a maximum number of 500,000 shares of common stock available. The number of shares of common stock that may be issued under the 2018 ESPP shall automatically increase on each January 1, beginning with the fiscal year ending December 31, 2019, equal to the least of (i) 1,000,000 shares, (ii) 1% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year and (iii) such other amount determined by the 2018 ESPP administrator. Under the 2018 ESPP, employees may purchase shares of the Company’s common stock at a price per share equal to 85% of the lower of the fair market value of the common stock on the first trading day of the offering period or on the exercise date. The 2018 ESPP provides for consecutive, overlapping 24-month offering periods, each of which will include four 6-month purchase periods. The Company’s first offering period under the 2018 ESPP commenced on July 18, 2018. During three and six months ended June 30, 2022, stock-based compensation expense related to the 2018 ESPP was $0.3 million and $0.5 million, respectively. During the three and six months ended June 30, 2021, stock-based compensation expense related to the 2018 ESPP was $0.3 million and $0.5 million, respectively.

9. Defined Contribution Plans

In January 2018, the Company established a defined contribution plan under Section 401(k) of the Internal Revenue Code (the “401(k) plan”). The 401(k) plan covers all employees who meet defined minimum age and service requirements. Employee contributions are voluntary and are determined on an individual basis, limited to the maximum amount allowable under U.S. federal tax regulations. The Company makes matching contributions of up to 4% of the eligible employees’ compensation to the 401(k) plan. During the three and six months ended June 30, 2022, the Company made contributions to the 401(k) plan of $0.2 million and $0.7 million, respectively. During the three and six months ended June 30, 2021, the Company made contributions to the 401(k) plan of $0.2 million and $0.5 million, respectively.

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
•
our financial performance;
•
the sufficiency of our existing cash, cash equivalents and investments to fund our future operating expenses and capital expenditure requirements; and
•
our anticipated uses of our existing cash, cash equivalents and investments.

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

Lirentelimab selectively targets both mast cells and eosinophils, two types of white blood cells that are widely distributed in the body and play a central role in the inflammatory response. Inappropriately activated mast cells and eosinophils have been identified as key drivers in a number of severe diseases affecting the gastrointestinal tract, eyes, skin, lungs and other organs. To date, we have completed a randomized, double-blind, placebo-controlled Phase 2 study (ENIGMA 1) and Phase 3 study (ENIGMA 2) of lirentelimab in patients with EG and/or EoD, a Phase 2/3 study in patients with EoE (KRYPTOS), as well as proof of concept studies in chronic spontaneous urticaria, severe allergic conjunctivitis, and indolent systemic mastocytosis. Lirentelimab has received orphan disease status for EG, EoD, and EoE from the U.S. Food and Drug Administration (the “FDA”).

The Phase 2 EG and/or EoD study with lirentelimab (ENIGMA 1) met all prespecified primary and secondary endpoints when compared to placebo and results were published in The New England Journal of Medicine. More recently, the ENIGMA 2 study met the histologic co-primary endpoint but failed to meet the symptomatic co-primary endpoint when compared to placebo in the fourth quarter of 2021. Similarly, the KRYPTOS study met the histologic co-primary endpoint but failed to meet the symptomatic co-primary endpoint when compared to placebo. After conducting post-hoc analyses, we believe that the trials missed their symptomatic co-primary endpoints due to the inclusion of mild patients and/or patients who had not failed standard of care. Although post-hoc analyses cannot be used to establish efficacy, these analyses can be helpful in generating hypothesis for future clinical studies. Based on these analyses, we believe that lirentelimab may have potential to treat the more severe EG/EoD and EoE patient populations. As a result, and pending agreement with the FDA on trial design and our ability to appropriately fund these studies, we plan to conduct additional studies with lirentelimab.

Beyond EoE, EG and EoD, additional lirentelimab clinical testing is ongoing or planned. Allakos initiated a randomized, double-blind, placebo controlled Phase 2 clinical trial of subcutaneous (SC) lirentelimab in adult patients with moderate-to-severe atopic dermatitis. We also announced plans to initiate a randomized, double-blind, placebo-controlled trials of SC lirentelimab in patients with chronic spontaneous urticaria in the third quarter of 2022. Both diseases are complex, chronic inflammatory skin diseases believed to be driven by activated eosinophils and mast cells.

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

To date, we have not had any products approved for sale and have not generated any revenue nor been profitable. Further, we do not expect to generate revenue from product sales until such time, if ever, that we are able to successfully complete the development and obtain marketing approval for one of our product candidates. We will continue to require additional capital to develop our product candidates and fund operations for the foreseeable future. We have incurred significant operating losses to date and expect to incur significant operating losses for the foreseeable future. Our net losses were $246.1 million and $112.8 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, we had an accumulated deficit of $859.0 million.

In February 2022, we began implementing a reorganization plan (the “Reorganization Plan”) to reduce operating costs, contractual commitments and better align our workforce with the clinical development plans of our business. As a result, we entered into a termination agreement (the “Termination Agreement”) with Lonza AG, Lonza Sales Ltd and Lonza Sales AG (collectively, “Lonza AG”) regarding all outstanding manufacturing service agreements and reduced our workforce by approximately 35%. While this will result in increased near-term costs, primarily in the first and second quarters of 2022, we believe that the Reorganization Plan will reduce our overall spending in subsequent quarters subject to periodic fluctuations caused by the timing of ongoing manufacturing development efforts.

As of June 30, 2022, we had cash, cash equivalents and investments of $212.4 million, which we believe will be sufficient to fund our planned operations for at least the next 12 months from the issuance of our financial statements.

Vendor Termination Agreement

Approximately $231.2 million of the $284.8 million total noncancellable purchase obligations as of December 31, 2021 related to various manufacturing services agreements with Lonza AG or affiliates (such agreements, the “MSAs”). On February 14, 2022 (the “Effective Date”), we entered into the Termination Agreement with Lonza AG regarding all outstanding MSAs. Lonza AG will continue to provide certain services to us, including completion of cGMP batches already underway and other services to assist with the transition post-termination. The Termination Agreement provides that we shall pay 126 million Swiss Francs, approximately $137 million (the “Termination Amount”) to Lonza AG, as a result of such termination. In accordance with the terms of the Termination, we paid 95% of the Termination Amount (approximately $130 million) during the first quarter of 2022. The remaining 5% (approximately $7 million) is to be paid within 30 days of the release of the remaining cGMP batches expected to occur around the middle of 2022. The Termination Agreement contains mutual releases by all parties thereto, for all claims known and unknown, relating and arising out of, or connected with, the MSAs and the subject matter(s) thereof, subject to certain exceptions.

As the agreement was terminated on February 14, 2022, we recognized the costs associated with the Termination Agreement during the first quarter of 2022 in accordance with ASC 420 except for approximately $6.0 million attributed to services remaining to be rendered by Lonza AG and therefore to be expensed in future periods as the services are performed.

In addition, Lonza AG held or had placed orders for raw materials to be used in the course of services Lonza AG was providing us. Pursuant to the Termination Agreement, the cost of such raw materials was included in the Termination Amount. We have been working on repurposing those items by using at alternative locations, reselling or otherwise returning to the extent possible. The raw materials were expensed as they were intended for research and development purposes. Any proceeds from any refund or sale of raw materials will be recognized as a benefit to Research and Development Expenses in the quarter in which the sale or refund occurs.

Reorganization Plan

Under the Reorganization Plan, we reduced our workforce by approximately 35%. Impacted employees received notice that their positions will be eliminated on February 16, 2022. At the time of departure, impacted employees were eligible to receive severance benefits and we funded COBRA premiums, contingent upon an impacted employee’s execution (and non-revocation) of a customary separation agreement, which includes a general release of claims against us.

In connection with the Reorganization Plan, we recognized restructuring charges of approximately $5.2 million during the first quarter of 2022, related to severance payments and other employee-related separation costs. We may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the reduction in workforce.

In addition, the Board determined that it was in the best interests of us and our stockholders to put in place arrangements designed to provide that we will have the continued dedication and commitment of those employees, including executives, determined to be key to the planned go-forward operations. The Board approved, and management implemented, a retention program for employees remaining which includes cash retention bonuses totaling $3.1 million for certain retained employees and grants of RSUs totaling 8.2 million awards in aggregate to all employees. Half of these RSUs are time-based RSUs with four-year vesting and half are performance-based with full vesting occurring only if we achieve all primary endpoints in any of its Phase 2/3 clinical studies other than the Phase 3 Eosinophilic Duodenitis study expected to readout data in Q3 2022. The cash retention bonuses are required to be repaid in full if the employee leaves prior to December 31, 2023. As a result, these cash retention bonuses are being amortized over the requisite service period, with $0.4 million and $0.5 million in expense recorded during the three and six months ended June 30, 2022.

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

We anticipate that our research and development expenses will fluctuate from quarter-to-quarter in the future, primarily driven by the timing of costs associated with the manufacturing of our lead product candidate, lirentelimab, as we refine the frequency and increase the scale of our manufacturing batches, including raw material costs. Additionally, we expect costs to fluctuate from quarter-to-quarter associated with our ongoing and future early, mid and late-stage clinical trials for various indications.

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

Interest Income

Interest income primarily consists of interest and investment income earned on our cash, cash equivalents and investments included on the balance sheets.

Other Expense, Net

Other expense, net, primarily consists of amounts realized from gains and losses related to fluctuations in foreign currencies.

In-Licensing Agreements

We have entered into a number of exclusive and nonexclusive, royalty bearing license agreements with third-parties for certain intellectual property. Under the terms of the license agreements described below, we are obligated to pay milestone payments upon the achievement of specified clinical, regulatory and commercial milestones. Research and development expense associated with our milestone payments are recognized when such milestone has been achieved. Actual amounts due under the license agreements vary depending on factors including, but not limited to, the number of product candidates we develop and our ability to successfully develop and commercialize our product candidates covered under the respective agreements. In addition to milestone payments, we are also subject to future royalty payments based on sales of our product candidates covered under the agreements, as well as certain minimum annual royalty and commercial reservation fees. Because the achievement of milestones and the timing and extent of future royalties is not probable, these contingent amounts have not been included on our balance sheets or as part of Contractual Obligations and Commitments discussion below.

We did not incur any milestone expense for the three and six months ended June 30, 2022 and 2021. As of June 30, 2022, we have not incurred any royalty liabilities related to our license agreements, as product sales have not yet commenced.

Exclusive License Agreement with The Johns Hopkins University

In December 2013, we entered into a license agreement with JHU for a worldwide exclusive license to develop, use, manufacture and commercialize covered product candidates including lirentelimab, which was amended in September 2016. Under the terms of the agreement, we have made upfront and milestone payments of $0.7 million through June 30, 2022. We may be required to make aggregate additional milestone payments of up to $1.8 million. We also issued 88,887 shares of common stock as consideration under the JHU license agreement. In addition to milestone payments, we are also subject to low single-digit royalties to JHU based on future net sales of each licensed therapeutic product candidate by us and our affiliates and sublicensees, with up to a low six-digit dollar minimum annual royalty payment.

Non-exclusive License Agreement with BioWa Inc. and Lonza Sales AG

In October 2013, we entered into a tripartite agreement with BioWa and Lonza Sales for the non-exclusive worldwide license to develop and commercialize product candidates including lirentelimab that are manufactured using a technology jointly developed and owned by BioWa and Lonza Sales. Under the terms of the agreement, we have made milestone payments of $3.4 million through June 30, 2022 and we may be required to make aggregate additional milestone payments of up to $38.0 million. In addition to milestone payments, we are also subject to minimum annual commercial license fees of $40,000 per year to BioWa until such time as BioWa receives royalty payments, as well as low single-digit royalties to BioWa and to Lonza Sales. Royalties are based on future net sales by us and our affiliates and sublicensees.

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

On an ongoing basis, we evaluate our judgments and estimates in light of changes in circumstances, facts and experience. During the three and six months ended June 30, 2022, there were no other changes to our critical accounting policies and estimates as disclosed in our 2021 Annual Report on Form 10-K.

Recent Accounting Pronouncements

See Note 2 to our unaudited financial statements for recently issued accounting pronouncements, including the respective effective dates of adoption and effects on our results of operations and financial condition.

Results of Operations

Comparison of the Three Months Ended June 30, 2022 and 2021

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended June 30,
	2022	2021
Operating expenses
Research and development	$34,448	$40,985
General and administrative	14,669	16,210
Total operating expenses	49,117	57,195
Loss from operations	(49,117)	(57,195)
Interest income	104	103
Other expense, net	(90)	(117)
Net loss	(49,103)	(57,209)
Unrealized gain (loss) on investments	209	(56)
Comprehensive loss	$(48,894)	$(57,265)

Research and Development Expenses

Research and development expenses were $34.4 million for the three months ended June 30, 2022 compared to $41.0 million for the three months ended June 30, 2021, a decrease of $6.6 million. The period-over-period decrease in research and development expenses was primarily due to a $9.9 million decrease in contract research and development and clinical costs primarily relating to lirentelimab (AK002). This was offset by increases of $3.1 million of equipment and overhead related costs primarily due to the new corporate facility and $0.2 million in professional services and other research and development expenses.

General and Administrative Expenses

General and administrative expenses were $14.7 million for the three months ended June 30, 2022 compared to $16.2 million for the three months ended June 30, 2021, an decrease of $1.5 million. The period-over-period decrease in general and administrative expenses was primarily due to decreases of $0.6 million in equipment and overhead related costs, $0.4 million in personnel-related costs and $0.5 million in other general and administrative expenses.

Interest Income

Interest income was $0.1 million for each of the three months ended June 30, 2022 and 2021.

Other Expense, Net

Other expense, net was $0.1 million for each of the three months ended June 30, 2022 and 2021.

Net Loss

Net loss was $49.1 million for the three months ended June 30, 2022 compared to net loss of $57.2 million for the three months ended June 30, 2021. Total stock-based compensation, depreciation and amortization expense for the three months ended June 30, 2022 and 2021 was $13.7 million and $11.8 million, respectively.

Comparison of the six months ended June 30, 2022 and 2021

The following table summarizes our results of operations for the periods indicated (in thousands):

	Six Months Ended June 30,
	2022	2021
Operating expenses
Research and development	$211,255	$79,900
General and administrative	33,513	32,880
Total operating expenses	244,768	112,780
Loss from operations	(244,768)	(112,780)
Interest income	187	233
Other expense, net	(1,545)	(220)
Net loss	(246,126)	(112,767)
Unrealized gain (loss) on investments	(107)	24
Comprehensive loss	$(246,233)	$(112,743)

Research and Development Expenses

Research and development expenses were $211.3 million for the six months ended June 30, 2022 compared to $79.9 million for the six months ended June 30, 2021, an increase of $131.4 million. The first quarter of 2022 includes $4.6 million of costs as a result of the Reorganization Plan. Additionally, the period-over-period increase in research and development expenses included $133.9 million related to the Lonza AG Termination Agreement and an additional $6.2 million in overhead and lab related costs primarily due to the new corporate facility. This was offset by a decrease of $11.0 million of contract research and development and clinical costs primarily relating to lirentelimab (AK002) after excluding the costs associated with the Lonza AG Termination Agreement, a decrease of $0.4 million in personnel-related costs after excluding the costs relating to the Reorganization Plan and a decrease of $1.9 million in professional services and other research and development expenses.

General and Administrative Expenses

General and administrative expenses were $33.5 million for the six months ended June 30, 2022 compared to $32.9 million for the six months ended June 30, 2021, an increase of $0.6 million. The period-over-period increase in general and administrative expenses was primarily due to $4.3 million related to costs as a result of the Reorganization Plan incurred in the first quarter of 2022. This was offset by decreases of $1.5 million in other personnel-related costs, $1.1 million in equipment and overhead expenses and $1.1 million in marketing and other general and administrative expenses.

Interest Income

Interest income was $0.2 million for each of the six months ended June 30, 2022 and 2021.

Other Expense, Net

Other expense, net was $1.5 million for the six months ended June 30, 2022 compared to other expense, net of $0.2 million for the six months ended June 30, 2021. The fluctuation was primarily attributed to foreign currency charges associated with payments made under the Termination Agreement with Lonza AG was recognized during the six months ended June 30, 2022.

Net Loss

Net loss was $246.1 million for the six months ended June 30, 2022 compared to net loss of $112.8 million for the six months ended June 30, 2021. Total stock-based compensation, depreciation and amortization expense for the six months ended June 30, 2022 and 2021 was $27.2 million and $24.5 million, respectively.

Liquidity and Capital Resources

Sources of Liquidity

As of June 30, 2022, we had cash, cash equivalents and investments of $212.4 million. Based on our existing business plan, we believe that our current cash, cash equivalents and investments will be sufficient to fund our anticipated level of operations through at least the next 12 months from the issuance of our financial statements.

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

Summary Cash Flows

Comparison of the six months ended June 30, 2022 and 2021

The following table summarizes the primary sources and uses of our cash, cash equivalents, and restricted cash for the periods indicated (in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash used in operating activities	$(207,057)	$(96,041)
Net cash provided by investing activities	135,471	87,237
Net cash provided by financing activities	413	5,583
Net increase in cash, cash equivalents and restricted cash	$(71,173)	$(3,221)

Cash Used in Operating Activities

Net cash used in operating activities was $207.1 million for the six months ended June 30, 2022, which was primarily attributable to our net loss of $246.1 million adjusted for net noncash charges of $29.8 million and net changes in operating assets and liabilities of $9.2 million. Noncash charges included approximately $23.2 million in stock-based compensation expense, $4.1 million in depreciation and amortization expense, $1.6 million in amortization of premiums and discounts on investments and $1.0 million in noncash lease expense.

Net cash used in operating activities was $96.0 million for the six months ended June 30, 2021, which was primarily attributable to our net loss of $112.8 million adjusted for net noncash charges of $27.3 million and net changes in operating assets and liabilities of $10.5 million. Noncash charges included approximately $23.8 million in stock-based compensation expense, $1.5 million in noncash lease expense, $1.2 million in amortization of premiums and discounts on investments and $0.8 million in depreciation and amortization expense.

Cash Provided by Investing Activities

Net cash provided by investing activities was $135.5 million for the six months ended June 30, 2022, which consisted of $140.0 million in proceeds from maturities of investments, $20.0 million in proceeds from sales of investments and $1.2 million in proceeds from the sale of property and equipment, partially offset by $20.0 million for the purchases of investments and $5.7 million for the purchases of property and equipment.

Net cash provided by investing activities was $87.2 million for the six months ended June 30, 2021, which consisted of $310.0 million in proceeds from maturities of investments, partially offset by $215.5 million for the purchases of investments and $7.3 million for the purchases of property and equipment.

Cash Provided by Financing Activities

Net cash provided by financing activities was $0.4 million for the six months ended June 30, 2022 primarily related to proceeds received from employees for the exercise of stock options and the purchase of common stock through the 2018 ESPP.

Net cash provided by financing activities was $5.6 million for the six months ended June 30, 2021 primarily related to proceeds of $4.6 million received from employees for the exercise of stock options and $1.0 million received from employees for the purchase of common stock through the 2018 ESPP.

Funding Requirements

As of June 30, 2022, we had cash, cash equivalents and investments, excluding restricted cash, of $212.4 million, which we believe will be sufficient to fund our planned operations for at least the next 12 months from the issuance date of our unaudited interim financial statements included elsewhere in this Quarterly Report on Form 10-Q. We will continue to require additional capital to develop our product candidates and fund operations for the foreseeable future. We intend to seek to raise funding from time to time through private or public equity or debt financings, or other sources such as strategic collaborations. Adequate additional funding may not be available to us on acceptable terms or at all. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies.

The timing and amount of our capital expenditures will depend on many factors, including:

•
the number, scope, and timing of clinical indications and clinical trials we decide to pursue;
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

In the normal course of business, we enter into contracts with clinical CROs, clinical investigative sites and other counterparties assisting with our preclinical studies and clinical trials. Such contracts are generally cancellable, with varying provisions regarding termination. In the event of a contract being terminated, we would only be obligated for services received as of the effective date of the termination, along with cancellation fees, as applicable. Additionally, we have entered into agreements with certain vendors for the provision of goods and services, which includes development and manufacturing services with CDMOs. These agreements may include certain provisions for purchase obligations and termination obligations that could require payment for the cancellation of committed purchase obligations or for early termination of the agreements. The amounts of the cancellation or termination payments may vary and are based on the timing of the cancellation or termination and the specific terms of the agreements. We expect to enter into additional collaborative research, contract research, clinical and commercial manufacturing, and supplier agreements in the future, which may require significant upfront payments and long-term commitments of capital resources. Additionally, see Note 6, Leases, and Note 7, Contingencies, to our unaudited interim financial statements for further information relating to lease commitments, indemnification obligations and other commitments.

Off-Balance Sheet Arrangements

Since our inception, we have not entered into any off-balance sheet arrangements as defined in the rules and regulations of the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity

We are exposed to market risk related to changes in interest rates. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments, including cash equivalents, are in money market funds that invest in U.S. Treasury obligations. The primary objective of our investment activities is to preserve capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. Due to the short-term maturities and low credit risk profile of our balances held in money market funds, a hypothetical 10% change in interest rates would not have a material effect on the fair market value of our cash equivalents and investments.

Foreign Currency Sensitivity

Our primary operations are transacted in U.S. Dollars, however, certain service agreements with third parties are denominated in currencies other than the U.S. Dollar, primarily the British Pound and Euro. As such, we are subject to foreign exchange risk and therefore, fluctuations in the value of the U.S. Dollar against the British Pound and Euro may impact the amounts reported for expenses and obligations incurred under such agreements. We do not currently engage in any hedging activity to reduce our potential exposure to currency fluctuations, although we may choose to do so in the future. Excluding the portion of the Termination Amount paid during the six months ended June 30, 2022, a hypothetical 10% change in foreign exchange rates during any of the periods presented would not have had a material impact on our financial condition or results of operations.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. As of June 30, 2022, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Except as set forth below, our risk factors have not materially changed from those previously disclosed in Part 1, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021.

We have incurred significant net losses since inception and we expect to continue to incur significant net losses for the foreseeable future.

We have incurred net losses in each reporting period since our inception, have not generated any revenue to date and have financed our operations principally through the sale and issuance of common stock and preferred stock. Our net losses were $269.9 million for the year ended December 31, 2021 and $246.1 million for the six months ended June 30, 2022. As of June 30, 2022, we had an accumulated deficit of $859.0 million. We have devoted substantially all of our resources and efforts to research and development. Our lead compound, lirentelimab, is in clinical development, and our other product candidates are in preclinical development. As a result, we expect that it will be several years, if ever, before we generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to develop and market additional potential products.

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

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. We expect our expenses to increase in connection with our ongoing activities, particularly as we conduct clinical trials of, and seek marketing approval for, lirentelimab and our other product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to drug sales, marketing, manufacturing and distribution. We have also incurred and expect to continue to incur significant costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in order to maintain our continuing operations. If we are unable to raise capital when needed or on acceptable terms, we may need to reevaluate our operating plan and may be forced to delay, reduce and/or eliminate one or more of our research and drug development programs or future commercialization efforts.

As of June 30, 2022, we had $212.4 million in cash, cash equivalents and investments. We believe that our existing cash, cash equivalents and investments will enable us to fund our operating expenses and capital expenditure requirements through at least the next 12 months. Our estimate as to how long we expect our existing cash, cash equivalents and investments to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

We plan to use our existing cash, cash equivalents and investments to fund our development of lirentelimab and for other research and development activities, working capital and other general corporate purposes. This may include additional research, hiring additional personnel, capital expenditures and the costs of operating as a public company. Advancing the development of lirentelimab and any other product candidates will require a significant amount of capital. Our existing cash, cash equivalents and investments will not be sufficient to fund all of the actions that are necessary to complete the development of lirentelimab or any of our other product candidates. We will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources, which may dilute our stockholders or restrict our operating activities. We do not have any committed external source of funds. Adequate additional financing may not be available to us on acceptable terms, or at all. Additionally, our ability to raise additional capital may be adversely impacted by potential worsening of global economic conditions and volatility of financial markets in the United States and worldwide. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.

We are currently and may in the future be subject to securities litigation, which is expensive and could divert management attention.

The market price of our common stock may be volatile and, in the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We are currently and may in the future be the target of this type of litigation. For example, on March 10, 2020, a putative securities class action complaint captioned Kim v. Allakos et al., No. 20-cv-01720 (N.D. Cal.) was filed in the United States District Court for the Northern District of California against us, our Chief Executive Officer, Dr. Robert Alexander, and our former Chief Financial Officer, Mr. Leo Redmond. The complaint asserts claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and seeks damages based on alleged material misrepresentations and omissions concerning our Phase 2 clinical trials of lirentelimab. The proposed class period is August 5, 2019, through December 17, 2019, inclusive. This or other securities litigation against us could result in substantial costs and divert our management's attention from other business concerns, which could seriously harm our business. On March 31, 2022, the Court granted the defendants’ motion to dismiss, with leave to amend. On April 29, 2022, the plaintiffs filed a second amended complaint which extended the proposed class period from December 17, 2019 to December 21, 2021 and added additional claims related to our Phase 3 ENIGMA clinical trial. On June 13, 2022, the defendants filed a motion to dismiss the second amended complaint. This or other securities litigation against us could result in substantial costs and divert our management's attention from other business concerns, which could seriously harm our business.

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

10.1*#

Master Services Agreement, dated November 1, 2020, by and among Fujifilm Diosynth Biotechnologies UK Limited, Fujifilm Diosynth Biotechnologies Texas, LLC, Fujifilm Diosynth Biotechnologies U.S.A., Inc. and Biogen (Denmark) Manufacturing APS – a Fujifilm Diosynth Biotechnologies Group Company.

10.2	Separation Agreement, dated April 17, 2022, by and between Mark Asbury and Allakos Inc.	8-K	001-38582	10.1	4/20/2022

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, has been formatted in Inline XBRL.

* Filed herewith.

** Furnished herewith.

# Portions of the exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K. A copy of any omitted portions will be furnished to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Allakos Inc.

Date: August 4, 2022	By:	/s/ Robert Alexander
Robert Alexander, Ph.D.
Chief Executive Officer and Director (Principal Executive Officer)

Date: August 4, 2022	By:	/s/ H. Baird Radford, III
H. Baird Radford, III
Chief Financial Officer (Principal Financial and Accounting Officer)