Form 10-Q
period 2022-09-30
Allakos Inc.
filed 2022-11-07
CIK 1564824

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of October 31, 2022, the registrant had 85,203,597 shares of common stock outstanding.

ALLAKOS INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited).

allakos inc.

balance sheets

(in thousands, except per share data)

	September 30,	December 31,
	2022	2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$205,290	$152,822
Investments	120,030	271,416
Prepaid expenses and other current assets	13,882	27,343
Total current assets	339,202	451,581
Property and equipment, net	40,215	43,100
Operating lease right-of-use assets	30,464	31,707
Other long-term assets	8,685	8,436
Total assets	$418,566	$534,824
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,616	$13,692
Accrued expenses and other current liabilities	22,972	26,557
Total current liabilities	27,588	40,249
Operating lease liabilities, net of current portion	46,799	49,099
Total liabilities	74,387	89,348
Contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 20,000 shares authorized as of September 30, 2022 and December 31, 2021; no shares issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value per share; 200,000 shares authorized as of September 30, 2022 and December 31, 2021; 85,193 and 54,622 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	85	54
Additional paid-in capital	1,233,945	1,058,399
Accumulated other comprehensive loss	(64)	(153)
Accumulated deficit	(889,787)	(612,824)
Total stockholders’ equity	344,179	445,476
Total liabilities and stockholders’ equity	$418,566	$534,824

See accompanying notes to unaudited interim financial statements

Allakos Inc.

Statements of Operations and Comprehensive Loss

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Operating expenses
Research and development	$18,438	$43,560	$229,693	$123,460
General and administrative	13,007	19,056	46,520	51,936
Total operating expenses	31,445	62,616	276,213	175,396
Loss from operations	(31,445)	(62,616)	(276,213)	(175,396)
Interest income	711	74	898	307
Other expense, net	(103)	(187)	(1,648)	(407)
Net loss	(30,837)	(62,729)	(276,963)	(175,496)
Unrealized gain (loss) on investments	196	(13)	89	11
Comprehensive loss	$(30,641)	$(62,742)	$(276,874)	$(175,485)
Net loss per common share:
Basic and diluted	$(0.53)	$(1.16)	$(4.95)	$(3.27)
Weighted-average number of common shares outstanding:
Basic and diluted	58,169	54,069	55,905	53,644

See accompanying notes to unaudited interim financial statements

Allakos Inc.

Statements of STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	54,622	$54	$1,058,399	$(153)	$(612,824)	$445,476
Stock-based compensation expense	—	—	11,392	—	—	11,392
Issuance of common stock upon exercise of stock options	34	—	104	—	—	104
Issuance of common stock upon 2018 ESPP purchase	42	—	243	—	—	243
Issuance of common stock upon vesting of restricted stock units	63	—	—	—	—	—
Unrealized loss on investments	—	—	—	(316)	—	(316)
Net loss	—	—	—	—	(197,023)	(197,023)
Balance at March 31, 2022	54,761	$54	$1,070,138	$(469)	$(809,847)	$259,876
Stock-based compensation expense	—	—	11,761	—	—	11,761
Issuance of common stock upon exercise of stock options	25	—	66	—	—	66
Issuance of common stock upon vesting of restricted stock units	58	—	—	—	—	—
Unrealized gain on investments	—	—	—	209	—	209
Net loss	—	—	—	—	(49,103)	(49,103)
Balance at June 30, 2022	54,844	$54	$1,081,965	$(260)	$(858,950)	$222,809
Stock-based compensation expense	—	—	10,732	—	—	10,732
Issuance of common stock upon exercise of stock options	346	1	492	—	—	493
Issuance of common stock upon 2018 ESPP purchase	62	—	195	—	—	195
Issuance of common stock upon vesting of restricted stock units	59	—	—	—	—	—
Issuance of common stock upon registered direct offering, net	29,882	30	140,561	—	—	140,591
Unrealized gain on investments	—	—	—	196	—	196
Net loss	—	—	—	—	(30,837)	(30,837)
Balance at September 30, 2022	85,193	$85	$1,233,945	$(64)	$(889,787)	$344,179

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2020	53,081	$53	$997,298	$8	$(342,964)	$654,395
Stock-based compensation expense	—	—	12,354	—	—	12,354
Issuance of common stock upon exercise of stock options	321	—	3,788	—	—	3,788
Issuance of common stock upon 2018 ESPP purchase	17	—	995	—	—	995
Issuance of common stock upon vesting of restricted stock units	38	—	—	—	—	—
Unrealized gain on investments	—	—	—	80	—	80
Net loss	—	—	—	—	(55,558)	(55,558)
Balance at March 31, 2021	53,457	$53	$1,014,435	$88	$(398,522)	$616,054
Stock-based compensation expense	—	—	11,397	—	—	11,397
Issuance of common stock upon exercise of stock options	443	—	800	—	—	800
Issuance of common stock upon vesting of restricted stock units	36	—	—	—	—	—
Unrealized loss on investments	—	—	—	(56)	—	(56)
Net loss	—	—	—	—	(57,209)	(57,209)
Balance at June 30, 2021	53,936	53	1,026,632	32	(455,731)	570,986
Stock-based compensation expense	—	—	12,496	—	—	12,496
Issuance of common stock upon exercise of stock options	308	1	3,039	—	—	3,040
Issuance of common stock upon 2018 ESPP purchase	12	—	773	—	—	773
Issuance of common stock upon vesting of restricted stock units	36	—	—	—	—	—
Unrealized loss on marketable securities	—	—	—	(13)	—	(13)
Net loss	—	—	—	—	(62,729)	(62,729)
Balance at September 30, 2021	54,292	$54	$1,042,940	$19	$(518,460)	$524,553

See accompanying notes to unaudited interim financial statements

Allakos Inc.

Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2022	2021
Cash flows from operating activities
Net loss	$(276,963)	$(175,496)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,560	1,128
Stock-based compensation	33,885	36,247
Net amortization of premiums and discounts on investments	2,335	2,035
Noncash lease expense	2,459	2,103
Loss on disposal of property and equipment	28	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	12,569	(13,467)
Other long-term assets	(1,051)	(9,850)
Accounts payable	(8,820)	(6,038)
Accrued expenses and other current liabilities	157	18,465
Operating lease liabilities, net of current portion	(3,344)	2,397
Net cash used in operating activities	(233,185)	(142,476)
Cash flows from investing activities
Purchases of investments	(139,958)	(255,877)
Proceeds from sales of investments	19,989	—
Proceeds from maturities of investments	270,000	474,000
Proceeds from sale of property and equipment	1,169	—
Purchases of property and equipment	(8,042)	(17,800)
Net cash provided by investing activities	143,158	200,323
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	140,591	—
Proceeds from exercise of stock options	663	7,628
Proceeds from issuance of common stock under the 2018 ESPP	438	1,768
Net cash provided by financing activities	141,692	9,396
Net increase (decrease) in cash, cash equivalents and restricted cash	51,665	67,243
Cash, cash equivalents and restricted cash, beginning of period	155,097	209,452
Cash, cash equivalents and restricted cash, end of period	$206,762	$276,695
Supplemental disclosures
Noncash investing and financing items:
Right-of-use assets obtained in exchange for lease obligations	$1,216	$—
Lessor-funded lease incentives included in property and equipment	$—	$9,995
Decrease in payables related to purchase of property and equipment	$(4,170)	$—
Property and equipment purchased, not yet paid	$—	$5,317

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

Since inception, the Company has incurred net losses and negative cash flows from operations. During the nine months ended September 30, 2022, the Company incurred a net loss of $277.0 million. At September 30, 2022, the Company had an accumulated deficit of $889.8 million and does not expect to experience positive cash flows from operating activities in the foreseeable future. The Company has financed its operations to date primarily through the sale of common stock. Management expects to incur additional operating losses in the future as the Company continues to further develop, seek regulatory approval for and, if approved, commence commercialization of its product candidates.

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

The interim balance sheet as of September 30, 2022, the statements of operations and comprehensive loss, statements of stockholders’ equity and statements of cash flows for the nine months ended September 30, 2022 and 2021 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair presentation of the Company’s financial position as of September 30, 2022 and its results of operations and comprehensive loss for the three and nine months ended September 30, 2022 and 2021 and its cash flows for the nine months ended September 30, 2022 and 2021. Certain information and note disclosures normally included in annual audited financial statements prepared in accordance with U.S. GAAP have been omitted. The financial data and the other financial information disclosed in these notes to the interim financial statements are also unaudited. The results of operations for any interim period are not necessarily indicative of the results to be expected for the entire year or for any other future annual or interim period. The balance sheet as of September 30, 2022 included herein was derived from the audited financial statements as of that date. These interim financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on March 1, 2022.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Company’s balance sheets and which, in aggregate, represent the amounts reported in the accompanying statements of cash flows (in thousands):

	September 30,	December 31,
	2022	2021
Cash and cash equivalents	$205,290	$152,822
Restricted cash in other long-term assets	1,472	2,275
Total	$206,762	$155,097

	September 30,	December 31,
	2021	2020
Cash and cash equivalents	$274,420	$207,177
Restricted cash in other long-term assets	2,275	2,275
Total	$276,695	$209,452

Restricted cash at September 30, 2022 represents $1.5 million in security deposits for the lease of the Company’s facility in San Carlos, California. The security deposit is in the form of a letter of credit secured by restricted cash.

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

Comprehensive Loss

Comprehensive loss is defined as the change in stockholders’ equity during a period from transactions and other events and circumstances from non-owner sources. The differences between net loss and comprehensive loss for the three and nine months ended September 30, 2022 and 2021 are a result of unrealized gains and losses on the Company’s investments included in current assets on the Company’s balance sheets.

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

On September 21, 2022, the Company closed an underwritten registered direct offering (the “September 2022 Offering”) pursuant to which the Company sold approximately 29.9 million shares of our common stock. As a result, the Company's common stock outstanding increased from 54.6 million shares as of December 31, 2021 to 85.2 million shares as of September 30, 2022. Refer to Note 8 “Stockholders’ Equity” for additional details related to the offering.

Basic and diluted net loss per share was calculated as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(30,837)	$(62,729)	$(276,963)	$(175,496)
Denominator:
Weighted-average shares of common stock outstanding, basic and diluted	58,169	54,069	55,905	53,644
Net loss per share, basic and diluted	$(0.53)	$(1.16)	$(4.95)	$(3.27)

The following table sets forth the potentially dilutive securities that have been excluded from the calculation of diluted net loss per share due to their anti-dilutive effect for the periods indicated (in thousands):

	Nine Months Ended
	September 30,
	2022	2021
Options to purchase common stock	5,365	5,607
Unvested restricted stock units	4,996	1,021
Unvested performance stock units	3,559	—
Shares issuable under employee stock purchase plans	63	5
Total	13,983	6,633

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

3. Fair Value Measurements

The Company measures and reports certain financial instruments as assets and liabilities at fair value on a recurring basis. The Company’s financial assets measured at fair value on a recurring basis were as follows (in thousands):

	September 30, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$203,438	$—	$—	$203,438
Total cash equivalents	203,438	—	—	203,438
Investments:
U.S. treasuries	120,030	—	—	120,030
Total investments	120,030	—	—	120,030
Total cash equivalents and investments	$323,468	$—	$—	$323,468

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$150,781	$—	$—	$150,781
Total cash equivalents	150,781	—	—	150,781
Investments:
U.S. treasuries	271,416	—	—	271,416
Total investments	271,416	—	—	271,416
Total cash equivalents and investments	$422,197	$—	$—	$422,197

The Company evaluates transfers between levels at the end of each reporting period. There were no transfers of assets or liabilities between levels during the three and nine months ended September 30, 2022 and 2021.

4. Investments

All investments were considered available-for-sale at September 30, 2022. The amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s investments by major security type at September 30, 2022 and December 31, 2021 are summarized in the table below (in thousands):

	September 30, 2022
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale securities:
U.S. treasuries classified as investments	$120,094	$6	$(70)	$120,030
Total available-for-sale securities	$120,094	$6	$(70)	$120,030

	December 31, 2021
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale securities:
U.S. treasuries classified as investments	$271,570	$2	$(156)	$271,416
Total available-for-sale securities	$271,570	$2	$(156)	$271,416

The amortized cost of available-for-sale securities is adjusted for amortization of premiums and accretion of discounts to maturity. As of September 30, 2022 and December 31, 2021, the aggregate fair value of securities held by the Company in an unrealized loss position for less than twelve months was $85.6 million and $241.4 million, respectively. These securities had remaining maturities of less than one year. The Company has the intent and ability to hold such securities until recovery and has determined that there has been no material change to their credit risk. As a result, the Company determined it did not hold any investments with a credit loss at September 30, 2022 and December 31, 2021.

There were no material realized gains or losses recognized on the sale or maturity of available-for-sale securities during the three and nine months ended September 30, 2022 and 2021, and as a result, there were no material reclassifications out of accumulated other comprehensive gain (loss) for the same periods.

5. Balance Sheet Components and Supplemental Disclosures

Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Laboratory equipment	$6,375	$4,676
Furniture and office equipment	3,946	1,947
Capitalized software	4,112	—
Leasehold improvements	32,458	4,581
Construction-in-progress	78	37,704
	46,969	48,908
Less accumulated depreciation	(6,754)	(5,808)
Property and equipment, net	$40,215	$43,100

Depreciation and amortization expense for the three months ended September 30, 2022 and 2021 was $1.5 million and $0.4 million, respectively. Depreciation and amortization expense for the nine months ended September 30, 2022 and 2021 was $5.6 million and $1.1 million, respectively. Assets included within construction-in-progress primarily related to leasehold improvements and other equipment relating to our new San Carlos headquarters and were placed into service during the first quarter of 2022.

Other Long-Term Assets

Other long-term assets were $8.7 million and $8.4 million as of September 30, 2022 and December 31, 2021, respectively. Other long-term assets at September 30, 2022 and December 31, 2021 included $6.4 million and $5.9 million, respectively, in advance payments to CDMOs for development and manufacturing services expected to be provided more than one year from the balance sheet date.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Accrued contract research and development expense	$12,278	$16,215
Accrued compensation and benefits expense	5,673	3,172
Current portion of operating lease liabilities	3,046	2,316
Other current liabilities	1,975	4,854
Total	$22,972	$26,557

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

Classification of Operating Leases

The 2018 Redwood City Lease and the 2019 San Carlos Lease required security deposits of $0.8 million and $1.5 million, respectively, which the Company satisfied by establishing letters of credit secured by restricted cash. Restricted cash related to the Company’s lease agreements are recorded in other long-term assets or other current assets on the Company’s balance sheets depending on the timing in which the security deposit is expected to be returned. During the second quarter of 2022 and in accordance with the Lease Termination Agreement, the restrictions associated with the $0.8 million security deposit for the 2018 Redwood City Lease were released. As of September 30, 2022, a security deposit of $1.5 million for the 2019 San Carlos Lease was recorded as restricted cash in other long-term assets on the Company's balance sheets.

Classification of the Company’s operating lease liabilities included on the Company's balance sheets at September 30, 2022 and December 31, 2021 was as follows (in thousands):

	September 30,	December 31,
	2022	2021
Operating lease liabilities
Current portion included in accrued expenses and other current liabilities	$3,046	$2,316
Operating lease liabilities, net of current portion	46,799	49,099
Total operating lease liabilities	$49,845	$51,415

The components of lease costs included in operating expenses in the Company’s statements of operations and comprehensive loss were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Operating lease costs	$1,507	$1,724	$4,432	$5,133
Variable costs	890	581	2,578	820
Total lease costs	$2,397	$2,305	$7,010	$5,953

Variable costs included in the table above represent amounts the Company pays related to property taxes, insurance, maintenance and repair costs.

Cash paid for amounts included in the measurement of the Company’s operating lease liabilities and presented within cash used in operating activities in the statements of cash flows was $5.1 million and $0.9 million for the nine months ended September 30, 2022 and 2021, respectively.

Cash received for amounts related to tenant improvement allowances from lessors was $1.0 million and $10.3 million for the nine months ended September 30, 2022 and 2021, respectively.

Operating Lease Obligations

Future lease payments required under operating leases included on the Company’s balance sheet at September 30, 2022 are as follows (in thousands):

Fiscal Year Ending December 31,
2022 (remaining 3 months)	$1,744
2023	7,044
2024	7,255
2025	7,473
2026	7,697
Thereafter	40,575
Total future lease payments	71,788
Less:
Present value adjustment	21,943
Operating lease liabilities	$49,845

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used its incremental borrowing rate based on the information available at the lease commencement date. As of September 30, 2022, the weighted-average remaining lease term of the Company’s leases was 9.3 years and the weighted-average discount rate used to determine the operating lease liabilities included on the balance sheet was 8.5%.

As of September 30, 2022, the Company was not party to any lease agreements containing material residual value guarantees or material restrictive covenants.

7. Contingencies

In-Licensing Agreements

The Company has entered into exclusive and non-exclusive, royalty bearing license agreements with third-parties for certain intellectual property. Under the terms of the license agreements, the Company is obligated to pay milestone payments upon the achievement of specified clinical, regulatory and commercial milestones. Research and development expense associated with the Company’s milestone payments are recognized when such milestone has been achieved. Actual amounts due under the license agreements will vary depending on factors including, but not limited to, the number of products developed and the Company’s ability to further develop and commercialize the licensed product. The Company is also subject to future royalty payments based on sales of the licensed products. In-licensing payments to third-parties for milestones are recognized as research and development expense in the period of achievement.

The Company did not recognize any milestone expense for the three and nine months ended September 30, 2022 and 2021. As of September 30, 2022, the Company has not incurred any royalty liabilities related to its license agreements, as product sales have not yet commenced.

Exclusive License Agreement with The Johns Hopkins University

In December 2013, the Company entered into a license agreement with The Johns Hopkins University (“JHU”) for a worldwide exclusive license to develop, use, manufacture and commercialize covered product candidates including lirentelimab, which was amended in September 2016. Under the terms of the agreement, the Company has made upfront and milestone payments of $0.7 million through September 30, 2022 and may be required to make aggregate additional milestone payments of up to $1.8 million. The Company also issued 88,887 shares of common stock as consideration under the JHU license agreement. In addition to milestone payments, the Company is also subject to low single-digit royalties to JHU based on future net sales of each licensed therapeutic product candidate by the Company and its affiliates and sublicensees, with up to a low six-digit dollar minimum annual royalty payment.

Non-exclusive License Agreement with BioWa Inc. and Lonza Sales AG

In October 2013, the Company entered into a tripartite agreement with BioWa Inc. (“BioWa”), and Lonza Sales AG (“Lonza Sales”), for the non-exclusive worldwide license to develop and commercialize product candidates including lirentelimab that are manufactured using a technology jointly developed and owned by BioWa and Lonza Sales. Under the terms of the agreement, the Company has made milestone payments of $3.4 million through September 30, 2022 and may be required to make aggregate additional milestone payments of up to $38.0 million. In addition to milestone payments, the Company is also subject to minimum annual commercial license fees of $40,000 per year to BioWa until such time as BioWa receives royalty payments, as well as low single-digit royalties to BioWa and to Lonza Sales. Royalties are based on future net sales by the Company and its affiliates and sublicensees.

Indemnification Agreements

The Company has entered into indemnification agreements with certain directors and officers that require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. To date, except for the litigation described in the Legal Contingencies section below, no such matters have arisen and the Company does not believe that the outcome of any claims under indemnification arrangements will have a material adverse effect on its financial positions, results of operations or cash flows. Accordingly, the Company has not recorded a liability related to such indemnifications at September 30, 2022.

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

8. Stockholders' Equity

September 2022 Offering

On September 21, 2022, the Company closed an underwritten registered direct offering (the “September 2022 Offering”) under its shelf registration statement on Form S-3 (File No. 333-265085), supplemented by a prospectus supplement filed with the SEC on September 19, 2022 pursuant to Rule 424(b) under the Securities Act of 1933, as amended. In connection with the September 2022 Offering, the Company sold an aggregate of 29,882,000 shares of our common stock, par value $0.001 per share, at a public offering price of $5.02 per share. Aggregate net proceeds were approximately $140.6 million, after deducting the underwriting commissions and estimated offering expenses.

“At-the-Market” Equity Offering

On August 4, 2022, the Company entered into a sales agreement with Cowen, as sales agent (the “Sales Agreement”), pursuant to which the Company may offer and sell, from time to time, through Cowen, shares of its common stock, par value $0.001 per share (the “Shares”), having an aggregate offering price of not more than $75.0 million. The Shares may be offered and sold under our shelf registration statement on Form S-3 (File No. 333-233018). Subject to the terms and conditions of the Sales Agreement, Cowen will use commercially reasonable efforts to sell the Shares from time to time, based upon the Company’s instructions. The Company has provided Cowen with customary indemnification rights, and Cowen will be entitled to a commission at a fixed commission rate equal to 3% of the gross proceeds per Share sold. Sales of the Shares, if any, under the Sales Agreement may be made in transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended. The Company has no obligation to sell any of the Shares and may at any time suspend sales under the Sales Agreement or terminate the Sales Agreement.

During the nine months ended September 30, 2022, the Company did not sell any shares common stock under the Sales Agreement. The agreements entered into with the underwriters in connection with the September 2022 Offering preclude sales under the “at-the-market” offering through December 20, 2022.

9. Stock-Based Compensation

Total stock-based compensation expense recognized is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Research and development	$4,267	$4,600	$13,572	$13,909
General and administrative	6,465	7,896	20,313	22,338
Total	$10,732	$12,496	$33,885	$36,247

No income tax benefits for stock-based compensation expense have been recognized for the three and nine months ended September 30, 2022 and 2021 as a result of the Company’s full valuation allowance applied to net deferred tax assets and net operating loss carryforwards.

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

Following the IPO and upon the effectiveness of the 2018 Plan, the Company’s 2012 Equity Incentive Plan, as amended, (the “2012 Plan”), terminated and no further awards will be granted thereunder. All outstanding awards under the 2012 Plan will continue to be governed by their existing terms. Any shares subject to awards granted under the 2012 Plan that, on or after the termination of the 2012 Plan, expire or terminate and shares previously issued pursuant to awards granted under the 2012 Plan that, on or after the termination of the 2012 Plan, are forfeited or repurchased by the Company will be transferred into the 2018 Plan. As of September 30, 2022, the maximum number of shares that may be added to the 2018 Plan pursuant to the preceding sentence is 2,757,163 shares.

Prior to its termination, the 2012 Plan provided for the grant of stock options, stock appreciation rights, restricted stock and restricted stock units to employees, directors and consultants. Stock options granted under the 2012 Plan generally vest over four years and expire no more than 10 years from the date of grant.

Stock Options

The following weighted-average assumptions were used to calculate the fair value of stock options granted during the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Risk-free interest rate	3.11%	0.89%	2.81%	0.89%
Expected volatility	74.33%	70.09%	73.81%	70.02%
Expected dividend yield	—	—	—	—
Expected term (in years)	5.94	6.08	5.81	5.97

The Company’s stock option activity during the nine months ended September 30, 2022 is summarized as follows (number of shares in thousands):

		Weighted-
		Average
	Options	Exercise
	Outstanding	Price
Balance at December 31, 2021	5,530	$21.51
Granted	1,356	$3.85
Exercised	(405)	$1.63
Expired	(868)	$26.32
Forfeited	(248)	$64.43
Balance at September 30, 2022	5,365	$15.79
Options exercisable	3,769	$15.27
Options vested and expected to vest	5,323	$15.79

During the three and nine months ended September 30, 2022 and 2021, the Company did not grant any stock options with performance-based or market-based vesting conditions.

As of September 30, 2022, total unrecognized stock-based compensation expense relating to unvested stock options was $14.9 million. This amount is expected to be recognized over a weighted-average period of 2.5 years.

Restricted Stock Units (“RSUs”)

RSU activity under the 2018 Plan during the nine months ended September 30, 2022 is summarized as follows (in thousands, except per share data):

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Balance at December 31, 2021	1,506	$93.14
Granted	4,812	$5.37
Vested	(180)	$101.60
Forfeited	(1,142)	$46.78
Balance at September 30, 2022	4,996	$18.90

The weighted-average fair value of RSUs granted during the nine months ended September 30, 2022 and 2021 was $5.37 and $100.16, respectively.

As of September 30, 2022, total unrecognized stock-based compensation expense relating to unvested RSUs was $80.8 million and the weighted-average remaining vesting period was 2.7 years.

Performance-based Restricted Stock Units (“PSUs”)

PSU activity under the 2018 Plan during the nine months ended September 30, 2022 is summarized as follows (in thousands, except per share data):

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Balance at December 31, 2021	113	$79.60
Granted	4,124	$5.57
Forfeited	(678)	$14.87
Balance at September 30, 2022	3,559	$6.16

As of September 30, 2022, total unrecognized stock-based compensation expense relating to unvested PSUs was $21.9 million.

Employee Stock Purchase Plan

In July 2018, the Company’s Board of Directors and stockholders approved the 2018 Employee Stock Purchase Plan (the “2018 ESPP”). At inception, the 2018 ESPP had a maximum number of 500,000 shares of common stock available. The number of shares of common stock that may be issued under the 2018 ESPP shall automatically increase on each January 1, beginning with the fiscal year ending December 31, 2019, equal to the least of (i) 1,000,000 shares, (ii) 1% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year and (iii) such other amount determined by the 2018 ESPP administrator. Under the 2018 ESPP, employees may purchase shares of the Company’s common stock at a price per share equal to 85% of the lower of the fair market value of the common stock on the first trading day of the offering period or on the exercise date. The 2018 ESPP provides for consecutive, overlapping 24-month offering periods, each of which will include four 6-month purchase periods. The Company’s first offering period under the 2018 ESPP commenced on July 18, 2018. During three and nine months ended September 30, 2022, stock-based compensation expense related to the 2018 ESPP was $0.1 million and $0.6 million, respectively. During the three and nine months ended September 30, 2021, stock-based compensation expense related to the 2018 ESPP was $0.3 million and $0.8 million, respectively.

10. Defined Contribution Plans

In January 2018, the Company established a defined contribution plan under Section 401(k) of the Internal Revenue Code (the “401(k) plan”). The 401(k) plan covers all employees who meet defined minimum age and service requirements. Employee contributions are voluntary and are determined on an individual basis, limited to the maximum amount allowable under U.S. federal tax regulations. The Company makes matching contributions of up to 4% of the eligible employees’ compensation to the 401(k) plan. During the three and nine months ended September 30, 2022, the Company made contributions to the 401(k) plan of $0.1 million and $0.8 million, respectively. During the three and nine months ended September 30, 2021, the Company made contributions to the 401(k) plan of $0.2 million and $0.7 million, respectively.

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
risks related to the COVID-19 pandemic;
•
the sufficiency of our existing cash, cash equivalents and investments to fund our future operating expenses and capital expenditure requirements;
•
our anticipated uses of our existing cash, cash equivalents and investments;
•
the impact of legal proceedings against us; and

•
the impact of inflation and increased interest rates, and their impact on capital markets.

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

Overview

We are a clinical stage biotechnology company developing therapeutics which target immunomodulatory receptors present on immune effector cells involved in allergy, inflammatory and proliferative diseases. Our most advanced antibodies are lirentelimab (AK002) and AK006. Lirentelimab targets Siglec-8, an inhibitory receptor expressed selectively on eosinophils and mast cells. Lirentelimab has been studied in a number of human clinical studies and has shown the ability to deplete eosinophils inhibit mast cell activation, and improve patient reported symptoms. We are developing lirentelimab for the treatment of atopic dermatitis, chronic spontaneous urticaria and potentially additional indications. AK006 targets Siglec-6, an inhibitory receptor selectively expressed on mast cells. AK006 appears to have the potential to provide deeper mast cell inhibition than lirentelimab and, in addition to its inhibitory activity, reduce mast cell numbers. We plan to begin human studies with AK006 in the first half of 2023.

Lirentelimab selectively targets both mast cells and eosinophils, two types of white blood cells that are widely distributed in the body and play a central role in the inflammatory response. Inappropriately activated mast cells and eosinophils have been identified as key drivers in a number of severe diseases affecting the gastrointestinal tract, eyes, skin, lungs and other organs. To date, we have completed a randomized, double-blind, placebo-controlled Phase 2 study (ENIGMA 1) and Phase 3 study (ENIGMA 2) of lirentelimab in patients with eosinophilic gastritis (“EG”) and/or eosinophilic duodenitis (“EoD”), a Phase 2/3 study in patients with eosinophilic esophagitis (“EoE”) (KRYPTOS), a Phase 3 study in patients with EoD (EoDyssey), as well as proof of concept studies in chronic spontaneous urticaria, severe allergic conjunctivitis, and indolent systemic mastocytosis. Lirentelimab has received orphan disease status for EG, EoD, and EoE from the U.S. Food and Drug Administration (the “FDA”).

The Phase 2 EG and/or EoD study with lirentelimab (ENIGMA 1) met all prespecified primary and secondary endpoints when compared to placebo and results were published in The New England Journal of Medicine. More recently, the ENIGMA 2 study met the histologic co-primary endpoint but failed to meet the symptomatic co-primary endpoint when compared to placebo in the fourth quarter of 2021. Similarly, the KRYPTOS study met the histologic co-primary endpoint but failed to meet the symptomatic co-primary endpoint when compared to placebo. The EoDyssey study met the histologic co-primary endpoint but failed to meet the symptomatic co-primary endpoint when compared to placebo in the third quarter of 2022. After conducting post-hoc analyses, we believe that the trials missed their symptomatic co-primary endpoints due to the inclusion of mild patients and/or patients who had not failed standard of care as well as the inclusion of certain patients with conditions that could confound the patient reported symptomatic endpoint (e.g., non‐eosinophilic/non‐mast cell driven esophageal disorders or active irritable bowel syndrome). Although post-hoc analyses cannot be used to establish efficacy, these analyses can be helpful in generating hypothesis for future clinical studies. Based on these analyses, we believe that lirentelimab may have potential to treat the more severe EG/EoD and EoE patient populations. Currently we are not planning to conduct additional studies in eosinophilic gastrointestinal diseases but may do so in the future.

Additional lirentelimab clinical testing is ongoing or planned. Allakos initiated a randomized, double-blind, placebo controlled Phase 2 clinical trial of subcutaneous (SC) lirentelimab in adult patients with moderate-to-severe atopic dermatitis. We also initiated a randomized, double-blind, placebo-controlled trials of SC lirentelimab in patients with chronic spontaneous urticaria. Both diseases are complex, chronic inflammatory skin diseases believed to be driven by activated eosinophils and mast cells.

Additionally, we are advancing AK006, an anti‐Siglec‐6 antibody that selectively inhibits mast cells, including KIT‐mediated signaling, into IND enabling studies and plan to initiate a Phase 1 study in healthy volunteers in the first half of 2023.

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

To date, we have not had any products approved for sale and have not generated any revenue nor been profitable. Further, we do not expect to generate revenue from product sales until such time, if ever, that we are able to successfully complete the development and obtain marketing approval for one of our product candidates. We are focusing development efforts for lirentelimab in atopic dermatitis and chronic spontaneous urticaria and on AK006. We will continue to require additional capital to develop our product candidates, achieve commercial approval and fund operations for the foreseeable future. We have incurred significant operating losses to date and expect to incur significant operating losses for the foreseeable future. Our net losses were $277.0 million and $175.5 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, we had an accumulated deficit of $889.8 million.

In February 2022, we began implementing a reorganization plan (the “Reorganization Plan”) to reduce operating costs, contractual commitments and better align our workforce with the clinical development plans of our business. As a result, we entered into a termination agreement (the “Termination Agreement”) with Lonza AG, Lonza Sales Ltd and Lonza Sales AG (collectively, “Lonza AG”) regarding all outstanding manufacturing service agreements and reduced our workforce by approximately 35%. While this resulted in increased near-term costs, primarily in the first and second quarters of 2022, we believe that the Reorganization Plan will reduce our overall spending in subsequent quarters subject to periodic fluctuations caused by the timing of ongoing manufacturing development efforts.

As of September 30, 2022, we had cash, cash equivalents and investments of $325.3 million, which we believe will be sufficient to fund our planned operations for at least the next 12 months from the issuance of our financial statements.

Vendor Termination Agreement

Approximately $231.2 million of the $284.8 million total noncancellable purchase obligations as of December 31, 2021 related to various manufacturing services agreements with Lonza AG or affiliates (such agreements, the “MSAs”). On February 14, 2022 (the “Effective Date”), we entered into the Termination Agreement with Lonza AG regarding all outstanding MSAs. Lonza AG will continue to provide certain services to us, including completion of cGMP batches already underway and other services to assist with the transition post-termination. The Termination Agreement provides that we shall pay 126 million Swiss Francs, approximately USD $136.5 million (the “Termination Amount”) to Lonza AG, as a result of such termination. In accordance with the terms of the Termination, we paid 95% of the Termination Amount (approximately USD $130 million) during the first quarter of 2022. The remaining 5% (approximately USD $6.5 million) was paid during the third quarter of 2022. The Termination Agreement contains mutual releases by all parties thereto, for all claims known and unknown, relating and arising out of, or connected with, the MSAs and the subject matter(s) thereof, subject to certain exceptions.

As the agreement was terminated on February 14, 2022, we recognized the costs associated with the Termination Agreement during the first quarter of 2022 in accordance with ASC 420 except for approximately $6.0 million attributed to services remaining to be rendered by Lonza AG and therefore to be expensed in future periods as the services are performed.

In addition, Lonza AG held or had placed orders for raw materials to be used in the course of services Lonza AG was providing us. Pursuant to the Termination Agreement, the cost of such raw materials was included in the Termination Amount. We have been working on repurposing those items by using at alternative locations, reselling or otherwise returning to the extent possible. The raw materials were expensed as they were intended for research and development purposes. During the third quarter of 2022, research and development expenses included a $12.2 million benefit in connection with selling or receiving refunds from the disposal of previously expensed raw materials.

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

In addition, the Board determined that it was in the best interests of us and our stockholders to put in place arrangements designed to provide that we will have the continued dedication and commitment of those employees, including executives, determined to be key to the planned go-forward operations. The Board approved, and management implemented, a retention program for employees remaining which includes cash retention bonuses totaling $3.1 million for certain retained employees and grants of RSUs totaling 8.2 million awards in aggregate to all employees. Half of these RSUs are time-based RSUs with four-year vesting and half are performance-based with full vesting occurring only if we achieve all primary endpoints in any of its Phase 2/3 clinical studies other than the Phase 3 Eosinophilic Duodenitis study expected to readout data in Q3 2022. The cash retention bonuses are required to be repaid in full if the employee leaves prior to December 31, 2023. As a result, these cash retention bonuses are being amortized over the requisite service period, with $0.4 million and $0.5 million in expense recorded during the three and nine months ended September 30, 2022.

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

We did not incur any milestone expense for the three and nine months ended September 30, 2022 and 2021. As of September 30, 2022, we have not incurred any royalty liabilities related to our license agreements, as product sales have not yet commenced.

Exclusive License Agreement with The Johns Hopkins University

In December 2013, we entered into a license agreement with JHU for a worldwide exclusive license to develop, use, manufacture and commercialize covered product candidates including lirentelimab, which was amended in September 2016. Under the terms of the agreement, we have made upfront and milestone payments of $0.7 million through September 30, 2022. We may be required to make aggregate additional milestone payments of up to $1.8 million. We also issued 88,887 shares of common stock as consideration under the JHU license agreement. In addition to milestone payments, we are also subject to low single-digit royalties to JHU based on future net sales of each licensed therapeutic product candidate by us and our affiliates and sublicensees, with up to a low six-digit dollar minimum annual royalty payment.

Non-exclusive License Agreement with BioWa Inc. and Lonza Sales AG

In October 2013, we entered into a tripartite agreement with BioWa and Lonza Sales for the non-exclusive worldwide license to develop and commercialize product candidates including lirentelimab that are manufactured using a technology jointly developed and owned by BioWa and Lonza Sales. Under the terms of the agreement, we have made milestone payments of $3.4 million through September 30, 2022 and we may be required to make aggregate additional milestone payments of up to $38.0 million. In addition to milestone payments, we are also subject to minimum annual commercial license fees of $40,000 per year to BioWa until such time as BioWa receives royalty payments, as well as low single-digit royalties to BioWa and to Lonza Sales. Royalties are based on future net sales by us and our affiliates and sublicensees.

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

On an ongoing basis, we evaluate our judgments and estimates in light of changes in circumstances, facts and experience. During the three and nine months ended September 30, 2022, there were no other changes to our critical accounting policies and estimates as disclosed in our 2021 Annual Report on Form 10-K.

Recent Accounting Pronouncements

See Note 2 to our unaudited financial statements for recently issued accounting pronouncements, including the respective effective dates of adoption and effects on our results of operations and financial condition.

Results of Operations

Comparison of the Three Months Ended September 30, 2022 and 2021

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended September 30,
	2022	2021
Operating expenses
Research and development	$18,438	$43,560
General and administrative	13,007	19,056
Total operating expenses	31,445	62,616
Loss from operations	(31,445)	(62,616)
Interest income	711	74
Other expense, net	(103)	(187)
Net loss	(30,837)	(62,729)
Unrealized gain (loss) on investments	196	(13)
Comprehensive loss	$(30,641)	$(62,742)

Research and Development Expenses

Research and development expenses were $18.4 million for the three months ended September 30, 2022 compared to $43.6 million for the three months ended September 30, 2021, a decrease of $25.2 million. Third quarter of 2022 research and development expenses included a $12.2 million benefit from selling or receiving refunds from the disposal of previously expensed raw materials. Excluding the $12.2 million benefit from raw materials, research and development expenses decreased from the prior year third quarter by $13.0 million primarily due to a $14.2 million decrease in contract research and development and clinical costs primarily relating to lirentelimab (AK002) and a $1.0 million decrease in personnel-related expenses. These decreases were partially offset by increases of $2.2 million of equipment and overhead related costs.

General and Administrative Expenses

General and administrative expenses were $13.0 million for the three months ended September 30, 2022 compared to $19.1 million for the three months ended September 30, 2021, a decrease of $6.1 million. The decrease in general and administrative expenses from the prior year third quarter was primarily due to decreases of $2.9 million in personnel-related costs, $1.0 million in equipment and overhead expenses and $2.2 million in other general and administrative expenses.

Interest Income

Interest income was $0.7 million and $0.1 million for the three months ended September 30, 2022 and 2021, respectively, with the increase attributed primarily to higher interest rates from investments.

Other Expense, Net

Other expense, net was $0.1 million and $0.2 million for the three months ended September 30, 2022 and 2021, respectively.

Net Loss

Net loss was $30.8 million for the three months ended September 30, 2022 compared to net loss of $62.7 million for the three months ended September 30, 2021. Total stock-based compensation, depreciation and amortization expense for the three months ended September 30, 2022 and 2021 was $12.2 million and $12.9 million, respectively. Net loss for the three months ended September 30, 2022 included a $12.2 million benefit from selling or receiving refunds for previously expensed raw materials.

Comparison of the nine months ended September 30, 2022 and 2021

The following table summarizes our results of operations for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2022	2021
Operating expenses
Research and development	$229,693	$123,460
General and administrative	46,520	51,936
Total operating expenses	276,213	175,396
Loss from operations	(276,213)	(175,396)
Interest income	898	307
Other expense, net	(1,648)	(407)
Net loss	(276,963)	(175,496)
Unrealized gain on investments	89	11
Comprehensive loss	$(276,874)	$(175,485)

Research and Development Expenses

Research and development expenses were $229.7 million for the nine months ended September 30, 2022 compared to $123.5 million for the nine months ended September 30, 2021, an increase of $106.2 million. The first quarter of 2022 included $4.6 million of costs as a result of the Reorganization Plan and a $133.9 million charge related to the Lonza AG Termination Agreement, partially offset by a $12.2 million benefit from selling or receiving refunds from the disposal of previously expensed raw materials in the third quarter of 2022. Excluding these items, research and development expenses decreased period-over-period due to a decrease of $25.2 million of contract research and development and clinical costs primarily relating to lirentelimab (AK002), a decrease of $1.4 million in other personnel-related costs and a decrease of $1.8 million in professional services and other research and development expenses partially offset by an $8.3 million increase in overhead and lab related costs.

General and Administrative Expenses

General and administrative expenses were $46.5 million for the nine months ended September 30, 2022 compared to $51.9 million for the nine months ended September 30, 2021, a decrease of $5.4 million. The first quarter of 2022 included $4.3 million of costs as a result of the Reorganization Plan. Excluding those costs, general and administrative expenses decreased period-over-period by $9.7 million primarily due to decreases of $4.4 million in other personnel-related costs, $3.2 million in marketing and other general and administrative expenses and $2.1 million in equipment and overhead expenses.

Interest Income

Interest income was $0.9 million and $0.3 million for the nine months ended September 30, 2022 and 2021, respectively, with the increase attributed primarily to higher interest rates from investments.

Other Expense, Net

Other expense, net was $1.6 million for the nine months ended September 30, 2022 compared to other expense, net of $0.4 million for the nine months ended September 30, 2021. The fluctuation was primarily attributed to foreign currency charges associated with payments made under the Termination Agreement with Lonza AG during the nine months ended September 30, 2022.

Net Loss

Net loss was $277.0 million for the nine months ended September 30, 2022 compared to net loss of $175.5 million for the nine months ended September 30, 2021. Total stock-based compensation, depreciation and amortization expense for the nine months ended September 30, 2022 and 2021 was $39.5 million and $37.3 million, respectively.

Liquidity and Capital Resources

Sources of Liquidity

As of September 30, 2022, we had cash, cash equivalents and investments of $325.3 million. Based on our existing business plan, we believe that our current cash, cash equivalents and investments will be sufficient to fund our anticipated level of operations through at least the next 12 months from the issuance of our financial statements.

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

September 2022 Offering

On September 21, 2022, we closed an underwritten registered direct offering (the “September 2022 Offering”) under our shelf registration statement on Form S-3 (File No. 333-265085) pursuant to which we sold an aggregate of 29,882,000 shares of our common stock, at a public offering price of $5.02 per share. We received aggregate net proceeds of $140.6 million, after deducting the underwriting commissions and offering expenses.

“At-the-Market” Equity Offering

On August 4, 2022, we entered into a sales agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”). Pursuant to the Sales Agreement we may sell, from time to time up to an aggregate of $75.0 million in gross sales proceeds of our common stock through an “at-the-market” offering (the “ATM Offering”) defined in Rule 415 under the Securities Act. We will pay Cowen a commission equal to 3.0% of the gross proceeds from the sale of shares of our common stock under the Sales Agreement. The $75.0 million of common stock that may be offered, issued and sold in the ATM Offering is included in the $250.0 million of securities that may be offered, issued and sold by us under our registration statement on Form S-3 (File No. 333-265085).

We expect to use the net proceeds from sales under the Sales Agreement, if any, for general corporate purposes. We are not obligated to make any sales of shares of our common stock under the Sales Agreement. As of September 30, 2022, no shares of our common stock were sold under this Sales Agreement. The agreements entered into with the underwriters in conjunction with the September 2022 Offering preclude sales under the ATM Offering through December 20, 2022.

Summary Cash Flows

Comparison of the nine months ended September 30, 2022 and 2021

The following table summarizes the primary sources and uses of our cash, cash equivalents, and restricted cash for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash used in operating activities	$(233,185)	$(142,476)
Net cash provided by investing activities	143,158	200,323
Net cash provided by financing activities	141,692	9,396
Net decrease in cash, cash equivalents and restricted cash	$51,665	$67,243

Cash Used in Operating Activities

Net cash used in operating activities was $233.2 million for the nine months ended September 30, 2022, which was primarily attributable to our net loss of $277.0 million adjusted for net noncash charges of $44.3 million and net changes in operating assets and liabilities of $0.5 million. Noncash charges included approximately $33.9 million in stock-based compensation expense, $5.6 million in depreciation and amortization expense, $2.3 million in amortization of premiums and discounts on investments and $2.5 million in noncash lease expense.

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

Cash Provided by Investing Activities

Net cash provided by investing activities was $143.2 million for the nine months ended September 30, 2022, which consisted of $270.0 million in proceeds from maturities of investments, $20.0 million in proceeds from sales of investments and $1.2 million in proceeds from the sale of property and equipment, partially offset by $140.0 million for the purchases of investments and $8.0 million for the purchases of property and equipment.

Net cash provided by investing activities was $200.3 million for the nine months ended September 30, 2021, which consisted of $474.0 million in proceeds from maturities of marketable securities, partially offset by $255.9 million for the purchases of marketable securities and $17.8 million for the purchases of property and equipment.

Cash Provided by Financing Activities

Net cash provided by financing activities was $141.7 million for the nine months ended September 30, 2022, which consisted of $140.6 million in net proceeds from the issuance of common stock in connection with the September 2022 Offering and $1.1 million in proceeds received from employees for the exercise of stock options and the purchase of common stock through the 2018 ESPP.

Net cash provided by financing activities was $9.4 million for the nine months ended September 30, 2021 primarily related to proceeds of $7.6 million received employees for the exercise of stock options and $1.8 million received from employees for the purchase of common stock through the 2018 ESPP.

Funding Requirements

As of September 30, 2022, we had cash, cash equivalents and investments, excluding restricted cash, of $325.3 million, which we believe will be sufficient to fund our planned operations for at least the next 12 months from the issuance date of our unaudited interim financial statements included elsewhere in this Quarterly Report on Form 10-Q. We will continue to require additional capital to develop our product candidates, achieve commercial approval and fund operations for the foreseeable future. We intend to seek and have sought to raise funding from time to time through private or public equity or debt financings, or other sources such as strategic collaborations.

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

Foreign Currency Sensitivity

Our primary operations are transacted in U.S. Dollars, however, certain service agreements with third parties are denominated in currencies other than the U.S. Dollar, primarily the British Pound and Euro. As such, we are subject to foreign exchange risk and therefore, fluctuations in the value of the U.S. Dollar against the British Pound and Euro may impact the amounts reported for expenses and obligations incurred under such agreements. We do not currently engage in any hedging activity to reduce our potential exposure to currency fluctuations, although we may choose to do so in the future. Excluding the portion of the Termination Amount paid during the nine months ended September 30, 2022, a hypothetical 10% change in foreign exchange rates during any of the periods presented would not have had a material impact on our financial condition or results of operations.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. As of September 30, 2022, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred net losses in each reporting period since our inception, have not generated any revenue to date and have financed our operations principally through the sale and issuance of common stock and preferred stock. Our net losses were $269.9 million for the year ended December 31, 2021 and $277.0 million for the nine months ended September 30, 2022. As of September 30, 2022, we had an accumulated deficit of $889.8 million. We have devoted substantially all of our resources and efforts to research and development. Our lead compound, lirentelimab, is in clinical development, and our other product candidates are in preclinical development. As a result, we expect that it will be several years, if ever, before we generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to develop and market additional potential products.

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

As of September 30, 2022, we had $325.3 million in cash, cash equivalents and investments. We filed: (i) on August 4, 2022, a prospectus supplement to our shelf registration statement on Form S-3 (File No. 333-265085) that covers the offering, issuance and sale of up to $75.0 million of our common stock from time to time through an “at-the-market” program under the Securities Act and (ii) on September 19, 2022, a prospectus supplement to our shelf registration statement on Form S-3 (File No. 333-265085) that covered the offering, issuance and sale of 29,882,000 shares of our common stock, at a public offering price of $5.02 per share. We received aggregate net proceeds of $140.6 million, after deducting the underwriting commissions and offering expenses. We believe that our existing cash, cash equivalents and investments will enable us to fund our operating expenses and capital expenditure requirements through at least the next 12 months. Our estimate as to how long we expect our existing cash, cash equivalents and investments to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

We plan to use our existing cash, cash equivalents and investments to fund our development of lirentelimab and for other research and development activities, working capital and other general corporate purposes. This may include additional research, hiring additional personnel, capital expenditures and the costs of operating as a public company. Advancing the development of lirentelimab and any other product candidates will require a significant amount of capital. Our existing cash, cash equivalents and investments will not be sufficient to fund all of the actions that are necessary to complete the development and commercial approval of lirentelimab or any of our other product candidates. We will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources, which may dilute our stockholders or restrict our operating activities. We do not have any committed external source of funds. Adequate additional financing may not be available to us on acceptable terms, or at all. Additionally, our ability to raise additional capital may be adversely impacted by potential worsening of global economic conditions and volatility of financial markets in the United States and worldwide. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.

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

The Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the ACA) substantially changed the way healthcare is financed by both the government and private insurers, and continues to significantly impact the U.S. pharmaceutical industry. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Since the enactment of the ACA, there have been judicial and Congressional challenges to certain aspects of the ACA. In June 2021, the U.S. Supreme Court held that Texas and other challengers had no legal standing to challenge the ACA, dismissing the case without specifically ruling on the constitutionality of the ACA. In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, effective April 1, 2013, which will remain in effect through 2031, with the exception of a temporary suspension implemented under various COVID-19 relief legislation from May 1, 2020 through March 31, 2022, unless additional congressional action is taken. Under current legislation, starting on April 1, 2022, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of the sequester.

There has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. Under the American Rescue Plan Act of 2021, effective January 1, 2024, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs will be eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. In August 2022, Congress passed the Inflation Reduction Act of 2022, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. The impact of these legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented by the Biden administration on us and the pharmaceutical industry as a whole is unclear. The implementation of cost containment measures, including the prescription drug provisions under the Inflation Reduction Act, as well as or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable

Item 3. Defaults Upon Senior Securities.

Not applicable

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

None

Item 6. Exhibits.

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Number	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-38582	3.1	7/24/2018

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-38582	3.2	7/24/2018

10.1	Sales Agreement between the Company and Cowen and Company, LLC, dated August 4, 2022.	8-K	001-38582	1.1	8/4/2022

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, has been formatted in Inline XBRL.

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Allakos Inc.

Date: November 7, 2022	By:	/s/ Robert Alexander
Robert Alexander, Ph.D.
Chief Executive Officer and Director (Principal Executive Officer)

Date: November 7, 2022	By:	/s/ H. Baird Radford, III
H. Baird Radford, III
Chief Financial Officer (Principal Financial and Accounting Officer)