Form 10-K
period 2022-12-31
Allakos Inc.
filed 2023-03-06
CIK 1564824

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant based on the closing price of the Registrant’s Common Stock on the Nasdaq Global Select Market as of June 30, 2022 was $121.0 million.

The number of shares of Registrant’s Common Stock outstanding as of February 27, 2023 was 85,682,133.

Portions of the Registrant’s Definitive Proxy Statement relating to the registrant’s 2023 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s 2022 fiscal year ended December 31, 2022.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or Annual Report, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future results of operations and financial position, business strategy, development plans, ongoing and planned future preclinical studies and clinical trials, future results of ongoing and planned clinical trials, expected research and development costs, regulatory strategy, timing and likelihood of success, as well as plans and objectives of management for future operations, are forward-looking statements. In some cases, investors can identify forward-looking statements by terms such as “may,” “will,” “should,” “would,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:

•
our plans to develop, manufacture and commercialize lirentelimab, AK006 and our other product candidates, including our targeted clinical indications, intellectual property strategy, sales and marketing objectives and infrastructure capabilities;
•
the timing, focus and clinical indications of our preclinical studies and clinical trials, and the reporting of data from those trials;
•
the ability of our clinical trials to demonstrate safety and efficacy of our product candidates, and other positive results;
•
the expected patient enrollment in our clinical trials;
•
the focus of our new work model in response to the COVID-19 pandemic;
•
the impact that the adoption of new accounting pronouncements will have on our financial statements;
•
the beneficial characteristics, safety, efficacy and therapeutic effects of lirentelimab, AK006 or our other product candidates;
•
the timing or likelihood of regulatory filings and approvals, including our expectation to seek special designations, such as orphan drug designation, for lirentelimab, AK006 or our other product candidates for various diseases;
•
our ability to obtain and maintain regulatory approval of lirentelimab, AK006 or our other product candidates;
•
our continued reliance on third-parties to conduct additional clinical trials of lirentelimab and our other product candidates;
•
our ability to obtain, maintain, or negotiate favorable terms of any collaboration, partnership, licensing or other arrangements that may be necessary or desirable to develop, manufacture or commercialize lirentelimab and our other product candidates;
•
the need to hire additional personnel and our ability to attract and retain such personnel;
•
the need for additional financing;
•
our expectations regarding financial performance, including revenues, expenses and net losses, and impacts from our relationship with Lonza AG (including our Reorganization Plan);
•
the sufficiency of our existing cash, cash equivalents and marketable securities to fund our future operating expenses and capital expenditure requirements;
•
the costs associates with being a public company; and
•
our anticipated uses of our existing cash, cash equivalents and investments.

We have based these forward-looking statements largely on our current expectations and projections about our business, the industry in which we operate and financial trends that we believe may affect our business, financial condition, results of operations and prospects, and these forward-looking statements are not guarantees of future performance or development. These forward-looking statements speak only as of the date of this Annual Report and are subject to a number of risks, uncertainties and assumptions described in the section titled “Risk Factors” included in Part I, Item 1A and elsewhere in this Annual Report. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, investors should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events or otherwise.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

PART I

Item 1. Business.

Overview

We are a clinical stage biotechnology company developing therapeutics which target immunomodulatory receptors present on immune effector cells involved in allergic, inflammatory and proliferative diseases. Activating inhibitory receptors allows us to directly target cells involved in disease pathogenesis and, in the setting of allergy and inflammation, has the potential to result in broad inhibition of inflammatory cells. In the setting of proliferative diseases, blocking the inhibitory function of the receptors could restore the immune cells’ ability to identify and kill proliferative cells. Our most advanced antibodies are lirentelimab (AK002) and AK006.

Lirentelimab targets Siglec-8, an inhibitory receptor expressed selectively on mast cells and eosinophils, two types of white blood cells that are widely distributed in the body and play a central role in the inflammatory response. Binding of lirentelimab (AK002) to Siglec-8 results in rapid and sustained depletion of eosinophils via antibody-dependent cellular cytotoxicity (ADCC) and inhibition of mast cell activation by multiple stimuli including IgE, IL-33, TSLP, MRGPRX-2, TLR and others. Inappropriately activated mast cells and eosinophils have been identified as key drivers in chronic spontaneous urticaria and atopic dermatitis as well as a number of severe diseases affecting the skin, lungs, gastrointestinal tract, eyes and other organs. We are developing lirentelimab for the treatment of atopic dermatitis, chronic spontaneous urticaria and potentially other indications.

Lirentelimab has completed an open label Phase 2a chronic urticaria including patients with chronic spontaneous urticaria and patients with omalizumab refractory urticaria. Chronic spontaneous urticaria is a debilitating skin condition characterized by frequent and unpredictable eruption of hives, severe itching and swelling. Chronic spontaneous urticaria affects up to 3 million patients in the U.S. with significant number of patients continuing to experience symptoms despite treatment with antihistamines and/or omalizumab. Based on the promising symptom improvements reported in the Phase 2a study we initiated a randomized, double-blind, placebo-controlled Phase 2b trial of subcutaneous (“SC”) lirentelimab in patients with chronic spontaneous urticaria. Results of from this study are expected in the second half of 2023.

Lirentelimab has also been completed clinical studies in severe allergic conjunctivitis, indolent systemic mastocytosis, eosinophilic gastritis (“EG”) and/or eosinophilic duodenitis (“EoD”), and eosinophilic esophagitis (“EoE”). Based on promising observations in these studies in patients with comorbid atopic dermatitis, we initiated a randomized, double-blind, placebo-controlled Phase 2 clinical trial of SC lirentelimab in adult patients with moderate-to-severe atopic dermatitis. Results of from this study are expected in the second half of 2023. Atopic dermatitis is a chronic pruritic inflammatory condition that is characterized by dry, red, itchy patches of skin. Atopic dermatitis affects approximately 16.5 million (7.3%) adults in the U.S., and over 5.5 million are managed by a specialist.

To date, lirentelimab has been administered intravenously in our completed clinical efficacy studies. Intravenous (“IV”) lirentelimab has been administered in more than 750 patients, and with more than 300 patients exposed for one year or more. Lirentelimab has generally been well-tolerated in each of our clinical trials. The most common adverse event with intravenous lirentelimab has been the occurrence of mild to moderate infusion related reactions (“IRR”), consisting of flushing, feeling of warmth, headache, nausea or dizziness, which occurred mostly during the first infusion and diminished or did not occur on subsequent infusions. IRRs are commonly associated with IV administrated ADCC antibodies. There have been no long-term safety findings to date with IV lirentelimab.

We have also developed a formulation of lirentelimab for SC administration which is being used in our current studies. SC lirentelimab has completed a Phase 1 study in healthy volunteers evaluating the safety, tolerability and pharmacokinetics of SC lirentelimab (for additional information, see “Lirentelimab Clinical Development”). SC lirentelimab provided prolonged eosinophil depletion and was well tolerated; there were no serious adverse events, no injection site reactions, and no injection-related reactions.

In addition to our clinical development efforts with lirentelimab, we also have a robust preclinical research effort directed at generating antibodies to novel immunomodulatory receptors. The most advanced of these are AK006 and AK007. AK006 targets Siglec-6, an inhibitory receptor expressed selectively on mast cells. Binding of AK006 to Siglec-6 activates the native inhibitory function of the receptor which in turn reduces mast cell activation. In preclinical studies, AK006 inhibited multiple modes of mast cell activation, including IgE, IL-33, KIT, C5a, and MRGPRX2, resulting in the deep suppression of mast cell activation. In addition to mast cell inhibition, AK006 reduced human tissue mast cells via antibody-dependent cellular phagocytosis (ADCP). AK006 appears to have the potential to provide broader and deeper mast cell inhibition than lirentelimab and, in addition to its inhibitory activity, reduce mast cell numbers. We plan to begin human studies with AK006 in the first half of 2023 in healthy volunteers and subsequently in patients with mast cell driven diseases.

AK007 targets Siglec-10, a myeloid inhibitory checkpoint receptor that is selectively expressed on tumor associated macrophages (“TAMs”) and dendritic cells (“DCs”). AK007 is designed to block all known ligand interaction with Siglec-10, including the “don’t eat me” signal CD24. “Don’t eat me” signals such as CD47 and CD24, have been identified to be overexpressed in tumors and allow cancer cells to avoid destruction by macrophages and other myeloid cells of the innate immune system. In preclinical research, AK007 polarizes tumor-associated myeloid cells and promotes anti-tumor immunity. Allakos is currently conducting preclinical studies with AK007.

Figure 1. Allakos Pipeline

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

Figure 2. Mast Cell and Eosinophil Functions

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

Siglec-8 is an Attractive Target for Mast Cell and Eosinophil Driven Diseases

Siglec-8 (sialic acid immunoglobulin-like lectin 8) is a constitutively expressed inhibitory receptor that is restricted to eosinophils, mast cells and to a lesser extent, basophils (approximately 1/100 the level on mast cells and eosinophils). The physiological function of Siglec-8 is to provide an inhibitory signal to mast cells and eosinophils. Siglec-8 exerts these effects through an intracellular immunoreceptor tyrosine-based inhibitory motif (“ITIM”) and ITIM-like motif. In contrast to approaches which block a single activating cytokine or receptor, targeting the ITIM signaling cascade (via Siglec-8) has the potential to counteract a broad array of activating signals, which could allow for the treatment of multiple diseases. Antibodies to Siglec-8 have been shown to trigger antibody-dependent cellular cytotoxicity (ADCC) of blood eosinophils and apoptosis of tissue eosinophils and to inhibit the release of inflammatory mediators from mast cells.

Figure 3. Siglec-8 Triggers Apoptosis of Eosinophils and Inhibition of Mast Cells

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

Siglec-6 is an Attractive Target for Mast Cell Driven Diseases

Siglec-6 (sialic acid immunoglobulin-like lectin 6) is a constitutively expressed inhibitory receptor that is selectively expressed on mast cells. The physiological function of Siglec-6 is to provide an inhibitory signal to mast cells. Siglec-6 exerts these effects through an intracellular immunoreceptor tyrosine-based inhibitory motif (ITIM) and ITIM-like motif. AK006 was engineered for deep mast cell inhibition and its ability to suppress mast cell activity. In preclinical studies, AK006 inhibited multiple modes of mast cell activation, including IgE, IL-33, KIT, C5a, and MRGPRX2, resulting in the broad suppression of inflammation. In addition to mast cell inhibition, AK006 reduced human tissue mast cells via antibody-dependent cellular phagocytosis (“ADCP”).

Figure 4. AK006 Triggers Potent Inhibition of Mast Cells

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

The key elements of our strategy are to:

•
Evaluate lirentelimab in eosinophilic and mast cell driven conditions. We have an ongoing Phase 2b clinical study in patients with chronic spontaneous urticaria and an ongoing Phase 2 clinical study in patients with atopic dermatitis. These diseases are believed to be driven by activated mast cells and eosinophils. We have also completed trials in patients with EGID, CU, ISM, and SAC and will continue to evaluate potential commercial opportunities in these, as well as other indications, as potentially appropriate in the future.
•
Evaluate AK006 in mast cell driven conditions. We expect to initiate in-human studies with AK006 in the first half of 2023 in healthy volunteers and subsequently in patients with mast cell driven diseases. AK006 appears to have the potential to provide broader and deeper mast cell inhibition than lirentelimab and, in addition to its inhibitory activity, reduce mast cell numbers.
•
Evaluate AK007 in oncology. We are currently conducting preclinical studies with AK007. To date we have completed preclinical experiments demonstrating Siglec-10 monotherapy decreased tumor progression in conjunction with activated innate and adaptive immune responses in the tumor.
•
Build therapeutic pipeline. Our research is focused on immunomodulatory receptors present on immune effector cells involved in allergic, inflammatory and proliferative diseases. Activating these immunomodulatory receptors allows us to directly target cells involved in disease pathogenesis and, in the setting of allergy and inflammation, has the potential to result in broad inhibition of inflammatory cells. In the setting of proliferative diseases, blocking the inhibitory the function of the receptors could restore the immune cells’ ability to identify and kill proliferative cells. Following this approach, we have developed lirentelimab, AK006, and AK007 and have research programs directed at other immunomodulatory targets.

Lirentelimab Clinical Development

We are developing lirentelimab for the treatment of chronic spontaneous urticaria, atopic dermatitis and potentially other indications. Lirentelimab has completed an open label Phase 2a chronic urticaria including patients with chronic spontaneous urticaria and patients with omalizumab refractory urticaria. Based on the promising symptom improvements reported in the phase 2a study we initiated a randomized, double-blind, placebo-controlled Phase 2b trial of subcutaneous lirentelimab in patients with chronic spontaneous urticaria. Results of from this study are expected in the second half of 2023.

Lirentelimab has also been completed clinical studies in severe allergic conjunctivitis, indolent systemic mastocytosis, eosinophilic gastritis (“EG”) and/or eosinophilic duodenitis (“EoD”), and eosinophilic esophagitis (“EoE”). Based on promising observations in these studies in patients with comorbid atopic dermatitis, we initiated a randomized, double-blind, placebo-controlled Phase 2 clinical trial of SC lirentelimab in adult patients with moderate-to-severe atopic dermatitis. Results of from this study are expected in the second half of 2023.

Intravenous (“IV”) lirentelimab has been administered in more than 750 patients, and with more than 300 patients exposed for one year or more. Lirentelimab has generally been well-tolerated in each of our clinical trials. The most common adverse event with intravenous lirentelimab has been the occurrence of mild to moderate infusion related reactions (“IRR”), consisting of flushing, feeling of warmth, headache, nausea or dizziness, which occurred mostly during the first infusion and diminished or did not occur on subsequent infusions. IRRs are commonly associated with IV administrated ADCC antibodies. There have been no long-term safety findings to date with IV lirentelimab.

We have developed a formulation of lirentelimab for SC administration which is being used in our current studies. SC lirentelimab completed a randomized, double-blind, placebo-controlled, single dose, dose ranging Phase 1 study in healthy volunteers evaluating the safety, tolerability and pharmacokinetics of SC lirentelimab. Administration of SC lirentelimab resulted in extended eosinophil suppression at all dose levels tested. At dose levels of 3.0 and 5.0 mg/kg and with the fixed dose of 300 mg, SC lirentelimab resulted in eosinophil suppression in all subjects through Day 85. The pharmacokinetic and pharmacodynamic results suggest that SC lirentelimab may be given monthly or potentially less frequently. SC lirentelimab was well tolerated, and there were no serious adverse events, no injection site reactions, and no injection-related reactions with SC lirentelimab.

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

Despite sharing similar inflammatory pathology, the various forms of urticaria differ in the triggers that elicit the inflammatory response and symptoms. Patients with cholinergic urticaria typically develop symptoms a few minutes after exercise or passive warming in a bath or shower. In some cholinergic patients, emotional stress or hot and spicy food or beverages can also elicit symptoms. Symptomatic dermatographism is characterized by hives and pruritis following a minor stroking pressure, rubbing or scratching of the skin. In CSU, pruritic wheal-and-flare-type skin reactions spontaneously appear on the skin at any time of the day or night. In most CSU patients, an underlying cause of CSU cannot be identified making a causal and/or curative treatment difficult. CSU affects up to 3 million adults in the U.S., and approximately 2 million are managed by a specialist. There are an estimated 800,000 adults with chronic spontaneous urticaria who have moderate-to-severe disease despite antihistamines usage, yet only ~10% of patients are currently on a biologic.

Current Therapies and Limitations

The current treatment guidelines for the management of all forms of urticaria recommend the use of non-sedating oral H1-antihistamines as first-line therapy. For patients who do not respond to standard doses of

H1-antihistamines, doses are increased to as high as four times the standard dose. Though this can increase the response rates, side effects also increase, including sedation and anticholinergic effects, such as dry mouth, blurred vision, urinary retention and constipation. Patients who do not respond to or are unable to tolerate high dose antihistamines have few options. For cholinergic urticaria and symptomatic dermatographism patients, it is recommended that they avoid target triggers such as overheated spaces, hot baths/showers, exercise, specific food allergens and excessive contact. For CSU patients who remain symptomatic despite antihistamine treatment, the only currently approved treatment is Xolair (omalizumab), a monoclonal anti-IgE antibody. Unfortunately, approximately 60% of CSU patients continue to have symptoms despite treatment with Xolair.

Phase 2a Study Design and Results

We conducted an open-label Phase 2a study with lirentelimab in patients with uncontrolled chronic urticaria despite treatment with H1 antihistamines at up to 4x the labeled dose. The study enrolled four cohorts consisting of 13 Xolair naïve patients with CSU, 11 Xolair refractory patients with CSU (average duration of Xolair treatment 10 months at doses as high as 600mg/month), 11 patients with cholinergic urticaria, and 10 patients with symptomatic dermographism. Baseline symptom scores, as measured by Urticaria Control Test (“UCT”) and Urticaria Activity Score (“UAS7”) were collected over a 4-week screening period. Patients with baseline UCT scores of less than 12, indicative of poorly controlled urticaria, were enrolled in the study and treated with up to 6 doses of lirentelimab given once monthly. Patients received an initial dose of 0.3 mg/kg at baseline, followed by a dose of 1.0 mg/kg on day 28, and then received monthly doses of either 1.0 or 3.0 mg/kg for a total of 6 doses. The primary endpoint of the trial was patient-reported symptoms measured by the UCT. Secondary endpoints include safety and tolerability, as well as patient-reported symptoms as measured by UAS7 (CSU patients only), pulse controlled ergometry (cholinergic urticaria patients only), and Fric testing (symptomatic dermographism patients only).

Results for each cohort are shown in Figure 15. Patients in all cohorts reported high levels of disease control and some patients experienced complete resolution of symptoms while receiving lirentelimab. Importantly, lirentelimab also produced high levels of response in patients that were refractory to Xolair.

Figure 5. Data from the Phase 2a CU Clinical Trial

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

Intravenous lirentelimab was generally well tolerated in the Phase 2a CU study. The most common adverse event was the occurrence of mild to moderate IRRs such as flushing, feeling of warmth, headache, nausea or dizziness, which occurred in 34% of first infusions and 4% of subsequent infusions.

Current Study

Based on the results from the Phase 2a CU study, we initiated a Phase 2b study in patients with chronic spontaneous urticaria in the third quarter of 2022. The Phase 2b study is a 12-week, multicentered, randomized, double-blind, placebo-controlled study that will enroll approximately 110 adult patients with antihistamine refractory chronic spontaneous urticaria (including patients with prior biologics treatment). Patients will be randomized 1:1 to receive doses of subcutaneous lirentelimab 300 mg or placebo once every two weeks (“Q2W”). The primary end point of the trial will be the change from baseline in UAS7 at week 12.

Figure 6. Ongoing Lirentelimab Phase 2b CSU Clinical Study

Study	Milestones
Phase 2b SC Chronic Spontaneous Urticaria	Initiated in Q3 2022 Topline expected in 2H 2023

Atopic Dermatitis

Disease Overview

Atopic dermatitis (“AD”) is a chronic pruritic inflammatory condition that is characterized by dry, red, itchy patches of skin. Multiple mechanisms contribute to the disease, including epithelial barrier impairment, systemic immune dysregulation, neuroinflammation, fibrotic remodeling and dysbiosis of skin microbiota. Crosstalk between eosinophils, mast cells, and sensory neurons has been shown to drive inflammation and chronic itch in atopic dermatitis via IgE, IL-4, IL-13, IL-33, and MRGPRX2. Atopic dermatitis affects approximately 16.5 million (7.3%) adults in the U.S., and over 5.5 million are managed by a specialist. It is estimated that 2 million adults with atopic dermatitis have moderate-to-severe disease and are considered biologic-eligible, yet only ~10% of patients are currently on a biologic.

Current Therapies and Limitations

Atopic dermatitis is treated with oral antihistamines, topical moisturizers and emollients and topical steroids. Unfortunately, many patients continue to have lesions and symptoms despite these treatments and many of the drugs are not suitable for long-term treatment due to undesirable side effects. For patients who do not respond to these options or for more serious patients, FDA approved therapies include dupilumab (anti-IL-4 and IL-13 antibody), tralokinumab (anti IL-13 antibody), ruxolitinib (topical JAKi), abrocitinib (JAKi small molecule) and upadacitinib (JAKi small molecule). The IL-4 & IL-13 class was initially approved in 2017 for patients with moderate-to-severe AD, however not all patients respond to treatment. The JAKi class was initially approved for AD in 2021 however these drugs come with a boxed warning for serious infections, mortality, malignancies, major adverse cardiovascular events (“MACE”) and thrombosis. There remains a need for novel mechanisms of action to treat patients with AD.

Preclinical Data Showing Mast Cell and Eosinophil in Atopic Dermatitis Skin Lesions

In atopic dermatitis skin lesions, eosinophils and mast cells are elevated in number and mast cells are activated with high levels of surface-bound IgE. These cells have been shown to induce chronic inflammation and itch via the wide array of activating receptors expressed on their cell surface, and through crosstalk with sensory neurons and other cell types.

Moreover, mast cells and eosinophils are major sources of IL-4 and IL-13, cytokines that have been shown to be clinically relevant mediators of inflammation and fibrosis.

Figure 7. Mast Cells and Eosinophils Are Elevated in Atopic Dermatitis Skin Lesions

Biomarker data from Phase 1b Severe Allergic Conjunctivitis Study

Tear cytokine levels were assessed before and after lirentelimab treatment in a Phase 1b study in patients with severe allergic conjunctivitis. Upon lirentelimab dosing, symptom improvements were reported and cytokine levels such as IL-4, IL-13, CCL26/Eotaxin-3 as well as CCL/MIP-α showed meaningful decreases. Moreover, these cytokines rebounded to baseline levels following study conclusion. The changes observed suggest that lirentelimab can reduce cytokines that have been shown to be clinically relevant in atopic dermatitis.

Figure 8. Lirentelimab Reduced Clinically-Relevant Cytokines in Phase 1 Severe Allergic Conjunctivitis Study

Observations in Patients with Atopic Dermatitis in Lirentelimab Clinical Studies

Evidence of lirentelimab therapeutic activity was observed in two separate clinical studies of lirentelimab in patients with comorbid atopic dermatitis. In the EG/EoD Phase 3 study (ENIGMA 2), patients with comorbid atopic dermatitis were assessed using a daily questionnaire for the global disease severity and reported a decrease in disease severity of 63% compared to 12% on placebo (n=9). In a single-arm, Phase 1b severe allergic conjunctivitis study, patients with comorbid atopic dermatitis reported a 56% decrease in disease severity (n=11).

Figure 9. Improvement in Concomitant Atopic Dermatitis

Current Study

We initiated a Phase 2 study in patients with moderate-to-severe atopic dermatitis. The Phase 2 study is a 14-week, multicentered, randomized, double-blind, placebo-controlled trial that will enroll approximately 130 adult patients with moderate-to-severe disease atopic dermatitis who are inadequately controlled by topical treatments (including patients with prior biologics treatment). Patients are randomized 1:1 to receive a dose of subcutaneous 300mg lirentelimab every two weeks or placebo. The primary endpoint will be the proportion of patients who achieve eczema area and severity index (EASI)-75 at week 14.

Figure 10. Ongoing Lirentelimab Phase 2 Atopic Dermatitis Clinical Study

Study	Milestones
Phase 2 SC Atopic Dermatitis	Initiated in Q4 2021 Topline expected in 2H 2023

Additional Indications

To date, lirentelimab has completed a Phase 2 study (ENIGMA 1) and Phase 3 study (ENIGMA 2) in patients with eosinophilic gastritis and/or eosinophilic duodenitis, a Phase 2/3 study in patients with eosinophilic esophagitis (KRYPTOS), a Phase 3 study in patients with eosinophilic duodenitis (EoDyssey). The Phase 2 EG and/or EoD study with lirentelimab (ENIGMA 1) met all prespecified primary and secondary endpoints when compared to placebo and results were published in The New England Journal of Medicine. More recently, the ENIGMA 2, KRYPTOS and EoDyssey studies each met the histologic co-primary endpoint of those studies but failed to meet the symptomatic co-primary endpoint when compared to placebo.

Lirentelimab has also shown activity in open label clinical studies in chronic urticaria, severe allergic conjunctivitis, indolent systemic mastocytosis and mast cell gastrointestinal disease. In addition, patients in clinical studies with atopic comorbidities such as asthma, atopic dermatitis, and allergic rhinitis experienced improvements in these conditions. The activity observed in these studies suggests that lirentelimab could provide benefit to patients suffering from these diseases and highlights the potential of lirentelimab to broadly inhibit mast cells and deplete eosinophils in different disease settings.

AK006 Preclinical Data

AK006 targets Siglec-6, an inhibitory receptor expressed selectively on mast cells. Binding of AK006 to Siglec-6 activates the native inhibitory function of the receptor which in turn reduces mast cell activation. In preclinical studies, AK006 inhibited multiple modes of mast cell activation, including IgE, IL-33, KIT, C5a, and MRGPRX2, resulting in the broad suppression of inflammation. In addition to mast cell inhibition, AK006 reduced human tissue mast cells via antibody-dependent cellular phagocytosis (ADCP). AK006 appears to have the potential to provide deeper mast cell inhibition than lirentelimab and, in addition to its inhibitory activity, reduce mast cell numbers.

AK006 induces potent mast cell inhibition in ex vivo human tissues

We developed an IgE-mediated mast cell activation assay in human tissue. In this assay, mast cells are activated via high affinity IgE receptor, FceRI, using an agonistic anti-FceRI antibody and mast cell activation is evaluated by examining CD63 expression using flow cytometry. CD63 is an activation marker found on mast cell granules, high levels indicate that mast cells are actively degranulating. While AK002 showed potent mast cell inhibition, AK006 was able to provide deeper levels of inhibition.

Figure 11. IgE-Mediated Mast Cell Activation in Human Tissue

AK006 inhibits systemic anaphylaxis in vivo

AK006 has been shown to inhibit mast cell activation in vivo using a systemic anaphylaxis mouse model. Administration of an anti-FceRI antibody, to activate mast cells, induces systemic anaphylaxis in humanized mice. AK006 + anti-FceRI treated mice demonstrated inhibition of an anaphylactic response compared to isotype control +

anti-FceRI treated mice that experienced an anaphylactic response. Moreover, AK006 treated mice displayed reduced levels of mast cell-derived mediators, including active tryptase, chymase and histamine.

Figure 12. AK006 Protects Against Systemic Anaphylaxis in Humanized Mice

AK006 inhibits KIT-mediated mast cell activation in vivo

AK006 also has been shown to inhibit KIT activation of mast cells in vivo. Administration of stem cell factor (“SCF”), a potent KIT activator, to Siglec-6 transgenic mice induces mast cell activation and inflammation. AK006 reduced KIT-mediated mast cell activation as assessed by CD63 expression compared to sham treated mice (mice that did not receive SCF). In addition, AK006 treated mice displayed reduced levels of inflammatory mediators (TNF and IL-6) compared to isotype control mice.

Figure 13. KIT-Mediated Mast Cell Activation and Inflammation in Siglec-6 Transgenic Mice

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

Figure 14. Mast Cell Numbers in Ex Vivo Cultured Human Tissue

The above data suggests that AK006 selectively targets mast cells and has the potential to induce broad inhibition of mast cell activation and reduce mast cell numbers. This profile could give AK006 increased therapeutic activity while potentially avoiding toxicities associated with less selective mast cell targeting drugs.

We plan to initiate human studies with AK006 in the first half of 2023 in healthy volunteers and subsequently in patients with mast cell driven diseases.

AK007 Preclinical Data

In proliferative diseases like cancer, blocking immune inhibitory checkpoint receptors can restore the immune system’s ability to identify and kill tumor cells. Therapeutics that target T cell checkpoint receptors, such as PD-1 and CTLA-4, or their ligands, were the first to demonstrate meaningful anti-tumor activity by blocking immune cell inhibition (i.e., removing the brakes). More recently, “don’t eat me” signals, such as CD47 and CD24, have been identified which allow cancer cells to avoid destruction by macrophages and other myeloid cells of the innate immune system. Restoring myeloid cell function has the potential to increase anti-tumor immunity by activating both innate and adaptive immune cells.

Siglec-10 is a checkpoint receptor selectively expressed on tumor associated macrophages (“TAMs”) and dendritic cells (“DCs”). It functions as an inhibitory receptor through interaction with multiple ligands, including the “don’t eat me” signal CD24 as well as CD52 and VAP-1. Siglec-10 induces immunosuppression and promotes tumor immune escape through interaction with CD24. Similarly, CD52 has been shown to induce inhibition via Siglec-10, indicating that Siglec-10 functions as an inhibitory receptor through multiple ligands. Siglec-10 is elevated in multiple tumor types and increased expression has been inversely correlated with patient survival in multiple solid tumors, suggesting that Siglec-10 may play a role in tumor evasion.

Figure 15. AK007 Restores Macrophage and Dendritic Cell Anti-Tumor Activity

Cytoskeletal rearrangement
Inflammatory signaling
SHP2 phosphatase
SHP1 phosphatase
Siglec-10
CD24
CD52/VAP-1
Tumor
Tumor-associated macrophage
Cancer cell
Dendritic cell
AK007
CD11c+MHC+
Tumor clearance by phagocytosis
Cytotoxic T cell activation

AK007 is a humanized Siglec-10 antagonist antibody designed to block Siglec-10 interaction with all known ligands (CD24, CD52, and VAP-1). Preclinical studies have demonstrated that monotherapy treatment with a Siglec-10 antagonist antibody inhibited tumor growth in a syngeneic colon adenocarcinoma model in Siglec-10 transgenic mice. Importantly, this reduced tumor growth was associated with an expansion and activation of TAMs, DCs, and T lymphocytes in the tumor. By targeting Siglec-10, AK007 has the potential to reverse myeloid suppression and promote anti-tumor immunity by directly blocking the checkpoint receptor irrespective of individual ligand interaction.

Figure 16. Siglec-10 mAb monotherapy reduces tumor progression

In a Siglec-10 transgenic mouse model, mice were challenged with MC38 tumor cells and tumor volume was monitored twice weekly. Once tumor was established, mice were treated with Siglec-10 mAb (blue), or isotype control (gray) every 2 days for a total of 8 doses. Mice treated with Siglec-10 mAb experienced reduced tumor progression as compared to mice treated with isotype control.

Allakos is currently conducting preclinical studies with AK007.

Other Pipeline Programs

We are developing additional antibodies targeting novel inhibitory receptors expressed on key disease-driving immune cells. These antibodies have demonstrated in vitro and in vivo activity in murine models and are being evaluated for further development.

Competition

The biotechnology and pharmaceutical industries are characterized by rapid technological advancement, significant competition and an emphasis on intellectual property. We face potential competition from many different sources, including major and specialty pharmaceutical and biotechnology companies, academic research institutions, and governmental agencies, as well as public and private research institutions. Any product candidates that we successfully develop and commercialize will compete with current therapies and new therapies that may become available in the future. We believe that the key competitive factors affecting the success of any of our product candidates will include efficacy, safety profile, convenience, cost, level of promotional activity devoted to them and intellectual property protection.

We are not aware of any other company or organization that is conducting clinical trials of a product candidate that targets both mast cells and eosinophils, including any product candidate that specifically targets Siglec-8. The competition we may face with respect to each of the indications we are targeting with lirentelimab includes:

•
CU. Xolair (Roche and Novartis) is an FDA-approved drug for the treatment of CSU. We are not aware of any FDA-approved treatment options for cholinergic urticaria or symptomatic dermatographism. Companies conducting studies in chronic spontaneous urticaria include: Novartis (remibrutinib), Roche /

Genentech (fenebrutinib), Regeneron (dupilumab), AstraZeneca (benralizumab) and Celldex (CDX-0159).
•
AD. Dupilumab (Regeneron), tralokinumab (Leo Pharma), ruxolitinib (Incyte), abrocitinib (Pfizer) and upadacitinib (Abbvie) are FDA-approved drugs for the treatment of AD. Several companies, including but not limited to, Eli Lilly (baricitinib & lebrikizumab), Bristol Myers (branebrutinib), Sanofi (amlitelimab), Pfizer (etrasimod) and Amgen (AMG 451) have or are conducting studies in this indication.

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

We do not currently have the infrastructure or internal capability to manufacture our product candidates for use in clinical development and commercialization, and we currently have no plans to establish any manufacturing facilities. We rely, and expect to continue to rely, on third-party manufacturers for the production, packaging, labeling, storage, and distribution of our product candidates for preclinical testing and in compliance with cGMP requirements for clinical trials under our guidance. In the case of lirentelimab, to date we have relied on a single third-party manufacturer and we are currently in the process of developing alternative manufacturing capabilities. We expect to continue to rely on third-party manufacturers for the commercial supply of any of our product candidates if any of our product candidates obtain marketing approval. We have personnel with significant technical, manufacturing, analytical, quality, regulatory, cGMP and project management experience to oversee our third-party manufacturers and to manage manufacturing and quality data and information for regulatory compliance purposes.

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

Exclusive License Agreement with The Johns Hopkins University

We have exclusively licensed intellectual property from The Johns Hopkins University (“JHU”) in a license agreement dated December 20, 2013 and amended and restated on September 30, 2016. In December 2013, we entered into an agreement with JHU for an exclusive worldwide license to develop and commercialize for the treatment and prevention of disease products covered by the JHU licensed patent rights or derived from materials provided by JHU. In September 2016, we and JHU amended and restated the license agreement to an exclusive worldwide license to develop and commercialize in all fields products covered by the licensed patent rights, or derived from materials provided by JHU.

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

Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, if at all. The FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug or biologic has been associated with unexpected serious harm to patients. Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board or committee. This group provides authorization for whether a trial may move forward at designated check points based on access to certain data from the trial. Concurrent with clinical trials, companies usually complete additional animal studies and also must develop additional information about the chemistry and physical characteristics of the drug or biologic as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product and, among other things, companies must develop methods for testing the identity, strength, quality and purity of the final product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that our product candidates do not undergo unacceptable deterioration over their shelf life. Since the start of the COVID-19 pandemic, the FDA has issued various COVID-19-related guidance documents for sponsors and manufacturers. Recently, President Biden announced that the administration intends to end the COVID-19 national and public health emergencies on May 11, 2023. The full impact of the termination of the public health emergencies on FDA and other regulatory policies and operations are unclear.

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

The submission of an NDA requires payment of a substantial user fee to the FDA, unless otherwise exempted, such as in the case of an NDA for a drug with orphan drug designation. Under the Prescription Drug User Fee Act (“PDUFA”), as amended, each NDA or BLA must be accompanied by a user fee. FDA adjusts the PDUFA user fees on an annual basis. According to the FDA’s fee schedule, for the FDA’s fiscal year 2023, the user fee for an application requiring clinical data, such as an NDA or BLA, is approximately $3.24 million. PDUFA also imposes an annual program fee for human drugs and biologics of about $0.39 million. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on NDAs or BLAs for products designated as orphan drugs, unless the product also includes a non-orphan indication.

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

In Catalyst Pharms., Inc. v. Becerra, 14 F.4th 1299 (11th Cir. 2021), the court disagreed with the FDA’s longstanding position that the orphan drug exclusivity only applies to the approved use or indication within an eligible disease. In particular, the circuit court held that the orphan-drug exclusivity for Catalyst’s drug blocked FDA’s approval of another drug for all uses or indications within the same orphan-designated disease, or Lambert-Eaton myasthenic syndrome (“LEMS”), even though Catalyst’s drug was approved at that time only for use in the treatment of LEMS in adults. Accordingly, the court ordered the FDA to set aside the approval of a drug indicated for LEMS in children. This decision created uncertainty in the application of the orphan drug exclusivity. On January 24, 2023, the FDA published a notice in the Federal Register to clarify that while the agency complies with the court’s order in Catalyst, FDA intends to continue to apply its longstanding interpretation of the regulations to matters outside of the scope of the Catalyst order – that is, the agency will continue tying the scope of orphan-drug exclusivity to the uses or indications for which a drug is approved, which permits other sponsors to obtain approval of a drug for new uses or indications within the same orphan designated disease or condition that have not yet been approved. It is unclear how future litigation, legislation, agency decisions, and administrative actions will impact the scope of the orphan drug exclusivity.

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

Any product submitted to the FDA for marketing, including under a fast-track program, may be eligible for other types of FDA programs intended to expedite development and review, such as priority review and accelerated approval. Any product is eligible for priority review if it treats a serious or life-threatening condition and, if approved, would provide a significant improvement in safety and effectiveness compared to available therapies. A sponsor may request Priority Review designation of an NDA for a drug that is intended to treat a serious condition at the time of the original NDA (or efficacy supplement) submission. FDA may assign a Priority Review designation if FDA determines that the product, if approved, would provide a significant improvement in safety or effectiveness or any supplement that proposes a labeling change pursuant to a report on a pediatric study. A Priority Review designation means that the goal for the FDA to review an application is six months, rather than the standard review of ten months under the Prescription Drug User Fee Act (PDUFA) goals. Under the current PDUFA performance goals, these six- and ten-month review periods are measured from the 60-day filing date rather than the receipt date for NDAs for new molecular entities (“NME”), which typically adds approximately two months to the timeline for review from the date of submission.

A product may also be eligible for accelerated approval, if it treats a serious or life-threatening condition and generally provides a meaningful advantage over available therapies. In addition, it must demonstrate an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality (“IMM”), that is reasonably likely to predict an effect on IMM irreversible morbidity or mortality or other clinical benefit (i.e., an intermediate clinical endpoint), taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require that a sponsor of a drug or biologic receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials. Failure to conduct required post approval studies or confirm a clinical benefit during post marketing studies may lead to the FDA withdrawing the drug from the market. All promotional materials for drug candidates approved under accelerated approval regulations are subject to prior review by the FDA. If the FDA concludes that a drug or biologic shown to be effective can be safely used only if distribution or use is restricted, it may require such post-marketing restrictions, as it deems necessary to assure safe use of the product. Further, in December 2022, the Consolidated Appropriations Act, 2023, including the Food and Drug Omnibus Reform Act (“FDORA”), was signed into law. FDORA made several changes to the FDA’s authorities and its regulatory framework, including, among other changes, reforms to the accelerated approval pathway, such as requiring the FDA to specify conditions for post-approval study requirements and setting forth procedures for the FDA to withdraw a product on an expedited basis for non-compliance with post-approval requirements.

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

On January 31, 2022, the Clinical Trials Regulation (“CTR”) went into application, which aims to harmonize the submission, assessment and supervision processes for clinical trials in the European Union. The CTR also provided a new Clinical Trials Information System (“CTIS”), which provides a single entry point for sponsors and regulators of clinical trials and a public searchable database for certain clinical trial information.

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

Moreover, there has recently been heightened governmental scrutiny over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. Under the American Rescue Plan Act of 2021, effective January 1, 2024, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs will be eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. In August 2022, Congress passed the Inflation Reduction Act of 2022, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. The impact of these legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented by the government on us and the pharmaceutical industry as a whole is unclear. The implementation of cost containment measures, including the prescription drug provisions under the Inflation Reduction Act, as well as other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved. Complying with any new legislation and regulatory changes could be time-intensive and expensive, resulting in a material adverse effect on our business.

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

Human Capital

We believe we must attract, develop, motivate and retain exceptional employees to achieve our objectives. To accomplish this, we offer competitive compensation, promote diversity and inclusion, and focus on employee health, safety and well-being. Our board of directors engages regularly with management on human capital matters. As of December 31, 2022, we had 123 full-time employees, 91 of whom were engaged in research and development activities. None of our employees are represented by a labor union or covered under a collective bargaining agreement. We consider our relationship with our employees to be strong based on engagement scores, employee comments and turnover commensurate with that experienced in our industry.

Due to the clinical study results released in December 2021, our Board of Directors approved in February 2022 a reorganization plan (the “Reorganization Plan”) to reduce operating costs and better align our workforce with the new clinical development plans of our business. Under the Reorganization Plan, we reduced our workforce by approximately 35% during the first quarter of 2022.

The management team and the Board of Directors and the Company consulted with outside compensation advisors to develop severance packages appropriate to the market conditions for similar situations and companies. At the time of departure from the Company, impacted employees were eligible to receive severance benefits and Company funded COBRA premiums. Additionally, the Company provided job placement assistance and other services to help transitioning employees.

In addition, the Board of Directors approved, and management implemented during 2022 an employee retention program consisting of cash payments as well as grants of time-based RSUs and performance-based RSUs to the Company’s employees not impacted by the reduction in force.

Company Culture and Employee Development

We continue to build a culture that is both high performing and personally rewarding. We do this by clearly establishing a set of values to guide each of us. We also look for opportunities to recognize employees fostering the culture as a way to reinforce these behaviors. Recognition is a key component in ensuring employee contributions are both seen and appreciated. We have developed several employee recognition programs to support that goal.

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

In response to the COVID-19 pandemic, we implemented significant changes that we determined were in the best interest of our employees, as well as the communities in which we operate, in compliance with government regulations. This included having the vast majority of our employees work from home, while implementing additional safety measures for employees continuing to work on-site. To protect and support our essential team members, we implemented health and safety measures that included providing personal protective equipment (“PPE”), instituting mandatory screening before accessing buildings and implementing protocols to address actual and suspected COVID-19 cases and potential exposure. In 2022, we focused on collecting internal and external insights to inform decision-making on work models that would align with how employees will work in the current environment, including working from home, fully on-site, or in a hybrid fashion, which has evolved as a result of the COVID-19 pandemic. As we move into 2023, our focus will be on the implementation and sustained success of the new work models, including on-site engagement activities that reinforce our differentiating culture and facilitate cross-team networking, collaboration, and innovation. We will continue to monitor recommendations from local and national health authorities and respond accordingly.

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

Facilities

Our corporate headquarters are located in San Carlos, California, where we lease approximately 98,000 square feet of office, research and development and laboratory space. The lease term will expire on October 31, 2031. This lease agreement includes an option to extend the term for an additional period of five years and provides us a right of first refusal for certain additional office space. We believe that these facilities will be adequate for our near-term needs. If required, we believe that suitable additional or alternative space would be available in the future on commercially reasonable terms.

Legal Proceedings

For information on our legal proceedings, see “Item 3, Legal Proceedings”, in this Annual Report on Form 10-K.

Intellectual Property

Our success depends in part on our ability to obtain and maintain proprietary protection for our product candidates, technology and know-how, to operate without infringing the proprietary rights of others and to prevent others from infringing our proprietary rights. Our policy is to seek to protect our proprietary position by, among other methods, pursuing and obtaining patent protection in the United States and in jurisdictions outside of the United States related to our proprietary technology, inventions, improvements and product candidates that are important to the development and implementation of our business. Our patent portfolio is intended to cover our product candidates and components thereof, their methods of use and processes for their manufacture, our assays and any other inventions that are commercially important to our business. We also rely on trade secret protection of our confidential information and know-how relating to our proprietary technology, platforms and product candidates.

We believe that we have substantial know-how and trade secrets relating to our technology and product candidates. Our patent portfolio covering anti-Siglec-8 antibodies and uses thereof, as of December 31, 2022, contains five issued and unexpired U.S. patents with additional U.S. patent applications pending across 12 patent families that are solely owned by us, numerous foreign counterparts of these patents and patent applications, and 4 pending PCT applications.

We own one family with a granted U.S. patent that claims the active component of lirentelimab, an anti-Siglec-8 antibody, pharmaceutical compositions comprising lirentelimab, and methods for the treatment of particular diseases using antibodies to Siglec-8, with a projected expiration date in 2035 in the absence of patent extensions. Similar patents are issued in Europe, Japan and other territories, each having a projected expiration date in 2034 in the absence of patent extensions.

In addition, we have 15 further pending families of patent applications that include U.S. and foreign applications relating to methods of treatment for treating particular diseases using antibodies to Siglec-8, methods of delivering antibodies to Siglec-8, and formulations for antibodies to Siglec-8, with projected expiration dates ranging from 2035 to 2043 in the absence of patent extensions. These further families include four granted U.S. patents. Similar patents are issued in Europe, Japan and other territories.

We have also filed patent applications with claims pending relating to antibodies in preclinical development and methods for treating cancer and immune disorders with these antibodies, including various patent applications and provisional applications regarding antibodies targeting Siglec-6, Siglec-10 and other targets. We also have a non-exclusive license to intellectual property from BioWa and Lonza regarding the expression and manufacturing of monoclonal antibodies in particular mammalian host cell lines.

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
•
We will require substantial additional capital to finance our operations. If we are unable to raise such capital when needed, or on acceptable terms, we may be forced to delay, reduce and/or eliminate one or more of our research and drug development programs or future commercialization efforts.

Risks Related to the Discovery, Development and Commercialization of Our Product Candidates

•
Our business may be adversely affected by health epidemics, including the coronavirus outbreak.
•
We are dependent on the success of one of our lead compounds, lirentelimab, which is currently in multiple clinical trials. If we are unable to obtain approval for and commercialize lirentelimab for one or more indications in a timely manner, our business could be materially harmed.
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
•
We may face difficulties from changes to current regulations and future legislation.
•
Our business may become subject to economic, political, regulatory and other risks associated with international operations directly or indirectly. A variety of risks associated with marketing our product candidates internationally could materially adversely affect our business.

Risks Related to Employee Matters, Managing Our Growth and Other Risks Related to Our Business

•
Our success is highly dependent on the services of our Chief Executive Officer, Dr. Robert Alexander, and our President, Dr. Adam Tomasi, and our ability to attract and retain highly skilled executive officers and employees.
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
•
We may not gain the efficiencies we expect from scaling-up of manufacturing of lirentelimab, and our third-party manufacturers may be unable to successfully scale-up manufacturing in sufficient quality and quantity for lirentelimab or our other product candidates, which could delay or prevent the conducting of our clinical trials or the development or commercialization of our other product candidates.
•
Changes in methods of product candidate manufacturing or formulation may result in additional costs, delays or have unintended impacts to the development of our product candidates.

Risks Related to Ownership of Our Common Stock

•
The market price of our stock may continue to be volatile, which could result in substantial losses for investors.
•
Our operating results may fluctuate significantly, which makes our future operating results difficult to predict and could cause our operating results to fall below expectations or our guidance.
•
We have been and may in the future be subject to securities litigation, which is expensive and could divert management attention.

General Business Risks

•
If we fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could have a material adverse effect on our business.
•
Failure to comply with anti-bribery and anti-corruption laws and anti-money laundering laws, and similar laws, could subject us to penalties and other adverse consequences.
•
We are subject to various governmental export control and trade sanctions laws and regulations that could impair our ability to compete in international markets or subject us to liability if we violate these controls.
•
We may experience disruptions and delays or incur financial damages as a result of system failures or security breaches or incidents.
•
The other factors discussed under “Risk Factors”.

Risks Related to Our Financial Position and Need for Additional Capital

We are engaged in clinical drug development and have a limited operating history and no products approved for commercial sale, which may make it difficult for you to evaluate our current business and predict our future success and viability.

We are a clinical stage biopharmaceutical company with a limited operating history. We were incorporated and commenced operations in 2012, have no products approved for commercial sale and have not generated any revenue. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, identifying and developing potential product candidates, conducting preclinical and clinical studies of our product candidates, including Phase 1 and Phase 2 clinical trials of lirentelimab, one of our lead compounds. All of our product candidates currently under development, other than lirentelimab, are in preclinical development. We have not yet demonstrated our ability to successfully complete any pivotal clinical trials, obtain marketing approvals, complete large-scale drug manufacturing or arrange for a third-party to do so on our behalf or conduct sales and marketing activities. For example, in December 2021, we announced that both our ENIGMA study and our KRYPTOS study failed to meet their patient-reported symptomatic co-primary endpoints. As a result, it may be more difficult for you to accurately predict our future success or viability than it could be if we had a longer operating history.

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

We have incurred net losses in each reporting period since our inception, have not generated any revenue to date and have financed our operations principally through the sale and issuance of common stock and preferred stock. Our net losses were $320.0 million, $269.9 million and $153.5 million for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, we had an accumulated deficit of $932.8 million. We have devoted substantially all of our resources and efforts to research and development. One of our lead compounds, lirentelimab, is in clinical development, and our other product candidates are in preclinical development. As a result, we expect that it will be several years, if ever, before we generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to develop and market additional potential products.

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter-to-quarter such that a period-to-period comparison of our results of operations may not be a good indication of our future performance. The size of our future net losses will depend, in part, on our manufacturing and clinical activities, the rate of future growth of our expenses and our ability to generate revenue. Our prior losses and expected future losses have had and will continue to have an adverse effect on our working capital and our ability to achieve and maintain profitability.

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

•
successful and timely completion of preclinical and clinical development of our lead compounds, lirentelimab and AK006, and any other future product candidates;
•
timely receipt of marketing approvals for lirentelimab and any future product candidates for which we successfully complete clinical development and clinical trials from applicable regulatory authorities;
•
the extent of any required post-marketing approval commitments to applicable regulatory authorities;
•
developing an efficient and scalable manufacturing process for lirentelimab, AK006 and any future product candidates, including establishing and maintaining commercially viable supply and manufacturing relationships with third-parties to obtain finished products that are appropriately packaged for sale;
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

As of December 31, 2022, we had $279.8 million in cash, cash equivalents and investments. We filed: (i) on August 4, 2022, a prospectus supplement to such shelf registration statement that covers the offering, issuance and sale of up to $75.0 million of our common stock from time to time through an “at-the-market” program under the

Securities Act and (ii) on September 19, 2022, a prospectus supplement to our shelf registration statement on Form S-3 (File No. 333-265085) that covered the offering, issuance and sale of 29,882,000 shares of our common stock, at a public offering price of $5.02 per share. We received aggregate net proceeds of $140.6 million, after deducting the underwriting commissions and offering expenses from the September 19, 2022 follow-on offering and as of March 6, 2023 received aggregate net proceeds of $1.0 million under the “at-the-market” program. We believe that our existing cash, cash equivalents and investments will enable us to fund our operating expenses and capital expenditure requirements through at least the next 12 months. Our estimate as to how long we expect our existing cash, cash equivalents and investments to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

We plan to use our existing cash, cash equivalents and investments to fund our development of lirentelimab, AK006 and for other research and development activities, working capital and other general corporate purposes. This may include additional research, hiring additional personnel, capital expenditures and the costs of operating as a public company. Advancing the development of lirentelimab, AK006 and any other product candidates will require a significant amount of capital. Our existing cash, cash equivalents and investments will not be sufficient to fund all of the actions that are necessary to complete the development and commercial approval of lirentelimab, AK006 or any of our other product candidates. We will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources, which may dilute our stockholders or restrict our operating activities. We do not have any committed external source of funds. Adequate additional financing may not be available to us on acceptable terms, or at all. Additionally, our ability to raise additional capital may be adversely impacted by potential worsening of global economic conditions and volatility of financial markets in the United States and worldwide. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.

Risks Related to the Discovery, Development and Commercialization of Our Product Candidates

Our business may be adversely affected by health epidemics, including the coronavirus outbreak.

COVID-19 had an adverse impact on our operations and supply chains and COVID-19, or other health epidemics, may further disrupt our operations, supply chains or those of our contractors, and increase our expenses. We and our contractors experienced and may continue to experience disruptions in supply of items that are essential for our research and development activities, including, for example, raw materials and other consumables used in the manufacturing of our product candidates or medical and laboratory supplies used in our clinical trials or preclinical studies, in each case, for which there are or may be shortages because of ongoing efforts to address the outbreak. In particular, pursuant to the U.S. Defense Production Act, the U.S. federal government may, among other things, require domestic industries to provide essential goods and services needed for the national defense, and used the Defense Production Act in the context of COVID-19 to divert supplies and materials to vaccine producers. For example, one of our suppliers informed us that, due to their obligation to prioritize other products or customers pursuant to the Defense Production Act, they were not able to fulfill our orders for certain materials previously ordered to be used in our manufacturing process. While this and similar delays in materials have not yet caused delays in our overall timeline for clinical trials or regulatory filings, it is quite possible that this or other such delays may occur in the future, whether as a result of actions taken pursuant to the Defense Production Act or general shortages of materials attributable to the global efforts to combat Covid-19 or other health epidemics, which could impact our proposed timeline for developing and commercializing lirentelimab, AK006 and adversely impact our business, financial condition and results of operations.

In addition, the spread of COVID-19 disrupted the United States’ healthcare and healthcare regulatory systems; accordingly, COVID-19 or health epidemics may divert healthcare resources away from, or materially delay, U.S. Food and Drug Administration (“FDA”) approval or any applicable foreign regulatory approval with respect to our product candidates. Furthermore, our clinical trials may be negatively affected by the COVID-19 outbreak. Site initiation and patient enrollment may be delayed, for example, due to factors including prioritization of hospital resources toward the COVID-19 outbreak, travel restrictions, the inability to access sites for initiation and monitoring, and difficulties recruiting or retaining patients in our ongoing and planned clinical trials. Furthermore, if we determine that our clinical trial participants may suffer from exposure to COVID-19 as a result of their participation in our clinical studies, we may voluntarily terminate certain clinical sites as a safety measure until we reasonably believe that the likelihood of exposure has subsided. We may therefore be unable to complete our clinical trials on the timelines we expect, if at all, which could materially and adversely impact our ability to seek regulatory approval for our product candidates. Health epidemics may also reduce the effectiveness of our future sales efforts and/or impact our ability to launch and commercialize such product candidates; we have no experience in launching or selling a product amid pandemic conditions. Health epidemics also may have an adverse impact on the economies and financial markets of many countries, including the United States, potentially resulting in an economic downturn that could affect demand for our product candidates, if approved, impair our ability to raise capital when needed or otherwise impact our business, results of operations, cash flows and financial condition. In addition, if our operations are impacted from COVID-19 or health epidemics, we risk a delay, default and/or nonperformance under our existing agreements arising from force majeure. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which health epidemics including COVID-19, could adversely impact our business. Although we are continuing to monitor and assess the effects of public health conditions on our business, the ultimate impact of health epidemics is highly uncertain and subject to change.

We are dependent on the success of one of our lead compounds, lirentelimab, which is currently in multiple clinical trials. If we are unable to obtain approval for and commercialize lirentelimab for one or more indications in a timely manner, our business could be materially harmed.

Our future success is dependent on our ability to timely complete clinical trials and obtain marketing approval for, and then successfully commercialize lirentelimab, one of our lead compounds, for one or more indications. Lirentelimab is in the clinical stages of development and we are investing the majority of our efforts and financial resources in the research and development of lirentelimab for multiple indications. Our ability to develop lirentelimab remains uncertain. For example, in December 2021, we announced that both our ENIGMA study and our KRYPTOS study failed to meet their patient-reported symptomatic co-primary endpoints. Lirentelimab will require additional clinical development, evaluation of clinical, preclinical and manufacturing activities, marketing approval from government regulators, substantial investment and significant marketing efforts before we generate any revenues from product sales. We are not permitted to market or promote lirentelimab, or any other product candidates, before we receive marketing approval from the FDA and comparable foreign regulatory authorities, and we may never receive such marketing approvals.

The success of lirentelimab will depend on several factors, including the following:

•
initiation and timely completion of our clinical trials of lirentelimab;
•
successful and timely enrollment of appropriate patients for the indication(s) included in our current and future clinical trials;
•
potential variability of patient-reported measures and outcomes;
•
our ability to address any potential delays resulting from factors related to health pandemics;
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

•
travel and other restrictions due to health pandemics;
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

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in each target indication. Clinical testing is expensive, difficult to design and implement, can take many years to complete and its ultimate outcome is uncertain. A failure of one or more clinical trials can occur at any stage of the process. The outcome of preclinical studies and early-stage clinical trials may not be predictive of the success of later clinical trials. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their drugs. Our product candidates are in an early stage of development, and there is a high risk of failure and we may never succeed in developing marketable products.

We do not know whether our future clinical trials will begin on time or enroll patients on time, or whether our ongoing and/or future clinical trials will be completed on schedule or at all. Clinical trials can be delayed for a variety of reasons, including delays related to:

•
obtaining approval to commence a trial;
•
reaching agreement on acceptable terms with prospective contract research organizations (“CROs”) and clinical trial sites;
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

We currently have no drugs approved for sale and we cannot guarantee that we will ever have marketable drugs. Clinical failure can occur at any stage of clinical development and has been experienced by companies pursuing approval in the indications that we are, or are contemplating, developing. Clinical trials may produce negative or inconclusive results, and we or any future collaborators may decide, or regulators may require us, to conduct additional clinical trials or preclinical studies. We will be required to demonstrate with substantial evidence through well-controlled clinical trials that our product candidates are safe and effective for use in a diverse population before we can seek marketing approvals for their commercial sale. Success in preclinical studies and early-stage clinical trials does not mean that future larger registration clinical trials will be successful. This is because product candidates in later-stage clinical trials may fail to demonstrate sufficient safety and efficacy to the satisfaction of the FDA and non-U.S. regulatory authorities despite having progressed through preclinical studies and early-stage clinical trials. In particular, no compound with the mechanism of action of lirentelimab has been commercialized, and the outcome of preclinical studies and early-stage clinical trials may not be predictive of the success of later-stage clinical trials.

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
•
restrictions on the use of our products, if approved, such as boxed warnings or contraindications in labeling, or a Risk Evaluation and Mitigation Strategy (REMS), if any, which may not be required of alternative treatments and competitor products;

•
the potential and perceived advantages of product candidates over alternative treatments, including standard of care treatment regimes;
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

Two of our product candidates, AK006 and AK007, are in our preclinical and clinical pipeline. AK006 appears to have the potential to provide deeper mast cell inhibition than lirentelimab and, in addition to its inhibitory activity, reduce mast cell numbers. We plan to begin human studies with AK006 in the first half of 2023. In preclinical research, AK007 polarizes tumor-associated myeloid cells and promotes anti-tumor immunity. Allakos is currently conducting preclinical studies with AK007.

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

There is significant uncertainty related to insurance coverage and reimbursement of newly approved products. In the United States, principal decisions about reimbursement for new products are typically made by CMS. CMS decides whether and to what extent a new product will be covered and reimbursed under Medicare, and private payors often follow CMS’s decisions regarding coverage and reimbursement to a substantial degree. However, one payor’s determination to provide coverage for a drug product does not assure that other payors will also provide coverage for the drug product. As a result, the coverage determination process is often time-consuming and costly. This process will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance.

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

Risks Related to Regulatory Approval and Other Legal Compliance Matters

The regulatory approval processes of the FDA, European Medicines Agency (EMA) and comparable foreign regulatory authorities are lengthy, time-consuming and inherently unpredictable. If we are ultimately unable to obtain regulatory approval for our product candidates, we will be unable to generate product revenue and our business will be substantially harmed.

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

Our development program included studies of patients with eosinophilic gastritis (EG) and/or eosinophilic duodenitis (EoD). Varied terminology had been used in the literature to describe mucosal eosinophilia in the stomach and duodenum (including eosinophilic gastritis, eosinophilic duodenitis, eosinophilic gastroenteritis and eosinophilic enteritis), and the nomenclature for grouping non-esophageal eosinophil gastrointestinal disorders (“EGIDs”), both within the medical industry and the relevant regulatory agencies, as well as the ultimate indication and label for lirentelimab, have yet to be finalized/agreed upon. For example, in a recent communication with the FDA, they commented that they believe further characterization of isolated EoD is needed to determine whether this condition is a subtype of EG or whether it should be considered a distinct indication. The FDA stated they were taking this position because the field of eosinophilic gastrointestinal diseases is advancing rapidly and that data from published literature, the academic community, and our development program would be informative. It is possible based on our communications that the FDA may determine EoD or any other subset of EGIDs are not separate disease processes. If the FDA determines that EoD is not a separate disease process, but the EoD population is included in the approval as a subset of an approved condition, then such a determination could cause confusion and adversely impact doctors’ ability or willingness to prescribe our medication. In addition, if any particular subset of the EGID population falls outside the label, our marketing authorization would not extend to that population, which would impact the potential addressable market for our drug. Ultimately, whether lirentelimab will be used to treat any subset of patients with EGID or other indications will depend on the agency’s view of the efficacy and safety of lirentelimab, and our overall clinical development program.

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

Lirentelimab has generally been well tolerated in our clinical trials. The most common adverse event has been the occurrence of mild to moderate infusion-related reactions (IRRs) (consisting of flushing, feeling of warmth, headache, nausea or dizziness) which occurred mostly, but not exclusively, during the first infusion. Temporal interruption of the lirentelimab infusion and minimal intervention generally resulted in prompt resolution of symptoms and ability to resume the infusion without further complications, although there have been instances when an IRR has resulted in a subject being discontinued from a trial. Subjects in our ongoing and planned clinical trials may in the future suffer other significant adverse events or other side effects not observed in our preclinical studies or previous clinical trials. If clinical trials of our product candidates fail to demonstrate efficacy to the satisfaction of regulatory authorities or do not otherwise produce positive results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, development and commercialization of our product candidates.

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

Any regulatory approvals that we may receive for our product candidates will require surveillance to monitor the safety and efficacy of the product candidate, may contain significant limitations related to use restrictions for specified age groups, warnings, precautions or contraindications, and may include burdensome post-approval study or risk management requirements. For example, the FDA may require a REMS in order to approve our product candidates, which could entail requirements for a medication guide, physician communication plans or additional elements, such as boxed warning on the packaging, to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or foreign regulatory authorities approve our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for our product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with current good manufacturing practices (“cGMPs”) and good clinical practices (GCPs), for any clinical trials that we conduct post-approval. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP regulations and standards. If we or a regulatory agency discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facilities where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing. In addition, failure to comply with FDA and foreign regulatory requirements may, either before or after product approval, if any, subject our company to administrative or judicially imposed sanctions, including:

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

In Catalyst Pharms., Inc. v. Becerra, 14 F.4th 1299 (11th Cir. 2021), the court disagreed with the FDA’s longstanding position that the orphan drug exclusivity only applies to the approved use or indication within an eligible disease. This decision created uncertainty in the application of the orphan drug exclusivity. On January 24, 2023, the FDA published a notice in the Federal Register to clarify that while the agency complies with the court’s order in Catalyst, FDA intends to continue to apply its longstanding interpretation of the regulations to matters outside of the scope of the Catalyst order – that is, the agency will continue tying the scope of orphan-drug exclusivity to the uses or indications for which a drug is approved, which permits other sponsors to obtain approval of a drug for new uses or indications within the same orphan designated disease or condition that have not yet been approved. It is unclear how future litigation, legislation, agency decisions, and administrative actions will impact the scope of the orphan drug exclusivity.

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

The Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the ACA) substantially changed the way healthcare is financed by both the government and private insurers, and continues to significantly impact the U.S. pharmaceutical industry. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Since the enactment of the ACA, there have been judicial and Congressional challenges to certain aspects of the ACA. In June 2021, the U.S. Supreme Court held that Texas and other challengers had no legal standing to challenge the ACA, dismissing the case without specifically ruling on the constitutionality of the ACA. In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, effective April 1, 2013, which will remain in effect through 2031, with the exception of a temporary suspension implemented under various COVID-19 relief legislation from May 1, 2020 through March 31, 2022, unless additional congressional action is taken. Under current legislation, starting on April 1, 2022, the actual reduction in Medicare payments varies from 1% in 2022 to up to 4% in the final fiscal year of the sequester.

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

We are subject to federal and state laws and regulations requiring that we take measures to protect the privacy and security of certain information we used and otherwise processed in our business. For example, federal and state security breach notification laws, state health information privacy laws and federal and state consumer protection laws impose requirements regarding the collection, use, disclosure and storage of personal information. In addition, in June 2018, California enacted the California Consumer Privacy Act (the “CCPA”), which took effect on January 1, 2020. The CCPA gives California residents expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that may increase data breach litigation. Although the CCPA includes exemptions for certain clinical trials data, and protected health information governed by the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), the law may increase our compliance costs and potential liability with respect to other personal information we collect about California residents. Additionally, the California Privacy Rights and Enforcement Act (the “CPRA”), which amends and expands the CCPA, and creates a new California privacy regulatory authority, was passed via ballot initiative in November 2020 and became effective in most material respects on January 1, 2023. Additionally, other states, including Virginia, Colorado, Utah, and Connecticut, have enacted laws addressing privacy and security that impose obligations similar to those of the CCPA and CPRA, where on March 2, 2021, Virginia enacted the Virginia Consumer Data Protection Act, a comprehensive privacy statute that became effective on January 1, 2023; on June 8, 2021, Colorado enacted the Colorado Privacy Act, which takes effect on July 1, 2023; on March 24, 2022, Utah enacted the Utah Consumer Privacy Act, which takes effect on December 31, 2023; and on May 10, 2022, Connecticut enacted an Act Concerning Personal Data Privacy and Online Monitoring, which takes effect on July 1, 2023. More generally, the CCPA and CPRA have prompted proposals for new federal and state privacy legislation that, if passed, could increase our potential liability, increase our compliance costs, require us to modify our policies and practices, and adversely affect our business.

We may also be subject to or affected by foreign laws, regulations and regulatory guidance, governing the collection, use, disclosure, security, transfer, storage and other processing of personal data, such as information that we collect about patients and healthcare providers in connection with clinical trials and our other operations in the U.S. and abroad. We also may be or may be asserted to be subject to additional obligations relating to these matters, including industry standards. The global legislative and regulatory landscapes for privacy, data protection and information security matters continue to evolve, and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. This evolution may create uncertainty in our business, impose additional costs, and cause it to be necessary or appropriate for us to modify our policies or practices, which we may be unable to do on commercial reasonable terms or at all. The cost of compliance with these laws, regulations and standards is high and is likely to increase in the future. For example, the EU has adopted the General Data Protection Regulation (EU 2016/679) (the “GDPR”), and the United Kingdom has adopted its General Data Protection Regulation (the “UK GDPR”), which introduced strict requirements for processing personal data. The GDPR and UK GDPR have increased our compliance burden with respect to data protection, including by mandating potentially burdensome documentation requirements and granting certain rights to individuals to control how we collect, use, disclose, retain and otherwise process information about them. The processing of sensitive personal data, such as information about health conditions, entails heightened compliance burdens under the GDPR and the UK GDPR and is a topic of active interest among foreign regulators. In addition, the GDPR and the UK GDPR provide for breach reporting requirements, more robust regulatory enforcement and fines of up to the greater of 20 million euros or 4% of annual global revenue under the GDPR (or £17.5 million under the UK GDPR). Numerous other jurisdictions have proposed or enacted legislation that is similar to the GDPR and the UK GDPR. Significant effort and expense are required in order to address the GDPR’s and the UK GDPR’s restrictions and obligations. Moreover, the requirements under the GDPR and UK GDPR and guidance issued by different EU member states may change periodically or may be modified, and such changes or modifications could have an adverse effect on our business operations if compliance becomes substantially costlier or otherwise more burdensome than under current requirements. For example, in July 2020, the Court of Justice of the European Union invalidated the EU-U.S. Privacy Shield Framework under which personal data could be transferred from the EEA to United States entities that had self-certified under the Privacy Shield scheme. This has increased the complexity of transferring personal data across borders and may require us to review and amend our mechanisms relating to cross-border data transfer. It is also possible that laws, regulations, and other actual or asserted obligations relating to privacy, data protection or information security may be interpreted and applied in manners that are, or are alleged to be, inconsistent with our practices. Any failure or perceived failure by us to comply with federal, state, or foreign laws, self-regulatory standards, contractual obligations or other actual or asserted obligations relating to privacy, data protection or cybersecurity could result in negative publicity, harm to our reputation, diversion of management time and effort, proceedings against us by governmental entities or others, and fines, penalties and other liabilities. In many jurisdictions, enforcement actions and consequences for noncompliance are rising. As we continue to expand into other foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business.

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
•
HIPAA imposes criminal and civil liability for, among other things, executing or attempting to execute a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;
•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and its implementing regulations, also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;
•
the federal Physician Payments Sunshine Act requires applicable manufacturers of covered drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to annually report to CMS information regarding payments and other transfers of value made to covered recipients, including physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician healthcare professionals (such as nurse practitioners and physician assistants, among others), and teaching hospitals as well as information regarding ownership and investment interests held by physicians and their immediate family members. The information was made publicly available on a searchable website in September 2014 and will be disclosed on an annual basis; and
•
analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers.

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

Our business may become subject to economic, political, regulatory and other risks associated with international operations directly or indirectly. A variety of risks associated with marketing our product candidates internationally could materially adversely affect our business.

Our business is subject to risks associated with business operations we conduct internationally, as well as indirect impacts from our relationships with collaborators, partners, or contractors who conduct business internationally. We may seek regulatory approval of our product candidates outside of the United States and, accordingly, we expect that we will be subject to additional risks related to operating in foreign countries if we obtain the necessary approvals, including:

•
differing regulatory requirements and reimbursement regimes in foreign countries, including changes in existing regulatory requirements and implementation of new regulatory requirements or policies that impact our clinical development and business operations in foreign countries;
•
foreign regulatory authorities may disagree with the design, implementation or results of our clinical trials or our interpretation of data from preclinical studies or clinical trials;
•
approval policies or regulations of foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval;
•
unexpected changes in tariffs, trade barriers, price and exchange controls and other regulatory requirements;
•
economic weakness, including inflation, or political instability in particular foreign economies and markets;
•
compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
•
foreign taxes, including withholding of payroll taxes;
•
foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;
•
difficulties staffing and managing foreign operations;
•
workforce uncertainty in countries where labor unrest is more common than in the United States;
•
potential liability under the FCPA or comparable foreign regulations;
•
challenges enforcing our contractual and intellectual property rights, especially in those foreign countries that do not respect and protect intellectual property rights to the same extent as the United States;
•
impact of the COVID-19 pandemic or other public health concerns on our ability to produce our product candidates and conduct clinical trials in foreign countries;
•
production or supply shortages or other disruptions resulting from any events affecting raw material supply or manufacturing capabilities abroad, including, but not limited to, impacts due to the ongoing Ukraine-Russia war, addition of certain suppliers or companies to the Unverified List or other export restrictions or sanctions that can impact the supply chain, our business, or business operations of our suppliers, contractors or partners; and
•
business interruptions resulting from geo-political actions, including war, such as the ongoing war in Ukraine, other regional or geo-political conflicts, and terrorism.

These and other risks associated with our international operations may materially adversely affect our ability to attain or maintain profitable operations.

Risks Related to Employee Matters, Managing Our Growth and Other Risks Related to Our Business

Our success is highly dependent on the services of our Chief Executive Officer, Dr. Robert Alexander, and our President, Dr. Adam Tomasi, and our ability to attract and retain highly skilled executive officers and employees.

To succeed, we must recruit, retain, manage and motivate qualified clinical, scientific, technical and management personnel, and we face significant competition for experienced personnel. We are highly dependent on the principal members of our management and scientific and medical staff, particularly our Chief Executive Officer, Dr. Robert Alexander, and our President, Dr. Adam Tomasi. If we do not succeed in attracting and retaining qualified personnel, particularly at the management level, it could adversely affect our ability to execute our business plan and harm our operating results. In particular, the loss of one or more of our executive officers, including Dr. Alexander or Dr. Tomasi, could be detrimental to us if we cannot recruit suitable replacements in a timely manner. The competition for qualified personnel in the biotechnology field is intense and as a result, we may be unable to continue to attract and retain qualified personnel necessary for the future success of our business. In addition to competition for personnel, the San Francisco Bay Area in particular is characterized by a high cost of living. We could in the future have difficulty attracting experienced personnel to our company and may be required to expend significant financial resources in our employee recruitment and retention efforts.

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

At December 31, 2022, we had 123 full-time employees, including 91 employees engaged in research and development. In order to successfully implement our development and commercialization plans and strategies, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

We may not gain the efficiencies we expect from scaling-up manufacturing of lirentelimab, and our third-party manufacturers may be unable to successfully scale-up manufacturing in sufficient quality and quantity for lirentelimab or our other product candidates, which could delay or prevent the conducting of our clinical trials or the development or commercialization of our other product candidates.

Our third-party manufacturers are currently manufacturing lirentelimab at a scale that is sufficient for us to complete our planned clinical trials. However, we are in the process of increasing the batch scale of lirentelimab to gain cost efficiencies. If our manufacturers are unable to scale-up the manufacturing of lirentelimab, we may not gain such cost efficiencies and may not realize the benefits that would typically be expected from scaling-up manufacturing of lirentelimab.

In addition, in order to conduct larger clinical trials with lirentelimab or with any of our other product candidates, we may need to manufacture them in large quantities. Our third-party manufacturers may be unable to successfully increase the manufacturing capacity for any of these product candidates in a timely or cost-effective manner, or at all. In addition, quality issues may arise during scale-up activities. If our third-party manufacturers are unable to successfully scale up the manufacture of our other product candidates in sufficient quality and quantity, the development, testing and clinical trials of that product candidate may be delayed or become infeasible, and marketing approval or commercial launch of any resulting product may be delayed or not obtained, which could significantly harm our business.

Changes in methods of product candidate manufacturing or formulation may result in additional costs, delays or have unintended impacts to the development of our product candidates.

As product candidates progress through preclinical and clinical trial stages to marketing approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulation, are altered along the way in an effort to optimize yield, manufacturing batch size, minimize costs and achieve consistent quality and results. Such changes carry the risk that they will not achieve these intended objectives or could cause our product candidates to perform differently and affect the results of planned clinical trials or other future clinical trials conducted with the altered materials. This could delay completion of clinical trials, require the conduct of bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidates and jeopardize our ability to commercialize our product candidates, if approved, and generate revenue.

The manufacture of biologics is complex and our third-party manufacturers may encounter difficulties in production. If any of our third-party manufacturers encounter such difficulties, our ability to provide adequate supply of our product candidates for clinical trials or our products for patients, if approved, could be delayed or prevented.

Manufacturing biologics, especially in large quantities, is complex and may require the use of innovative technologies to handle living cells. Each lot of an approved biologic must undergo thorough testing for identity, strength, quality, purity and potency. Manufacturing biologics requires facilities specifically designed for and validated for this purpose, and sophisticated quality assurance and quality control procedures are necessary. Slight deviations anywhere in the manufacturing process, including filling, labeling, packaging, storage and shipping and quality control and testing, may result in lot failures, product recalls or spoilage. If our current manufacturing locations become unavailable at their anticipated capacities or the location of the manufacturing of lirentelimab, AK006 or our other product candidates is changed for any reason, it could result in a delay or disruption to the manufacturing process or lead to difficulties that we did not experience at the original manufacturing locations. When changes are made to the manufacturing process, we may be required to provide preclinical and clinical data showing the comparable identity, strength, quality, purity or potency of the products before and after such changes. If microbial, viral or other contaminations are discovered at the facilities of our manufacturer, such facilities may need to be closed for an extended period of time to investigate and remedy the contamination, which could delay clinical trials and adversely harm our business. The use of biologically derived ingredients can also lead to allegations of harm, including infections or allergic reactions, or closure of product facilities due to possible contamination. If our manufacturers are unable to produce sufficient quantities for clinical trials or for commercialization as a result of these challenges, our development and commercialization efforts would be impaired, which would have an adverse effect on our business, financial condition, results of operations and growth prospects.

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

The trading price of our common stock has been, and is likely to continue to be, highly volatile and subject to wide fluctuations in response to various factors, some of which we cannot control. We priced our initial public offering at $18.00 per share on July 19, 2018, and our common stock reached a high of $112.87 per share during the fourth quarter of 2021. As of February 28, 2023, the closing price of our common stock was $5.95. The trading price of our common stock could be subject to wide fluctuations in response to various factors, which in addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K, include:

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

In addition, the stock market in general, and pharmaceutical and biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies, including in response to the COVID-19 pandemic and ongoing economic uncertainty resulting from the war in Ukraine, inflationary pressures and rising interest rates. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. The realization of any of the above risks or any of a broad range of other risks, including those described in this “Risk Factors” section, could have a dramatic and adverse impact on the market price of our common stock.

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

Furthermore, our operating results may fluctuate due to a variety of other factors, many of which are outside of our control and may be difficult to predict, including the following:

•
delays or increased costs related to the COVID-19 global pandemic or other public health concerns;
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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a variety of means, including equity offerings and potentially through debt financings, partnerships and marketing, distribution or licensing arrangements. We do not have any committed external source of funds. We may also from time to time issue additional shares of common stock at a discount from the then current trading price of our common stock. As a result, our stockholders would experience immediate dilution upon the purchase of any shares of our common stock sold at such discount. In addition, as opportunities present themselves, we may enter into financing or similar arrangements in the future, including the issuance of debt securities, preferred stock or common stock. If we issue common stock or securities convertible into common stock, our stockholders would experience additional dilution and, as a result, our stock price may decline. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

As of December 31, 2022, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 47.9% of our outstanding voting stock. As a result, this group of stockholders has the ability to significantly influence all matters requiring stockholder approval, including the election of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

We have been and may in the future be subject to securities litigation, which is expensive and could divert management attention.

The market price of our common stock may be volatile and, in the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We have been and may in the future be the target of this type of litigation. For example, on March 10, 2020, a putative securities class action complaint captioned Kim v. Allakos et al., No. 20-cv-01720 (N.D. Cal.) was filed in the United States District Court for the Northern District of California against us, our Chief Executive Officer, Dr. Robert Alexander, and our former Chief Financial Officer, Mr. Leo Redmond. The complaint asserted claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and sought damages based on alleged material misrepresentations and omissions concerning our Phase 2 clinical trials of lirentelimab. The proposed class period was August 5, 2019, through December 17, 2019, inclusive. On March 31, 2022, the Court granted the defendants’ motion to dismiss, with leave to amend. On April 29, 2022, the plaintiffs filed a second amended complaint which extended the proposed class period from December 17, 2019 to December 21, 2021 and added additional claims related to our Phase 3 ENIGMA clinical trial. On June 13, 2022, the defendants filed a motion to dismiss the second amended complaint. On December 6, 2022, the Court granted the defendants’ motion to dismiss without leave to amend and entered judgment in the defendants’ favor. The plaintiffs did not appeal the judgment, and the Company considers this matter closed. That said, other securities litigation against us could result in substantial costs and divert our management's attention from other business concerns, which could seriously harm our business.

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

Failure to comply with anti-bribery and anti-corruption laws and anti-money laundering laws, and similar laws, could subject us to penalties and other adverse consequences.

We have conducted and have ongoing studies in international locations, and may in the future initiate additional studies and conduct other activities in countries other than the U.S. Our business activities are subject to the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201 the UK Bribery Act and other similar anti-bribery or anti-corruption laws and anti-money laundering laws, regulations or rules of other countries in which we operate. Anti-corruption and anti-bribery laws generally prohibit companies, their employees, agents, representatives, business partners, and third-party intermediaries from offering, promising, giving or authorizing others to give improper payments or benefits to recipients in the public or private sector. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls and compliance procedures designed to prevent violations of anti-corruption and anti-bribery laws.

Our business is heavily regulated and therefore involves significant interaction with public officials, including officials of non-U.S. governments. Additionally, in many other countries, the health care providers who prescribe pharmaceuticals are employed by their government, and the purchasers of pharmaceuticals are government entities; therefore, our dealings with these prescribers and purchasers are subject to regulation under the FCPA. Recently the SEC and Department of Justice have increased their FCPA enforcement activities with respect to biotechnology and pharmaceutical companies. We sometimes leverage third parties to conduct our business and act on our behalf outside of the United States. We, our employees, agents, representatives, business partners and third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and we may be held liable for the corrupt or other illegal activities of these employees, agents, representatives, business partners or third-party intermediaries even if we do not explicitly authorize such activities.

While we have policies and procedures to address compliance with such laws, we cannot assure you that all of our employees, agents, representatives, business parties and third-party intermediaries will comply with our policies and procedures and applicable laws and regulations, particularly given the high level of complexity of these laws.

Any allegations or violations of these laws and regulations could result in whistleblower complaints, investigations, prosecutions, settlements, enforcement actions, fines, severe criminal and civil sanctions, damages, adverse media coverage, loss of export privileges, or suspension or debarment from government contracts all of which could materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees and our business, prospects, operating results and financial condition. Responding to any investigation or action will likely result in a materially significant diversion of management’s attention and resources and significant defense costs and other professional fees.

We are subject to various governmental export control and trade sanctions laws and regulations that could impair our ability to compete in international markets or subject us to liability if we violate these controls.

In some cases, our products are subject to export control laws and regulations, including the Export Administration Regulations administered by the U.S. Department of Commerce, and our activities may be subject to trade and economic sanctions, including those administered by the United States Department of the Treasury’s Office of Foreign Assets Control, or OFAC, (collectively, “Trade Controls”). As such, a license may be required to export or re-export our products, or provide related services, to certain countries and end-users, and for certain end-uses. The process for obtaining necessary licenses may be time-consuming or unsuccessful, potentially causing delays in sales or losses of sales opportunities and these licenses may not be issued.

Trade Controls are complex and dynamic regimes and monitoring and ensuring compliance can be challenging. Any failure to comply could subject us to both civil and criminal penalties, including substantial fines, possible incarceration of responsible individuals for willful violations, possible loss of our export or import privileges, and reputational harm. Although we have no knowledge that our activities have resulted in violations of Trade Controls, any failure by us or our partners to comply with applicable laws and regulations would have negative consequences for us, including reputational harm, government investigations, and penalties.

We may experience disruptions and delays or incur financial damages as a result of system failures or security breaches or incidents.

We rely on both internal information technology systems and networks, and those of third parties, to transmit, store, and otherwise process information in connection with our business activities. We are increasingly dependent on our technology systems to operate our business, and our ability to effectively manage our business depends on the security, reliability and adequacy of our systems, networks, and data, and those for our CROs and other third-party service providers. Despite the implementation of security measures, the computer systems used by us or our third-party service providers are vulnerable to damage, disruption, outages, and interruptions from computer viruses, ransomware and other malicious code, denial of service and other cyberattacks, supply chain attacks, hacking and other means of obtaining unauthorized access, employee and service provider error or malfeasance, natural disasters, terrorism, war and telecommunication and electrical failure and other means to affect service reliability and threaten data confidentiality, integrity and availability. Any system failure, accident or security breach or incident that causes interruptions in our own or in third-party service providers’ operations could result in a material disruption of our drug discovery and development programs. A system failure or security breach or incident that leads to the loss, unavailability or corruption of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs in order to recover or reproduce the affected data. In addition, any disruption or security breach or incident may result in the unavailability or loss of or damage to our data or applications, or inappropriate use, acquisition, disclosure or other processing of confidential or proprietary information and loss of intellectual property. Should any of these occur, we may incur liability as a result, our drug discovery programs and competitive position may be adversely affected, and further development of our product candidates may be delayed. Any such disruption, failure or security breach or incident could also cause us to incur additional costs to address the disruption, failure, breach or incident and to remedy the damages that arise from such disruption, failure or security breach or incident. We and our third-party service providers may face difficulties or delays in identifying or responding to any disruption, failure, security breach or incident, and may find it necessary or appropriate to incur substantial costs in an effort to improve the protection of our data and information technology infrastructure, whether in response to an actual or suspected security breach or incident or otherwise. Many of our employees work and access systems remotely, which increases the risk of security breaches and incidents. The ongoing Russia-Ukraine war may also create heightened risks of cyberattacks and other incidents.

While we have invested, and continue to invest, in the protection of our data and information technology infrastructure, there can be no assurance that our efforts will prevent service interruptions, prevent or identify vulnerabilities or security breaches in or incidents impacting our systems or those of our third-party service providers, or prevent or identify other security breaches, incidents, or other compromises or events that lead to the loss or destruction of, or unauthorized access to, or use, disclosure or other processing of data we or our service providers process or maintain. Any actual or perceived security breach or incident may result in claims, demands and proceedings initiated by governmental actors or others, and financial, legal, business and reputational harm to us, including potential fines, penalties, and other damages and liabilities. Any such event may have a material adverse impact on our business, prospects, operating results and financial condition. Our insurance policies may not be adequate to compensate us for the potential losses arising from any such disruption, failure or security breach or incident. In addition, such insurance may not be available to us in the future on economically reasonable terms, or at all. Further, our insurance may not cover all claims made against us and could have high deductibles in any event, and defending a suit, regardless of its merit, could be costly and divert management attention.

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

As of December 31, 2022, we had gross U.S. federal and state net operating loss carryforwards of $847.1 million and $682.7 million, respectively. Federal net operating loss carryforwards of $785.3 million, which were generated after December 31, 2017, do not expire. The remaining $61.8 million of federal net operating loss carryforwards expire beginning in 2032. It is possible that we will not generate taxable income in time to use our net operating loss carryforwards before their expiration (if applicable) or at all. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage points change (by value) in the ownership of its equity by certain stockholders over a rolling three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and certain other pre-change tax attributes to offset its post-change income and taxes may be limited. We may have had one or more ownership changes in the past, and we may experience ownership changes in the future as a result of shifts in our stock ownership, some of which are outside our control. Accordingly, our ability to utilize our net operating loss carryforwards and certain other tax attributes could be severely limited or eliminated by an “ownership change” as described above, which could result in increased tax liability to our company or reduced value of our deferred tax assets.

Changes in tax laws or in their implementation or interpretation may adversely affect our financial condition, results of operations, and cash flows.

We are subject to income and non-income taxes in various jurisdictions. Tax laws, regulations and administrative practices in these jurisdictions may be subject to significant change, with or without advance notice. For example, the United States enacted the Tax Cuts and Jobs Act of 2017, which, starting from January 1, 2022, eliminates the option to deduct research and development expenditures currently and instead requires taxpayers to amortize them over five or fifteen years. More recently, the United States enacted the Inflation Reduction Act of 2022, which, among other provisions, imposes a one-percent excise tax on certain stock buybacks by U.S. publicly-traded corporations on or after January 1, 2023. In addition, the Organization for Economic Cooperation and Development proposed implementing a global minimum tax of 15%, which is being adopted or considered by many jurisdictions. Changes in tax laws, regulations, or rulings, changes in interpretations of existing laws and regulations, or changes in accounting principles could negatively and materially affect our financial position, cash flows, and results of operations.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters are currently located in San Carlos, California, where we lease approximately 98,000 square feet of office, research and development and laboratory space pursuant to a lease agreement that expires on October 31, 2031.

We believe that our facilities will be sufficient for our needs over the next twelve months. We may need additional space as we expand our business and believe that additional space when needed, will be available on commercially reasonable terms.

Item 3. Legal Proceedings.

From time to time, we may become involved in litigation or other legal proceedings. For example, on March 10, 2020, a putative securities class action complaint captioned Kim v. Allakos et al., No. 20-cv-01720 (N.D. Cal.) was filed in the United States District Court for the Northern District of California against us, our Chief Executive Officer, Dr. Robert Alexander, and our former Chief Financial Officer, Mr. Leo Redmond. The complaint asserted claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and sought damages based on alleged material misrepresentations and omissions concerning its Phase 2 clinical trials of lirentelimab. The proposed class period was August 5, 2019, through December 17, 2019, inclusive. On August 28, 2020, the plaintiff filed an amended complaint, adding as defendants Dr. Adam Tomasi, our President, then Chief Operating Officer and Chief Financial Officer, and Dr. Henrik Rasmussen, our then Chief Medical Officer. On March 31, 2022, the Court granted the defendants’ motion to dismiss, with leave to amend. On April 29, 2022, the plaintiffs filed a second amended complaint which extended the proposed class period from December 17, 2019 to December 21, 2021 and added additional claims related to the Company’s Phase 3 ENIGMA clinical trial. On June 13, 2022, the defendants filed a motion to dismiss the second amended complaint. On December 6, 2022, the Court granted the defendants’ motion to dismiss without leave to amend and entered judgment in the defendants’ favor. The plaintiffs did not appeal the judgment, and the Company considers this matter closed.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock has been listed on the NASDAQ Global Select Market under the symbol “ALLK”.

Holders of Common Stock

As of February 27, 2023, there were 19 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our common stock represented by these record holders.

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

The following graph compares the cumulative total return to stockholder return on our common stock relative to the cumulative total returns of the NASDAQ Composite Index and the NASDAQ Biotechnology Index. An investment of $100 is assumed to have been made in our common stock and each index on July 19, 2018 (the first day of trading of our common stock) and its relative performance is tracked through December 31, 2022. Pursuant to applicable Securities and Exchange Commission rules, all values assume reinvestment of the full amount of all dividends, however no dividends have been declared on our common stock to date. The stockholder returns shown on the graph below are based on historical results and are not indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

COMPARISON OF CUMULATIVE TOTAL RETURN

among Allakos Inc., the NASDAQ Composite Index

and the NASDAQ Biotechnology Index

	7/19/2018	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
Allakos Inc.	$100.00	$167.26	$305.15	$448.00	$31.33	$26.94
NASDAQ Composite	100.00	85.24	116.51	168.85	206.30	139.18
NASDAQ Biotechnology	100.00	81.92	102.49	129.57	129.60	116.48

Recent Sales of Unregistered Securities

Not applicable

Use of Proceeds from Registered Securities

Not applicable

Issuer Purchases of Equity Securities

Not applicable

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the other financial information appearing elsewhere in this Annual Report on Form 10-K. These statements generally relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Our actual results and the timing of events may differ materially from those discussed in our forward-looking statements as a result of various factors, including those discussed below and those discussed in the section entitled “Risk Factors” included in this Annual Report on Form 10-K. Please also see the section titled “Special Note Regarding Forward-Looking Statements.”

Our discussion and analysis below are focused on our financial results and liquidity and capital resources for the years ended December 31, 2022 and 2021, including year-over-year comparisons of our financial performance and condition for these years. Discussion and analysis of the year ended December 31, 2020 specifically, as well as the year-over-year comparison of our financial performance and condition for the years ended December 31, 2021 and 2020, are located in Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 1, 2022.

Overview

We are a clinical stage biotechnology company developing therapeutics which target immunomodulatory receptors present on immune effector cells involved in allergic, inflammatory and proliferative diseases. Activating these immunomodulatory receptors allows us to directly target cells involved in disease pathogenesis and, in the setting of allergy and inflammation, has the potential to result in broad inhibition of inflammatory cells. In the setting of proliferative diseases, blocking the inhibitory function of the receptors could restore the immune cells’ ability to identify and kill proliferative cells. Our most advanced antibodies are lirentelimab (AK002) and AK006.

Lirentelimab targets Siglec-8, an inhibitory receptor expressed selectively on mast cells and eosinophils, two types of white blood cells that are widely distributed in the body and play a central role in the inflammatory response. Binding of lirentelimab (AK002) to Siglec-8 results in rapid and sustained depletion of eosinophils via antibody dependent cellular cytotoxicity (ADCC) and inhibition of mast cells via multiple stimuli including IL-33, TSLP, IgE, MRGPRX-2, TLR and others. Inappropriately activated mast cells and eosinophils have been identified as key drivers in a number of severe diseases affecting the skin, lungs, gastrointestinal tract, eyes and other organs. We are developing lirentelimab for the treatment of atopic dermatitis, chronic spontaneous urticaria and potentially other indications.

AK006 targets Siglec-6, an inhibitory receptor expressed selectively on mast cells. Binding of AK006 to Siglec-6 activates the native inhibitory function of the receptor which in turn reduces mast cell activation. In preclinical studies, AK006 inhibited multiple modes of mast cell activation, including IgE, IL-33, KIT, C5a, and MRGPRX2, resulting in the broad suppression of inflammation. In addition to mast cell inhibition, AK006 reduced human tissue mast cells via antibody-dependent cellular phagocytosis (ADCP). AK006 appears to have the potential to provide deeper mast cell inhibition than lirentelimab and, in addition to its inhibitory activity, reduce mast cell numbers. We plan to begin human studies with AK006 in the first half of 2023 in healthy volunteers and subsequently in patients with mast cell driven diseases.

AK007 targets Siglec-10, an inhibitory myeloid checkpoint receptor that is selectively expressed on tumor associated macrophages (“TAMs”) and dendritic cells (“DCs”). AK007 is designed to block all known ligand interaction with Siglec-10, including the “don’t eat me” signal CD24. More recently, “don’t eat me” signals such as CD47 and CD24, have been identified to be overexpressed in tumors and allow cancer cells to avoid destruction by macrophages and other myeloid cells of the innate immune system. In preclinical research, AK007 polarizes tumor-associated myeloid cells and promotes anti-tumor immunity. Allakos is currently conducting preclinical studies with AK007.

To date, lirentelimab has completed a Phase 2 study (ENIGMA 1) and Phase 3 study (ENIGMA 2) in patients with eosinophilic gastritis (“EG”) and/or eosinophilic duodenitis (“EoD”), a Phase 2/3 study in patients with eosinophilic esophagitis (“EoE”) (KRYPTOS), a Phase 3 study in patients with EoD (EoDyssey) as well as proof of concept studies in chronic urticaria, severe allergic conjunctivitis, indolent systemic mastocytosis and mast cell gastrointestinal diseases.

Additional lirentelimab clinical testing is ongoing. We initiated a randomized, double-blind, placebo-controlled Phase 2 clinical trial of subcutaneous (“SC”) lirentelimab in adult patients with moderate-to-severe atopic dermatitis. We also initiated a randomized, double-blind, placebo-controlled Phase 2b trial of SC lirentelimab in patients with chronic spontaneous urticaria. Both of these diseases are complex, chronic inflammatory skin diseases believed to be driven by inappropriately activated eosinophils and mast cells.

Atopic dermatitis is a chronic pruritic inflammatory condition that is characterized by dry, red, itchy patches of skin. Atopic dermatitis affects approximately 16.5 million (7.3%) adults in the U.S., and over 5.5. million are managed by a specialist. Chronic spontaneous urticaria is an often-debilitating skin condition characterized by frequent and unpredictable eruption of hives, severe itching and swelling. Chronic spontaneous urticaria affects up to 3 million patients in the U.S., and approximately 2 million are managed by a specialist.

Figure 1: Allakos Pipeline

To date, lirentelimab has been administered intravenously in our completed clinical efficacy studies. Intravenous (IV) lirentelimab has been administered in more than 750 patients, and with more than 300 patients exposed for one year or more. Lirentelimab has generally been well-tolerated in each of our clinical trials. The most common adverse event with intravenous lirentelimab has been the occurrence of mild to moderate infusion related reactions (IRR), consisting of flushing, feeling of warmth, headache, nausea or dizziness, which occurred mostly during the first infusion and diminished or did not occur on subsequent infusions. IRRs are commonly associated with IV administrated ADCC antibodies. There have been no long-term safety findings to date with IV lirentelimab.

We have also developed a formulation of lirentelimab for SC administration which is being used in our current studies. SC lirentelimab has completed a Phase 1 study in healthy volunteers evaluating the safety, tolerability and pharmacokinetics of SC lirentelimab (for additional information, see “Lirentelimab Clinical Development”). SC lirentelimab provided prolonged eosinophil depletion and was well tolerated; there were no serious adverse events, no injection site reactions, and no injection-related reactions.

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

To date, we have not had any products approved for sale and have not generated any revenue nor been profitable. Further, we do not expect to generate revenue from product sales until such time, if ever, that we are able to successfully complete the development and obtain marketing approval for one of our product candidates. We will continue to require additional capital to develop our product candidates and fund operations for the foreseeable future. We have incurred significant operating losses to date and expect to incur significant operating losses for the foreseeable future. Our net losses were $320.0 million and $269.9 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $932.8 million.

In February 2022, we implemented a reorganization plan to reduce operating costs, contractual commitments and better align our workforce with the clinical development plans of our business (the “Reorganization Plan”). As a result, we entered into a termination agreement (the “Termination Agreement”) with Lonza AG, Lonza Sales Ltd and Lonza Sales AG (collectively, “Lonza AG”) regarding all outstanding manufacturing service agreements and reduced our workforce by approximately 35%. While this resulted in increased costs in the first and second quarters of 2022, our overall spending in subsequent quarters was significantly reduced. Future expenses are subject to periodic fluctuations particularly due to the timing of ongoing manufacturing development efforts.

As of December 31, 2022, we had cash, cash equivalents and marketable securities of $279.8 million, which we believe will be sufficient to fund our planned operations for at least the next 12 months from the issuance of our financial statements.

Vendor Termination Agreement

Approximately $231.2 million of the $284.8 million total noncancellable purchase obligations as of December 31, 2021 related to various manufacturing services agreements with Lonza AG or affiliates (such agreements, the “MSAs”). On February 14, 2022 (the “Effective Date”), we entered into the Termination Agreement with Lonza AG regarding all outstanding MSAs. Lonza AG will continue to provide certain services to us, including completion of cGMP batches that were then already underway and subsequently completed by the third quarter of 2022 and will continue to provide certain other specified services to assist with the transition post-termination. The Termination Agreement provides that we shall pay 126 million Swiss Francs, approximately USD $136.5 million (the “Termination Amount”) to Lonza AG, as a result of such termination. In accordance with the terms of the Termination, we paid 95% of the Termination Amount (approximately USD $130 million) during the first quarter of 2022. The remaining 5% (approximately USD $6.5 million) was paid during the third quarter of 2022. The Termination Agreement contains mutual releases by all parties thereto, for all claims known and unknown, relating and arising out of, or connected with, the MSAs and the subject matter(s) thereof, subject to certain exceptions.

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

Reorganization Plan

Under the Reorganization Plan, we reduced our workforce by approximately 35%. Impacted employees were informed on February 16, 2022. At the time of departure, impacted employees were eligible to receive severance benefits and we funded COBRA premiums, contingent upon an impacted employee’s execution (and non-revocation) of a customary separation agreement, which includes a general release of claims against us.

In connection with the Reorganization Plan, we recognized restructuring charges of approximately $5.2 million during the first quarter of 2022, related to severance payments and other employee-related separation costs.

In addition, the Board determined that it was in the best interests of us and our stockholders to put in place arrangements designed to promote the continued dedication and commitment of those employees, including executives, determined to be key to the planned go-forward operations. The Board approved, and management implemented, a retention program for employees remaining which included cash retention bonuses totaling $3.1 million for certain retained employees and grants of RSUs totaling 8.2 million awards in aggregate to all employees.

Half of these RSUs are time-based RSUs with four-year vesting and half are performance-based with full vesting occurring only if we achieve all primary endpoints in any of our Phase 2/3 clinical studies other than the Phase 3 Eosinophilic Duodenitis study that completed in the third quarter of 2022. The cash retention bonuses are required to be repaid in full if the employee leaves prior to December 31, 2023. As a result, these cash retention bonuses are being amortized over the requisite service period with $1.5 million remaining in prepaid expenses and other current assets as of December 31, 2022.

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

We did not incur any milestone expense for the years ended December 31, 2022 and 2021. As of December 31, 2022, we have not incurred any royalty liabilities related to our license agreements, as product sales have not yet commenced.

Exclusive License Agreement with The Johns Hopkins University

In December 2013, we entered into a license agreement with JHU for a worldwide exclusive license to develop, use, manufacture and commercialize covered product candidates including lirentelimab, which was amended in September 2016. Under the terms of the agreement, we have made upfront and milestone payments of $0.7 million through December 31, 2022 and we may be required to make aggregate additional milestone payments of up to $1.8 million. We also issued 88,887 shares of common stock as consideration under the JHU license agreement. In addition to milestone payments, we are also subject to low single-digit royalties to JHU based on future net sales of each licensed therapeutic product candidate by us and our affiliates and sublicensees, with up to a low six-digit dollar minimum annual royalty payment.

Non-exclusive License Agreement with BioWa Inc. and Lonza Sales AG

In October 2013, we entered into a tripartite agreement with BioWa and Lonza for the non-exclusive worldwide license to develop and commercialize product candidates including lirentelimab that are manufactured using a technology jointly developed and owned by BioWa and Lonza. Under the terms of the agreement, we have made milestone payments of $3.4 million through December 31, 2022 and we may be required to make aggregate additional milestone payments of up to $38.0 million. In addition to milestone payments, we are also subject to minimum annual commercial license fees of $40,000 per year to BioWa until such time as BioWa receives royalty payments, as well as low single-digit royalties to BioWa and to Lonza. Royalties are based on future net sales by us and our affiliates and sublicensees.

Results of Operations

The following table summarizes our results of operations for the periods indicated (in thousands):

	Year Ended December 31,
	2022	2021	2020
Operating expenses
Research and development	$265,081	$196,328	$105,533
General and administrative	57,348	75,147	51,524
Total operating expenses	322,429	271,475	157,057
Loss from operations	(322,429)	(271,475)	(157,057)
Interest income	3,673	377	4,313
Other income (expense), net	(1,196)	1,238	(736)
Net loss	(319,952)	(269,860)	(153,480)
Unrealized loss on marketable securities	(131)	(161)	(129)
Comprehensive loss	$(320,083)	$(270,021)	$(153,609)

Comparison of the Years Ended December 31, 2022 and 2021

Research and Development Expenses

Research and development expenses consist primarily of discovery, development and manufacturing of our non-commercial products, clinical trial costs (including payments to CROs), salaries and other personnel costs, preclinical study fees, research supply costs, facility and equipment costs and allocations of facilities and other overhead costs. Amounts incurred in connection with license agreements, including milestone payments, are also included in research and development expense.

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

The following table summarizes our research and development expenses for the periods indicated (in thousands):

	Year Ended December 31,
	2022	2021	2020
Contract research and development costs	$184,799	$117,621	$55,322
Consulting and personnel-related costs	55,804	60,974	37,560
Other unallocated research and development costs	24,478	17,733	12,651
Total	$265,081	$196,328	$105,533

Research and development expenses were $265.1 million for the year ended December 31, 2022 compared to $196.3 million for the year ended December 31, 2021, an increase of $68.8 million. The period-over-period increase in research and development expenses is primarily driven by an additional $67.2 million of contract research and development costs resulting from $134.5 million in costs recognized in fiscal 2022 associated with the Lonza Termination Agreement offset by a $51.3 million decrease in other manufacturing spend, as well as a decrease of approximately $16.0 million in clinical related costs primarily due to the completion of the ENIGMA 2 and KRYPTOS studies in the fourth quarter of 2021 and EoDyssey in the third quarter of 2022.

Consulting and personnel-related costs decreased by $5.2 million in fiscal 2022 compared to the prior year resulting from cost saving measures implemented as part of the Reorganization Plan including reduced headcount and includes a $2.5 million decrease in stock-based compensation expense.

Other unallocated research and development costs increased $6.7 million in fiscal 2022 compared to the prior year resulting from increased facilities and overhead costs.

We anticipate that our research and development expenses will decrease significantly in 2023 following the 2022 Termination Agreement with Lonza as well as employment severance related costs associated with the Reorganization Plan. We believe that the Reorganization Plan will reduce our overall spending, excluding stock-based compensation, in subsequent quarters subject to periodic fluctuations caused by the timing of ongoing manufacturing development efforts.

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

General and administrative expenses were $57.3 million for the year ended December 31, 2022 compared to $75.1 million for the year ended December 31, 2021, a decrease of $17.8 million. The period-over-period decrease in general and administrative expenses was primarily attributable to cost reduction efforts in conjunction with the Reorganization Plan including a $8.5 million decrease in professional costs primarily relating to decreased market access expenses and a decrease of $6.0 million in employee compensation related costs including a decrease of $5.2 million in stock-based compensation expense. Finally, we incurred $3.3 million less in other administrative and overhead costs not otherwise allocated to research and development expenses.

We anticipate that our general and administrative expenses will decrease in 2023 following the 2022 employment severance related costs associated with the Reorganization Plan. We believe that the Reorganization Plan will reduce our overall spending, excluding stock-based compensation, in subsequent quarters. Additionally, we expect to continue to incur costs associated with operating as a public company, including expenses related to maintaining compliance with the rules and regulations of the SEC, and those of any national securities exchange on which our securities are traded, additional insurance premiums, information technology and facility activities, and other ancillary administrative and professional services.

Interest Income

Interest income was $3.7 million for the year ended December 31, 2022, compared to $0.4 million for the year ended December 31, 2021, an increase of $3.3 million. The year-over-year increase is primarily attributable to higher interest rates particularly in the last half of fiscal 2022.

Other Income (Expense), Net

Other income (expense), net, for the year ended December 31, 2022 reflected a loss of $1.2 million compared to a gain of $1.2 million for the year ended December 31, 2021. Other income (expense), net, for the year ended December 31, 2021 included a $1.9 million gain as a result of the lease modification entered into in November 2021 with the remaining fluctuation primarily attributed to fluctuations in foreign currency rates applicable to amounts denominated in foreign currencies including the amount related to the Lonza Termination Agreement.

Liquidity and Capital Resources

Sources of Liquidity

As of December 31, 2022, we had cash, cash equivalents and marketable securities of $279.8 million. Based on our existing business plan, we believe that our current cash, cash equivalents and marketable securities will be sufficient to fund our anticipated level of operations through at least the next 12 months from the issuance of our financial statements.

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

September 2022 Offering

On September 21, 2022, we closed an underwritten registered direct offering (the “September 2022 Offering”) under our shelf registration statement on Form S-3 (File No. 333-265085) pursuant to which we sold an aggregate of

29,882,000 shares of our common stock at an offering price of $5.02 per share. We received aggregate net proceeds of $140.6 million, after deducting the underwriting commissions and offering expenses.

“At-the-Market” Equity Offerings

On May 10, 2021, we entered into a Sales Agreement (the “2021 Sales Agreement”) with Cowen and Company, LLC (“Cowen”). Pursuant to the terms of the Sales Agreement, we had the ability to sell, from time to time up to an aggregate of $400.0 million of our common stock through an “at-the-market” offering (“ATM Offering”) as defined in Rule 415 under the Securities Act of 1933, as amended. We agreed to pay Cowen a commission equal to 3.0% of the gross proceeds from the sale of shares of our common stock under the 2021 Sales Agreement and reimburse up to $60,000 of legal expenses incurred by Cowen.

No shares of our common stock were sold under the 2021 Sales Agreement and the 2021 Sales Agreement was terminated effective February 24, 2022.

On August 4, 2022, we entered into a sales agreement (the “2022 Sales Agreement”) with Cowen. Pursuant to the Sales Agreement we may sell, from time to time up to an aggregate of $75.0 million in gross sales proceeds of our common stock through an ATM Offering. We will pay Cowen a commission equal to 3.0% of the gross proceeds from the sale of shares of our common stock under the Sales Agreement. The $75.0 million of common stock that may be offered, issued and sold in the ATM Offering is included in the $250.0 million of securities that may be offered, issued and sold by us under our registration statement on Form S-3 (File No. 333-265085). We expect to use the net proceeds from sales under the 2022 Sales Agreement for general corporate purposes.

As of December 31, 2022, no shares of our common stock were sold under the 2022 Sales Agreement. From January 1, 2023 through March 6, 2023, we sold 0.1 million shares of our common stock at an average price of $7.20 per share through our ATM Offering, resulting in proceeds of $1.0 million net of commissions. Under our current ATM Offering program, $74 million of common stock remain available for future sales; however, we are not obligated to make any sales under this program.

Summary Cash Flows

The following table summarizes the primary sources and uses of our cash, cash equivalents, and restricted cash for the periods indicated (in thousands):

	Year Ended December 31,
	2022	2021	2020
Net cash used in operating activities	$(279,971)	$(207,853)	$(113,924)
Net cash provided by investing activities	71,681	143,238	3,897
Net cash provided by financing activities	141,882	10,260	278,837
Net increase (decrease) in cash, cash equivalents and restricted cash	$(66,408)	$(54,355)	$168,810

Comparison of the Years Ended December 31, 2022 and 2021

Cash Used in Operating Activities

Net cash used in operating activities was $278.0 million for the year ended December 31, 2022, which was primarily attributable to our net loss of $320.0 million adjusted for net noncash charges of $53.7 million and net changes in operating assets and liabilities of $13.8 million. Noncash charges included $43.2 million in stock-based compensation expense, $7.1 million in depreciation and amortization expense, $2.9 million in noncash lease expense and $0.6 million in net amortization of premium and discounts on marketable securities.

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

Cash Provided by Investing Activities

Net cash provided by investing activities was $71.7 million for the year ended December 31, 2022, which consisted of $287.0 million in proceeds from maturities of marketable securities, $20.0 million in proceeds from the sale of marketable securities and $1.2 million in proceeds from the sale of property and equipment, partially offset by $228.1 million in purchases of marketable securities and $8.3 million in purchases of property and equipment.

Net cash provided by investing activities was $143.2 million for the year ended December 31, 2021, which consisted of $564.0 million in proceeds from maturities of marketable securities, partially offset by $387.5 million for the purchases of marketable securities and $33.2 million for the purchases of property and equipment.

Cash Provided by Financing Activities

Net cash provided by financing activities was $141.9 million for the year ended December 31, 2022, which consisted primarily of $140.6 million in proceeds from the issuance of common stock in the September 2022 Offering, $0.9 million in proceeds from employees for the exercise of stock options and $0.4 million in proceeds from the issuance of common stock under the 2018 ESPP.

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
•
the cost, timing and outcome of regulatory review of our product candidates, and if successful, the cost and time necessary to bring product candidates to market;
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

Contractual Obligations and Commitments

The following table outlines our contractual obligations and commitments at December 31, 2022 (in millions) and does not incorporate any cancellations or termination agreements entered into subsequent to December 31, 2022:

	Payments Due by Period
		Less than	1-3	3-5	More than 5
	Total	1 Year	Years	Years	Years
Operating lease obligations (1)	$70.0	$7.0	$14.7	$14.3	$34.0
Purchase obligations (2)	$37.4	$37.4	$—	$—	$—
Total	$107.4	$44.4	$14.7	$14.3	$34.0

(1)
Operating lease obligations represent future lease payments due under our two lease agreements.
(2)
Purchase obligations represent noncancelable amounts due to counterparties under various master service agreements.

As of December 31, 2021, total noncancellable purchase obligations were $284.8 million of which approximately $231.2 million related to manufacturing services agreements with Lonza AG or affiliates. In February 2022, to reduce operating costs and contractual commitments as part of the Reorganization Plan, we entered into the Lonza Termination Agreement which significantly reduced the services to be provided by Lonza and our future purchase commitments. As a result of these measures, our noncancellable purchase obligations were reduced from $284.8 million as of December 31, 2021 to $37.4 million as of December 31, 2022.

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

As of December 31, 2022, our net deferred tax assets were $328.6 million. Due to our lack of earnings history and uncertainties surrounding our ability to generate future taxable income, we have offset the total net deferred tax assets with a full valuation allowance. The deferred tax assets were primarily comprised of federal and state tax net operating losses (“NOLs”), which may be limited by certain rules governing changes in ownership, as defined in Section 382 of the Internal Revenue Code of 1986, as amended. Similar rules may apply under state tax laws. We may have had one or more ownership changes in the past, and we may experience ownership changes in the future. Accordingly, our ability to utilize our NOLs and certain other tax attributes could be severely limited or eliminated.

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

Item 8. Financial Statements and Supplementary Data.

ALLAKOS INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Allakos Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Allakos Inc. (the Company) as of December 31, 2022 and 2021, the related statements of operations and comprehensive loss, statements of stockholders' equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

As discussed in Note 2, accrued research and development expenses are recorded for estimated unpaid costs of research and development activities conducted by the Company and its third-party service providers, which include the conduct of preclinical and clinical studies, and contract manufacturing activities. Accrued research and development expenses were $14 million as of December 31, 2022 and include the estimated costs of accrued clinical investigative sites expenses incurred but not yet invoiced under agreements with investigative clinical trial sites that conduct research and development activities on behalf of the Company (“Accrued Clinical Investigative Sites Expenses”). The accrual for these Accrued Clinical Investigative Site Expenses is determined after consideration of several factors, including estimates of services completed. Auditing these Accrued Clinical Investigative Sites Expenses was complex due to the required analysis of extensive data in determining the estimated unpaid expenses.

How We Addressed the Matter in Our Audit

We obtained an understanding of the Company’s process to determine Accrued Clinical Investigative Sites Expenses.

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

San Mateo, California

March 6, 2023

ALLAKOS INC.

BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$87,217	$152,822
Investments	192,569	271,416
Prepaid expenses and other current assets	29,057	27,343
Total current assets	308,843	451,581
Property and equipment, net	39,144	43,100
Operating lease right-of-use assets	30,225	31,707
Other long-term assets	8,208	8,436
Total assets	$386,420	$534,824
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,832	$13,692
Accrued expenses and other current liabilities	25,206	26,557
Total current liabilities	30,038	40,249
Operating lease liabilities, net of current portion	45,949	49,099
Total liabilities	75,987	89,348
Commitments and contingencies (Notes 6 and 7)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 20,000 shares authorized as of December 31, 2022 and 2021; no shares issued and outstanding as of December 31, 2022 and 2021	—	—
Common stock, $0.001 par value per share; 200,000 shares authorized as of December 31, 2022 and 2021; 85,387 and 54,622 shares issued and outstanding as of December 31, 2022 and 2021, respectively	85	54
Additional paid-in capital	1,243,408	1,058,399
Accumulated other comprehensive gain (loss)	(284)	(153)
Accumulated deficit	(932,776)	(612,824)
Total stockholders’ equity	310,433	445,476
Total liabilities and stockholders’ equity	$386,420	$534,824

See accompanying notes to financial statements

ALLAKOS INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

	Year Ended December 31,
	2022	2021	2020
Operating expenses
Research and development	$265,081	$196,328	$105,533
General and administrative	57,348	75,147	51,524
Total operating expenses	322,429	271,475	157,057
Loss from operations	(322,429)	(271,475)	(157,057)
Interest income	3,673	377	4,313
Other income (expense), net	(1,196)	1,238	(736)
Net loss	(319,952)	(269,860)	(153,480)
Unrealized loss on marketable securities	(131)	(161)	(129)
Comprehensive loss	$(320,083)	$(270,021)	$(153,609)
Net loss per common share:
Basic and diluted	$(5.06)	$(5.01)	$(3.10)
Weighted-average number of common shares outstanding:
Basic and diluted	63,284	53,832	49,492

See accompanying notes to financial statements

ALLAKOS INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2019	48,668	$48	$685,020	$137	$(189,484)	$495,721
Stock-based compensation expense	—	—	33,446	—	—	33,446
Issuance of common stock upon exercise of stock options	700	1	5,695	—	—	5,696
Issuance of common stock upon 2018 ESPP purchase	70	—	1,454	—	—	1,454
Issuance of common stock upon follow-on offering, net of offering costs of $15,813	3,506	4	271,683	—	—	271,687
Issuance of common stock upon vesting of restricted stock units	137	—	—	—	—	—
Unrealized loss on marketable securities	—	—	—	(129)	—	(129)
Net loss	—	—	—	—	(153,480)	(153,480)
Balance as of December 31, 2020	53,081	$53	$997,298	$8	$(342,964)	$654,395
Stock-based compensation expense	—	—	50,842	—	—	50,842
Issuance of common stock upon exercise of stock options	1,227	1	8,491	—	—	8,492
Issuance of common stock upon 2018 ESPP purchase	29	—	1,768	—	—	1,768
Issuance of common stock upon vesting of restricted stock units	285	—	—	—	—	—
Unrealized loss on marketable securities	—	—	—	(161)	—	(161)
Net loss	—	—	—	—	(269,860)	(269,860)
Balance as of December 31, 2021	54,622	$54	$1,058,399	$(153)	$(612,824)	$445,476
Stock-based compensation expense	—	—	43,158	—	—	43,158
Issuance of common stock upon exercise of stock options	464	1	852	—	—	853
Issuance of common stock upon 2018 ESPP purchase	104	—	438	—	—	438
Issuance of common stock upon follow-on offering, net of offering costs of $9,417	29,882	30	140,561	—	—	140,591
Issuance of common stock upon vesting of restricted stock units	315	—	—	—	—	—
Unrealized loss on marketable securities	—	—	—	(131)	—	(131)
Net loss	—	—	—	—	(319,952)	(319,952)
Balance as of December 31, 2022	85,387	$85	$1,243,408	$(284)	$(932,776)	$310,433

See accompanying notes to financial statements

ALLAKOS INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities
Net loss	$(319,952)	$(269,860)	$(153,480)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	43,158	50,842	33,446
Net amortization of premiums and discounts on marketable securities	588	3,389	2,358
Depreciation and amortization	7,071	2,310	1,545
Noncash lease expense	2,904	2,570	794
Gain on lease modification	—	(1,873)	—
Loss on disposal of property and equipment	28	46	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,431)	(16,678)	(7,601)
Other long-term assets	(574)	(6,161)	-
Accounts payable	(8,765)	(232)	7,644
Accrued expenses and other current liabilities	1,152	13,594	900
Operating lease liabilities, net of current portion	(3,150)	14,200	470
Net cash used in operating activities	(279,971)	(207,853)	(113,924)
Cash flows from investing activities
Purchases of marketable securities	(228,144)	(387,541)	(542,273)
Proceeds from maturities of marketable securities	287,000	564,000	546,800
Proceeds from sale of marketable securities	19,989	—	—
Purchases of property and equipment	(8,333)	(33,221)	(630)
Proceeds from sale of property and equipment	1,169	—	—
Net cash provided by investing activities	71,681	143,238	3,897
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	140,591	—	271,687
Proceeds from exercise of stock options, net of repurchases	853	8,492	5,696
Proceeds from issuance of common stock under 2018 ESPP	438	1,768	1,454
Net cash provided by financing activities	141,882	10,260	278,837
Net increase (decrease) in cash, cash equivalents and restricted cash	(66,408)	(54,355)	168,810
Cash, cash equivalents and restricted cash, beginning of period	155,097	209,452	40,642
Cash, cash equivalents and restricted cash, end of period	$88,689	$155,097	$209,452
Supplemental disclosures
Right-of-use assets obtained in exchange for lease obligations	$1,422	$200	$34,750
Changes of property and equipment in accounts payable and accruals	$(4,021)	$3,890	$353

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

Liquidity Matters

Since inception, the Company has incurred net losses and negative cash flows from operations. During the year ended December 31, 2022, the Company incurred a net loss of $320.0 million and used $280.0 million of cash in operations. As of December 31, 2022, the Company had an accumulated deficit of $932.8 million and does not expect to experience positive cash flows from operating activities in the foreseeable future. The Company has financed its operations to date primarily through the sale of common stock. Management expects to incur additional operating losses in the future as the Company continues to further develop, seek regulatory approval for and, if approved, commence commercialization of its product candidates.

Due to the clinical study results released in December 2021, our Board of Directors approved in February 2022 plans to reduce our contractual commitments with Lonza and a reorganization plan (the “Reorganization Plan”) to reduce operating costs and better align our workforce with the clinical development plans of our business.

The Company had $279.8 million of cash, cash equivalents and marketable securities at December 31, 2022. Management believes that this amount is sufficient to fund the Company’s operations for at least the next 12 months from the issuance date of these financial statements.

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

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Company’s balance sheets and which, in aggregate, represent the amounts reported in the statements of cash flows (in thousands):

	December 31,
	2022	2021	2020
Cash and cash equivalents	$87,217	$152,822	$207,177
Restricted cash in other long-term assets	1,472	2,275	2,275
Total	$88,689	$155,097	$209,452

Restricted cash at December 31, 2022 represents $1.5 million of security deposits for the lease of the Company’s facility in San Carlos, California. The security deposit is in the form of a letters of credit secured by restricted cash.

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

Income Taxes

The Company accounts for income taxes under the asset and liability method. Current income tax expense or benefit represents the amount of income taxes the Company expects to pay or have refunded in the current year. The Company’s deferred income tax assets and liabilities are determined based on differences between financial statement reporting and tax basis accounting of assets and liabilities and net operating loss and credit carryforwards, which it measures using the enacted tax rates and laws that will be in effect when such items are expected to reverse. The Company reduces deferred income tax assets, as necessary, by applying a valuation allowance to the extent that it determined it is more likely than not that some or all of our tax benefits will not be realized.

The Company accounts for uncertain tax positions in accordance with ASC 740-10, Accounting for Uncertainty in Income Taxes. The Company assesses all material positions reflected in our income tax returns, including all significant uncertain positions, for all tax years that are subject to assessment or challenge by relevant taxing authorities. Upon determining the sustainability of its positions, the Company measures the largest amount of benefit possessing greater than fifty percent likelihood of being realized upon ultimate settlement. The Company reassesses such positions at each balance sheet date to determine whether any factors underlying the sustainability assertion have changed and whether or not the amount of the recognized tax benefit is still appropriate.

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

Basic and diluted net loss per share was calculated as follows (in thousands, except per share data):

	Year Ended December 31,
	2022	2021	2020
Numerator:
Net loss	$(319,952)	$(269,860)	$(153,480)
Denominator:
Weighted-average shares of common stock outstanding, basic and diluted	63,284	53,832	49,492
Net loss per share, basic and diluted	$(5.06)	$(5.01)	$(3.10)

The following table sets forth the potentially dilutive securities that have been excluded from the calculation of diluted net loss per share due to their anti-dilutive effect for the periods indicated (in thousands):

	Year Ended December 31,
	2022	2021	2020
Options to purchase common stock	5,423	5,530	6,616
Unvested restricted stock units	4,478	1,506	1,161
Unvested performance stock unit	3,276	113	—
Shares issuable under employee stock purchase plans	135	118	14
Total	13,312	7,267	7,791

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

3. Fair Value Measurements

The Company measures and reports certain financial instruments as assets and liabilities at fair value on a recurring basis. The Company’s financial assets measured at fair value on a recurring basis were as follows (in thousands):

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$86,270	$—	$—	$86,270
Total cash equivalents	86,270	—	—	86,270
Short-term marketable securities
U.S. treasuries	192,569	—	—	192,569
Total short-term marketable securities	192,569	—	—	192,569
Total cash equivalents and short-term marketable securities	$278,839	$—	$—	$278,839

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$150,781	$—	$—	$150,781
Total cash equivalents	150,781	—	—	150,781
Short-term marketable securities
U.S. treasuries	271,416	—	—	271,416
Total short-term marketable securities	271,416	—	—	271,416
Total cash equivalents and short-term marketable securities	$422,197	$—	$—	$422,197

The Company evaluates transfers between levels at the end of each reporting period. There were no transfers of assets or liabilities between levels during the years ended December 31, 2022 and 2021.

4. Investments

All investments were considered available-for-sale at December 31, 2022 and 2021. The amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s investments by major security type are summarized in the table below (in thousands):

	December 31, 2022
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale securities
U.S. treasuries classified as investments	$192,853	$3	$(287)	$192,569
Total available-for-sale securities	$192,853	$3	$(287)	$192,569

	December 31, 2021
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale securities
U.S. treasuries classified as investments	$271,570	$2	$(156)	$271,416
Total available-for-sale securities	$271,570	$2	$(156)	$271,416

The amortized cost of available-for-sale securities is adjusted for amortization of premiums and accretion of discounts to maturity. As of December 31, 2022 and 2021, the aggregate fair value of securities held by the Company in an unrealized loss position for less than twelve months was $162.6 million and $241.4 million, respectively. All of these securities had remaining maturities of less than one year. The Company has the intent and ability to hold such securities until recovery and has determined that there has been no material change to their credit risk. As a result, the Company determined it did not hold any investments with a credit loss at December 31, 2022 and 2021.

There were no material realized gains or losses recognized on the sale or maturity of available-for-sale securities during the years ended December 31, 2022, 2021 and 2020, and as a result, there were no material reclassifications out of accumulated other comprehensive gain (loss) for the same periods.

5. Balance Sheet Components and Supplemental Disclosures

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2022	2021
Prepaid clinical expenses	$1,741	$2,328
Prepaid manufacturing expenses	21,998	17,940
Other prepaid expenses or current assets	5,318	7,075
Total	$29,057	$27,343

Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	December 31,
	2022	2021
Laboratory equipment	$6,473	$4,676
Furniture and office equipment	3,947	1,947
Leasehold improvements	32,457	4,581
Capitalized software	4,112	—
Construction-in-progress	422	37,704
	47,411	48,908
Less accumulated depreciation	(8,267)	(5,808)
Property and equipment, net	$39,144	$43,100

Depreciation and amortization expense for the years ended December 31, 2022, 2021 and 2020 was $7.1 million, $2.3 million and $1.5 million, respectively. During the year ended December 31, 2022, gross fixed assets of $5.8 million with accumulated depreciation of $4.6 million were disposed of or sold for $1.2 million in conjunction with exiting the Redwood City facility.

Other Long-Term Assets

Other long-term assets were $8.2 million and $8.4 million as of December 31, 2022 and 2021, respectively. Other long-term assets at December 31, 2022 and 2021 included $6.6 million and $5.9 million, respectively, in advance payments to CDMOs for development and manufacturing services expected to be provided more than one year from the balance sheet date.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2022	2021
Accrued contract research and development expense	$13,950	$16,215
Accrued compensation and benefits expense	7,039	3,172
Current portion of operating lease liabilities	3,161	2,316
Other current liabilities	1,056	4,854
Total	$25,206	$26,557

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

The 2018 Redwood City Lease includes monthly base rent amounts escalating over the term of the lease. In addition, the lessor provided for a tenant improvement allowance ("TIA") up to $1.4 million, which was fully utilized. The TIA was recorded as leasehold improvements, with offsetting adjustments recorded to the associated operating lease right of use asset included on the Company's balance sheet as of December 31, 2021.

In November 2021, the Company entered into a lease termination agreement (the “Lease Termination Agreement”) with respect to the 2018 Redwood City Lease. Pursuant to the Lease Termination Agreement, the 2018 Redwood City Lease was terminated effective April 30, 2022. The Company accounted for this change in lease term as a modification of the original lease. As a result of the modification, the operating right-of-use asset and lease liability were remeasured during the fourth quarter of 2021.

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

The Company utilized its incremental borrowing rate to calculate the present value of the lease payments for the 2019 San Carlos Lease based on information available on November 1, 2020, the lease commencement date for accounting purposes, which was the date the Company was deemed to have obtained control of the premises. Calculation of the operating lease liability also included estimated future TIA reimbursements that had not yet been received as of the lease commencement date. TIA reimbursements have been received subsequent to the lease commencement date and are recorded as reductions to the operating lease liability.

Classification of Operating Leases

The 2018 Redwood City Lease and the 2019 San Carlos Lease required security deposits of $0.8 million and $1.5 million, respectively, which the Company satisfied by establishing letters of credit secured by restricted cash. During the second quarter of 2022 and in accordance with the Lease Termination Agreement, the restrictions associated with the $0.8 million security deposit for the 2018 Redwood City Lease were released. As of December 31, 2022, a security deposit of $1.5 million for the 2019 San Carlos Lease was recorded as restricted cash in other long-term assets on the Company's balance sheets.

Classification of the Company’s operating lease liabilities included in the Company’s balance sheets at December 31, 2022 and 2021 was as follows (in thousands):

	December 31,
	2022	2021
Operating lease liabilities
Current portion included in accrued expenses and other current liabilities	$3,161	$2,316
Operating lease liabilities, net of current portion	45,949	49,099
Total operating lease liabilities	$49,110	$51,415

The components of lease costs, which are included in operating expenses in the Company’s statements of operations and comprehensive loss were as follows (in thousands):

	Year ended December 31,
	2022	2021	0	2020
Operating lease costs	$5,886	$6,676		$2,087
Variable costs	3,007	1,663		364
Total lease costs	$8,893	$8,339		$2,451

Variable costs included in the table above represent amounts the Company pays related to property taxes, insurance, maintenance and repair costs.

Cash paid for amounts included in the measurement of the Company’s operating lease liabilities and presented within cash used in operating activities in the statements of cash flows was $6.8 million, $1.7 million and $1.2 million for the years ended December 31, 2022, 2021 and 2020.

Cash received for amounts related to tenant improvement allowances from lessors was $1.3 million, $12.9 million and $0.2 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Operating Lease Obligations

Future lease payments required under operating leases included on the Company’s balance sheet at December 31, 2022 are as follows (in thousands):

Fiscal Year Ending December 31,
2023	$7,044
2024	7,255
2025	7,473
2026	7,697
2027	6,581
Thereafter	33,994
Total future lease payments	70,044
Less:
Present value adjustment	20,934
Operating lease liabilities	$49,110

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used its incremental borrowing rate based on the information available at the lease commencement date. As of December 31, 2022, the weighted-average remaining lease term of the Company’s leases was 9.3 years and the weighted-average discount rate used to determine the operating lease liabilities included on the balance sheet was 8.5%.

As of December 31, 2022, the Company has not been party to any lease agreements containing material residual value guarantees or material restrictive covenants.

7. Commitments and Contingencies

As of December 31, 2022, the Company’s commitments include an estimated $37.4 million of noncancellable purchase commitments, including commitments with contract manufacturers for which the Company has not received the goods or services.

Additionally, the Company enters into contracts in the normal course of business with clinical CROs, clinical investigative sites and other counterparties assisting with our preclinical studies and clinical trials. Such contracts are generally cancellable, with varying provisions regarding termination. In the event of a contract being terminated, the Company would only be obligated for services received as of the effective date of the termination, along with cancellation fees, as applicable.

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

The Company did not recognize any milestone expense for the years ended December 31, 2022 and 2021. As of December 31, 2022, the Company has not incurred any royalty liabilities related to its license agreements, as product sales have not yet commenced.

Exclusive License Agreement with The Johns Hopkins University

In December 2013, the Company entered into a license agreement with The Johns Hopkins University (“JHU”) for a worldwide exclusive license to develop, use, manufacture and commercialize covered product candidates including lirentelimab, which was amended on September 30, 2016. Under the terms of the agreement, the Company has made upfront and milestone payments of $0.7 million through December 31, 2022 and may be required to make aggregate additional milestone payments of up to $1.8 million. The Company also issued 88,887 shares of common stock as consideration under the JHU license agreement. In addition to milestone payments, the Company is also subject to single-digit royalties to JHU based on future net sales of each licensed therapeutic product candidate by the Company and its affiliates and sublicensees, with up to a low six-digit dollar minimum annual royalty payment.

Non-exclusive License Agreement with BioWa Inc. and Lonza Sales AG

In October 2013, the Company entered into a tripartite agreement with BioWa Inc. (“BioWa”), and Lonza Sales AG (“Lonza”), for the non-exclusive worldwide license to develop and commercialize product candidates including lirentelimab that are manufactured using a technology jointly developed and owned by BioWa and Lonza. Under the terms of the agreement, the Company has made milestone payments of $3.4 million through December 31, 2022 and may be required to make aggregate additional milestone payments of up to $38.0 million. In addition to milestone payments, the Company is also subject to minimum annual commercial license fees of $40,000 per year to BioWa until such time as BioWa receives royalty payments, as well as low single-digit royalties to BioWa and to Lonza. Royalties are based on future net sales by the Company and its affiliates and sublicensees.

Indemnification Agreements

The Company has entered into indemnification agreements with certain directors and officers that require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. To date, no such matters have arisen and the Company does not believe that the outcome of any claims under indemnification arrangements will have a material adverse effect on its financial positions, results of operations or cash flows. Accordingly, the Company has not recorded a liability related to such indemnifications at December 31, 2022.

8. Stockholders’ Equity

September 2022 Offering

On September 21, 2022, the Company closed an underwritten registered direct offering (the “September 2022 Offering”) under its shelf registration statement on Form S-3 (File No. 333-265085), supplemented by a prospectus supplement filed with the SEC on September 19, 2022 pursuant to Rule 424(b) under the Securities Act of 1933, as amended. In connection with the September 2022 Offering, the Company sold an aggregate of 29,882,000 shares of our common stock, par value $0.001 per share, at an offering price of $5.02 per share. Aggregate net proceeds were approximately $140.6 million, after deducting the underwriting commissions and estimated offering expenses.

“At-the-Market” Equity Offerings

On August 4, 2022, the Company entered into a sales agreement (the “2022 Sales Agreement”) with Cowen and Company, LLC (“Cowen”). Pursuant to Sales Agreement, the Company may sell, from time to time, up to an aggregate of $75.0 million in gross sales proceeds of its common stock through an “at-the-market” offering (“ATM Offering”) as defined under the Securities Act of 1933. The Company will pay a commission equal to 3% of the gross proceeds from the sale of shares of its common stock under the Sales Agreement. The $75.0 million of common stock that may be offered, issued and sold in the ATM Offering is included in the $250.0 million of securities that may be offered, issued and sold by the Company under its registration statement on Form S-3 (File No. 333-265085). The Company expects to use the net proceeds from sales under the 2022 Sales Agreement for general corporate purposes.

As of December 31, 2022, no shares of our common stock were sold under the 2022 Sales Agreement. From January 1, 2023 through March 6, 2023, the Company sold 0.1 million shares of its common stock at an average price of $7.20 per share through its ATM Offering, resulting in proceeds of $1.0 million net of commissions. Under its current ATM Offering program, $74 million of common stock remain available for future sales; however, the Company is not obligated to make any sales under this program.

9. Stock-Based Compensation

Total stock-based compensation expense recognized is as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Research and development	$17,399	$19,872	$11,583
General and administrative	25,759	30,970	21,863
Total	$43,158	$50,842	$33,446

No income tax benefits for stock-based compensation expense have been recognized for the years ended December 31, 2022, 2021 and 2020 as a result of the Company’s full valuation allowance applied to net deferred tax assets and net operating loss carryforwards.

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

Following the IPO and upon the effectiveness of the 2018 Plan, the Company’s 2012 Equity Incentive Plan, as amended, (the “2012 Plan”), terminated and no further awards will be granted thereunder. All outstanding awards under the 2012 Plan will continue to be governed by their existing terms. Any shares subject to awards granted under the 2012 Plan that, on or after the termination of the 2012 Plan, expire or terminate and shares previously issued pursuant to awards granted under the 2012 Plan that, on or after the termination of the 2012 Plan, are forfeited or repurchased by the Company will be transferred into the 2018 Plan. As of December 31, 2022, the maximum number of shares that may be added to the 2018 Plan pursuant to the preceding clause is 2,698,558 shares.

Prior to its termination, the 2012 Plan provided for the grant of stock options, stock appreciation rights, restricted stock and restricted stock units to employees, directors and consultants. Stock options granted under the 2012 Plan generally vest over four years and expire no more than 10 years from the date of grant.

As of December 31, 2022, the number of shares available for issuance under the 2018 Plan was 2,964,444.

Stock Options

Stock option activity under the 2018 Plan and the 2012 Plan during the year ended December 31, 2022 is summarized as follows (in thousands, except per share data):

		Weighted-	Weighted-
		Average	Average	Aggregate
	Options	Exercise	Remaining	Intrinsic
	Outstanding	Price	Years	Value
Balance at December 31, 2021	5,530	$21.51	6.3	$25,750
Granted	1,511	$4.07
Exercised	(464)	$1.84
Expired	(891)	$26.52
Forfeited	(263)	$64.92
Balance at December 31, 2022	5,423	$15.41	6.4	$22,657
Options exercisable	3,761	$16.11	5.0	$16,222
Options vested and expected to vest	5,366	$15.43	6.3	$22,461

The following weighted-average assumptions were used to calculate the fair value of stock options granted during the periods indicated:

	Year Ended December 31,
	2022	2021	2020
Risk-free interest rate	2.95%	1.01%	0.50%
Expected volatility	75.94%	70.40%	70.78%
Expected dividend yield	—	—	—
Expected term (in years)	5.84	6.00	5.95

The weighted-average fair value of options granted during the years ended December 31, 2022, 2021 and 2020 was $2.76, $59.00 and $51.59 per share, respectively.

The aggregate fair value of stock options that vested during the years ended December 31, 2022, 2021 and 2020 was $15.2, $17.1 million and $18.0 million, respectively.

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. Following the IPO, the aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the year in excess of the weighted-average exercise price multiplied by the number of options outstanding or exercisable. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2022, 2021 and 2020 was $1.8 million, $109.2 million and $62.2 million, respectively.

As of December 31, 2022, total unrecognized stock-based compensation expense relating to unvested stock options was $12.8 million. This amount is expected to be recognized over a weighted-average period of 2.4 years.

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

RSU activity under the 2018 Plan is summarized as follows (in thousands, except per share data):

		Weighted-
		Average
	Number	Grant Date
	of Shares	Fair Value
Balance at December 31, 2021	1,506	$93.14
Granted	4,834	$5.38
Vested	(315)	$96.16
Forfeited	(1,547)	$38.96
Balance at December 31, 2022	4,478	$16.90

The weighted-average fair value of RSUs granted during the year ended December 31, 2022, 2021 and 2020 was $5.38, $84.80 and $106.56, respectively.

As of December 31, 2022, total unrecognized stock-based compensation expense relating to unvested RSUs was $66.7 million and the weighted-average remaining vesting period was 2.5 years.

The aggregate intrinsic value of RSUs is calculated as the closing price per share of the Company’s common stock on the last trading day of the fiscal period, multiplied by the number of RSUs expected to vest as of December 31, 2022. As of December 31, 2022, the aggregate intrinsic value of RSUs was $37.7 million.

Performance-based Restricted Stock Units

During the year ended December 31, 2022, the Board of Directors approved awards of restricted stock units with performance-based vesting (“PSUs”) from the 2018 Plan. Each PSU represents one equivalent share of our common stock to be awarded upon vesting at the end of the performance periods, if specific performance goals set by the Board of Directors are achieved. No PSUs will vest if the performance goals are not met. The fair value of these PSUs is based on the closing price of our common stock on the date of grant. The Company assesses the probability of achieving the performance goals on a quarterly basis. Changes in our assessment of the probability results in adjustments to stock-based compensation, which may include either a cumulative catch-up of expense or a reduction of expense depending on whether the likelihood of vesting has increased or decreased, that is recognized in the period such determination is made. The PSUs do not entitle participants to the rights of holders of common stock, such as voting rights, until the shares are issued. PSUs that are expected to vest are net of estimated future forfeitures.

The following table summarizes the PSUs activity for the year ended December 31, 2022 (in thousands, except per share data):

		Weighted-
		Average
	Number	Grant Date
	of Shares	Fair Value
Balance at December 31, 2021	113	$79.60
Granted	4,124	$5.57
Forfeited	(961)	$12.12
Balance at December 31, 2022	3,276	$6.21

The Company did not grant any stock options or awards with performance-based or market-based vesting conditions during the year ended December 31, 2020. As of December 31, 2022 and 2021, the vesting of the PSUs was not deemed probable. Accordingly, no stock-based compensation expense related to these awards has been recognized during the years ended December 31, 2022 and 2021. As of December 31, 2022, total unrecognized compensation expense relating to PSUs was $20.3 million over a weighted-average period of 1.25 years and the aggregate intrinsic value of PSUs was $27.6 million.

Employee Stock Purchase Plan

In July 2018, the Company’s Board of Directors and stockholders approved the 2018 Employee Stock Purchase Plan (the “2018 ESPP”). The number of shares of common stock that may be issued under the 2018 ESPP shall automatically increase on each January 1, beginning with the fiscal year ending December 31, 2019, equal to the least of (i) 1,000,000 shares, (ii) 1% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year and (iii) such other amount determined by the 2018 ESPP administrator. As of December 31, 2022, the number of shares available for issuance under the 2018 ESPP was 2,209,160.

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

During the year ended December 31, 2022, 2021 and 2020, stock-based compensation related to the 2018 ESPP was $0.8 million, $1.2 million and $0.9 million, respectively.

The following weighted-average assumptions were used to calculate the fair value of ESPP shares during the periods indicated:

	Year Ended December 31,
	2022	2021	2020
Risk-free interest rate	2.20%	0.11%	0.58%
Expected volatility	75.83%	68.40%	61.80%
Expected dividend yield	—	—	—
Expected term (in years)	1.67	1.20	1.20

As of December 31, 2022, total unrecognized compensation expense relating to shares to be purchased under the 2018 ESPP was $0.7 million over a weighted-average period of 1.2 years.

10. Income Taxes

The Company is subject to income taxes in the United States and certain states in which it operates, and it uses estimates in determining its provisions for income taxes. Significant management judgement is required in determining the Company's provision for income taxes, deferred tax assets and liabilities and valuation allowances recorded against net deferred tax assets in accordance with U.S. GAAP. These estimates and judgements occur in the calculation of tax credits, benefits, and deductions, and in the calculation of certain tax assets and liabilities, which arise from certain temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant changes to these estimates may result in an increase or decrease to the Company's tax provision in the current or subsequent period.

The Internal Revenue Code of 1986, as amended (the “Code”), provides for a limitation of the annual use of net operating losses (“NOLs”) and other tax attributes (such as research and development tax credit carryforwards) following certain ownership changes defined by the Code that could limit the Company’s ability to utilize these carryforwards in the future. The Company may have had one or more ownership changes in the past, and it may experience ownership changes in the future. Accordingly, the Company's ability to utilize its NOLs and certain other tax attributes could be severely limited or eliminated.

Total deferred income tax assets, net of valuation allowance, at December 31, 2022 and 2021 were as follows (in thousands):

	December 31,
	2022	2021
Deferred tax assets
Net operating loss carryforwards	$225,924	$157,277
Capitalized research expenditures	48,767	—
Research and development credits	35,906	33,341
Accruals and reserves	6,839	3,889
Stock-based compensation	6,341	4,932
Lease liability	13,403	10,854
Gross deferred tax assets	337,180	210,293
Less: valuation allowance	(328,553)	(203,516)
Deferred tax assets, net of valuation allowance	8,627	6,777
Deferred tax liabilities
Fixed and intangible assets	378	84
Right-of-use asset	8,249	6,693
Gross deferred tax liabilities	8,627	6,777
Net deferred tax assets	$—	$—

Management has evaluated the positive and negative evidence surrounding the realizability of its deferred tax assets and has determined that it is more likely than not that the Company will not recognize the benefits of its federal and state deferred tax assets, and as a result, a valuation allowance of $328.6 million and $203.5 million has been established at December 31, 2022 and 2021, respectively. The change in the valuation allowance was $125.0 million and $90.8 million for the years ended December 31, 2022 and 2021, respectively. The Company has incurred NOL since inception. As of December 31, 2022, the Company had federal and state NOL carryforwards of $847.1 million and $682.7 million, respectively. Federal NOL carryforwards of $785.3 million, which were generated after December 31, 2017, do not expire. The remaining $61.8 million of Federal NOL carryforwards expire beginning in 2032. As of December 31, 2022, the Company had federal and California research and other tax credit carryforwards of $40.8 million and $9.9 million, respectively. The federal tax credits expire beginning in 2033. The California tax credits can be carried forward indefinitely.

The increase in state NOL carryforwards from $95.1 million on December 31, 2021 to $682.7 million on December 31, 2022 primarily due to increased carryforwards attributed to California as the Company received in fiscal

2022 approval of its petition for alternative apportionment in California by the California Franchise Tax Board. As the California NOLs are offset by a full valuation allowance, there was no financial statement impact.

In accordance with the Tax Cuts and Jobs Act of 2017, research and experimental expenditures are required to be capitalized beginning in 2022 and amortized over a period of 5 years for domestic expenses and 15 years for foreign expenses.

The effective tax rate for the years ended December 31, 2022 and 2021 is different from the federal statutory rate primarily due to the valuation allowance against deferred tax assets as a result of insufficient income. The Company’s effective tax rate differs from the federal statutory tax rate as follows:

	Year Ended December 31,
	2022	2021
Federal statutory tax rate	21.0%	21.0%
Change in deferred tax asset valuation allowance	(39.1)%	(33.7)%
State taxes, net of federal benefit	20.3%	1.9%
Research and development tax credits	0.6%	5.2%
Stock-based compensation	(0.1)%	6.9%
Other	(2.7)%	(1.3)%
Effective tax rate	—%	—%

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

A reconciliation of the beginning and ending amount of unrecognized benefits is as follows (in thousands):

	Year Ended December 31,
	2022	2021
Balance at the beginning of the year	$11,953	$6,932
Increase related to current year tax positions	2,317	5,345
Decrease related to prior year tax positions	(1,095)	(324)
Balance at the end of the year	$13,175	$11,953

The entire amount of the unrecognized tax benefits would not impact the Company’s effective tax rate if recognized. During the years ended December 31, 2022 and 2021, the Company did not recognize accrued interest and penalties related to unrecognized tax benefits. The Company does not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease during the next twelve months.

The Company files income tax returns in the U.S. federal and multiple state tax jurisdictions.

The U.S. Internal Revenue Service (“IRS”) examined the Company’s federal corporate income tax return for the year ended December 31, 2018. The examination was completed in April 2022 and did not require any material adjustments. The federal and state income tax returs from inception to December 31, 2022 remain subject to examination.

It is the Company’s policy to include penalties and interest expense related to income taxes as a component of the income tax provision as necessary. Management determined that no accrual for interest and penalties was required at December 31, 2022 and 2021. Since the Company is in a loss carryforward position, it is generally subject to examination by the U.S. federal, state and local income tax authorities for all tax years in which a loss carryforward is available.

11. Defined Contribution Plans

In January 2018, the Company established a defined contribution plan under Section 401(k) of the Internal Revenue Code (the “401(k) plan”). The 401(k) plan covers all employees who meet defined minimum age and service requirements. Employee contributions are voluntary and are determined on an individual basis, limited to the maximum amount allowable under U.S. federal tax regulations. The Company makes matching contributions of up to 4% of the eligible employees’ compensation to the 401(k) plan. During the years ended December 31, 2022, 2021 and 2020, the Company made contributions to the 401(k) plan of $1.0 million, $0.7 million and $0.7 million, respectively.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2022.

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

Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the Internal Control–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal controls over financial reporting were effective as of December 31, 2022.

Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to Section 404(c) of the Sarbanes-Oxley Act that permits us to provide only management’s report in this annual report.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fourth quarter of the year ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to regulation 14A, or the Proxy Statement, which proxy statement is expected to be filed with Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2022.

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

(3)
List of Exhibits required by Item 601 of Regulation S-K

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Number	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-38582	3.1	7/24/2018

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-38582	3.2	7/24/2018

4.1	Specimen common stock certificate of the Registrant.	S-1/A	333-225836	4.2	7/9/2018

4.2	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	001-38582	4.3	3/1/2022

10.1+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-225836	10.1	6/22/2018

10.2+	2012 Equity Incentive Plan, as amended, and forms of agreement thereunder.	S-1	333-225836	10.2	6/22/2018

10.3+	2018 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	333-225836	10.3	7/9/2018

10.4+	2018 Employee Stock Purchase Plan.	S-1/A	333-225836	10.4	7/9/2018

10.5+	Employment Letter between the Registrant and Robert Alexander, Ph.D.	S-1/A	333-225836	10.5	7/9/2018

10.6+	Employment Letter between the Registrant and Adam Tomasi, Ph.D.	S-1/A	333-225836	10.6	7/9/2018

10.7+	Employment Letter between the Registrant and Harlan Baird Radford, III.	10-Q	001-38582	10.1	5/10/2021

10.8	Separation Agreement and Release, dated April 17, 2022, by and between Mark Asbury and Allakos, Inc.	8-K	011-38582	10.1	4/20/2022

10.9+	Executive Incentive Compensation Plan.	S-1	333-225836	10.9	6/22/2018

10.10+	Outside Director Compensation Policy.	10-Q	001-38582	10.2	5/6/2022

10.11+	Change in Control and Severance Policy.	S-1/A	333-225836	10.11	7/9/2018

10.12	Lease Agreement between the Registrant and Westport Office Park, LLC, dated January 4, 2018, as amended.	S-1	333-225836	10.12	6/22/2018

10.13	Lease Agreement between the Registrant and ARE-San Francisco No. 63, LLC, dated December 4, 2019.	10-K	001-38582	10.13	2/25/2020

10.14#	Non-exclusive License Agreement between the Registrant, BioWa, Inc. and Lonza Sales AG, dated October 31, 2013.	S-1/A	333-225836	10.14	7/17/2018

10.15#	Amended and Restated Exclusive License Agreement between the Registrant and the Johns Hopkins University, dated September 30, 2016.	S-1/A	333-225836	10.15	7/17/2018

10.16#	Termination Agreement between the Registrant and Lonza AG and affiliates thereof, dated February 14, 2022.	10-K	001-38582	10.19	3/1/2022

10.17	Master Development Services Agreement between the Registrant and Samsung Biologics Co., Ltd., dated March 31, 2022.	10-Q	001-38582	10.1	5/6/2022

10.18	Sales Agreement between the Registrant and Cowen and Company, LLC, dated August 4, 2022.	8-K	001-38582	1.1	8/5/2022

10.19#	Master Services Agreement, dated November 1, 2020, by and among Fujifilm Diosynth Biotechnologies UK Limited, Fujifilm Diosynth Biotechnologies Texas, LLC, Fujifilm Diosynth Biotechnologies U.S.A., Inc. and Biogen (Denmark) Manufacturing APS – a Fujifilm Diosynth Biotechnologies Group Company.	10-Q	001-38582	10.1	8/4/2022

23.1	Consent of Independent Registered Public Accounting Firm.					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)	X

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

ALLAKOS INC.

Date: March 6, 2023	By:	/s/ Robert Alexander
Robert Alexander, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Robert Alexander	Chief Executive Officer and Director	March 6, 2023
Robert Alexander, Ph.D.	(Principal Executive Officer)

/s/ H. Baird Radford, III	Chief Financial Officer	March 6, 2023
H. Baird Radford, III	(Principal Financial and Accounting Officer)

/s/ Daniel Janney	Chair of the Board	March 6, 2023
Daniel Janney

/s/ Robert E. Andreatta	Director	March 6, 2023
Robert E. Andreatta

/s/ Steven P. James	Director	March 6, 2023
Steven P. James

/s/ Amy L. Ladd	Director	March 6, 2023
Amy L. Ladd, M.D.

/s/ John McKearn	Director	March 6, 2023
John McKearn, Ph.D.

/s/ Paul Walker	Director	March 6, 2023
Paul Walker