Form 10-Q
period 2023-03-31
Allakos Inc.
filed 2023-05-09
CIK 1564824

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 2, 2023, the registrant had 86,560,315 shares of common stock outstanding.

ALLAKOS INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited).

allakos inc.

balance sheets

(in thousands, except per share data)

	March 31,	December 31,
	2023	2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$93,854	$87,217
Investments	158,745	192,569
Prepaid expenses and other current assets	30,261	29,057
Total current assets	282,860	308,843
Property and equipment, net	37,769	39,144
Operating lease right-of-use assets	24,798	30,225
Other long-term assets	4,981	8,208
Total assets	$350,408	$386,420
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,101	$4,832
Accrued expenses and other current liabilities	20,429	25,206
Total current liabilities	29,530	30,038
Operating lease liabilities, net of current portion	40,430	45,949
Total liabilities	69,960	75,987
Contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 20,000 shares authorized as of March 31, 2023 and December 31, 2022; no shares issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value per share; 200,000 shares authorized as of March 31, 2023 and December 31, 2022; 86,560 and 85,387 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	86	85
Additional paid-in capital	1,255,530	1,243,408
Accumulated other comprehensive gain (loss)	12	(284)
Accumulated deficit	(975,180)	(932,776)
Total stockholders’ equity	280,448	310,433
Total liabilities and stockholders’ equity	$350,408	$386,420

See accompanying notes to unaudited interim financial statements

Allakos Inc.

Statements of Operations and Comprehensive Loss

(in thousands, except per share data)

(unaudited)

	Three Months Ended
	March 31,
	2023	2022
Operating expenses
Research and development	$33,078	$176,807
General and administrative	11,968	18,844
Total operating expenses	45,046	195,651
Loss from operations	(45,046)	(195,651)
Interest income	2,678	83
Other expense, net	(36)	(1,455)
Net loss	(42,404)	(197,023)
Unrealized gain (loss) on investments	296	(316)
Comprehensive loss	$(42,108)	$(197,339)
Net loss per common share:
Basic and diluted	$(0.49)	$(3.60)
Weighted-average number of common shares outstanding:
Basic and diluted	85,845	54,686

See accompanying notes to unaudited interim financial statements

Allakos Inc.

Statements of STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	54,622	$54	$1,058,399	$(153)	$(612,824)	$445,476
Stock-based compensation expense	—	—	11,392	—	—	11,392
Issuance of common stock upon exercise of stock options	34	—	104	—	—	104
Issuance of common stock upon 2018 ESPP purchase	42	—	243	—	—	243
Issuance of common stock upon vesting of restricted stock units	63	—	—	—	—	—
Unrealized loss on investments	—	—	—	(316)	—	(316)
Net loss	—	—	—	—	(197,023)	(197,023)
Balance at March 31, 2022	54,761	$54	$1,070,138	$(469)	$(809,847)	$259,876

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	85,387	$85	$1,243,408	$(284)	$(932,776)	$310,433
Stock-based compensation expense	—	—	10,665	—	—	10,665
Issuance of common stock upon exercise of stock options	6	—	26	—	—	26
Issuance of common stock upon 2018 ESPP purchase	144	—	442	—	—	442
Issuance of common stock upon vesting of restricted stock units	881	1	(1)	—	—	—
Issuance of common stock under the ATM Offering, net of issuance costs	142	—	990	—	—	990
Unrealized gain on investments	—	—	—	296	—	296
Net loss	—	—	—	—	(42,404)	(42,404)
Balance at March 31, 2023	86,560	$86	$1,255,530	$12	$(975,180)	$280,448

See accompanying notes to unaudited interim financial statements

Allakos Inc.

Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2023	2022
Cash flows from operating activities
Net loss	$(42,404)	$(197,023)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,524	2,123
Stock-based compensation	10,665	11,392
Net amortization (accretion) of premiums and discounts on investments	(1,474)	1,130
Noncash lease expense	474	413
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,195)	14,637
Other long-term assets	3,227	(3,151)
Accounts payable	4,385	(5,053)
Accrued expenses and other current liabilities	(4,475)	1,825
Operating lease liabilities, net of current portion	(866)	(580)
Net cash used in operating activities	(30,139)	(174,287)
Cash flows from investing activities
Purchases of investments	(49,415)	(19,988)
Proceeds from sales of investments	—	19,989
Proceeds from maturities of investments	85,000	60,000
Purchases of property and equipment	(267)	(2,589)
Net cash provided by investing activities	35,318	57,412
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	990	—
Proceeds from exercise of stock options	26	104
Proceeds from issuance of common stock under the 2018 ESPP	442	243
Net cash provided by financing activities	1,458	347
Net increase (decrease) in cash, cash equivalents and restricted cash	6,637	(116,528)
Cash, cash equivalents and restricted cash, beginning of period	88,689	155,097
Cash, cash equivalents and restricted cash, end of period	$95,326	$38,569
Supplemental disclosures
Noncash investing and financing items:
Noncash adjustments to right-of-use assets	$(5,617)	$—

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

Liquidity Matters

Since inception, the Company has incurred net losses and negative cash flows from operations. During the three months ended March 31, 2023, the Company incurred a net loss of $42.4 million. At March 31, 2023, the Company had an accumulated deficit of $975.2 million and does not expect to experience positive cash flows from operating activities in the foreseeable future. The Company has financed its operations to date primarily through the sale of common stock. Management expects to incur additional operating losses in the future as the Company continues to further develop, seek regulatory approval for and, if approved, commence commercialization of its product candidates.

Due to the clinical study results released in December 2021, our Board of Directors approved in February 2022 plans to reduce our contractual commitments and a reorganization plan (the “Reorganization Plan”) to reduce operating costs and better align our workforce with the clinical development plans of our business.

The Company had $252.6 million of cash, cash equivalents and marketable securities at March 31, 2023. Management believes that this amount is sufficient to fund the Company’s operations for at least the next 12 months from the issuance date of these financial statements.

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

The interim balance sheet as of March 31, 2023, the statements of operations and comprehensive loss, statements of stockholders’ equity and statements of cash flows for the three months ended March 31, 2023 and 2022 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair presentation of the Company’s financial position as of March 31, 2023 and its results of operations and comprehensive loss for the three months ended March 31, 2023 and 2022 and its cash flows for the three months ended March 31, 2023 and 2022. Certain information and note disclosures normally included in annual audited financial statements prepared in accordance with U.S. GAAP have been omitted. The financial data and the other financial information disclosed in these notes to the interim financial statements are also unaudited. The results of operations for any interim period are not necessarily indicative of the results to be expected for the entire year or for any other future annual or interim period. These interim financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on March 6, 2023.

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

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to credit risk principally consist of cash, cash equivalents and investments. These financial instruments are currently held in accounts in varying amounts at four separate financial institutions that management believes possesses high credit quality. Amounts on deposit with these financial institutions have and will continue to exceed federally-insured limits. The Company has not experienced any losses on its cash deposits. Additionally, the Company’s investment policy limits its investments to certain types of securities issued by or backed by the U.S. government and its agencies.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Company’s balance sheets and which, in aggregate, represent the amounts reported in the accompanying statements of cash flows (in thousands):

	March 31,	December 31,
	2023	2022
Cash and cash equivalents	$93,854	$87,217
Restricted cash in other long-term assets	1,472	1,472
Total	$95,326	$88,689

	March 31,	December 31,
	2022	2021
Cash and cash equivalents	$36,294	$152,822
Restricted cash in prepaid and other current assets	803	—
Restricted cash in other long-term assets	1,472	2,275
Total	$38,569	$155,097

Restricted cash at March 31, 2023 represents $1.5 million in security deposits for the lease of the Company’s facility in San Carlos, California. The security deposit is in the form of a letter of credit secured by restricted cash and is recorded in other long-term assets on the Company’s balance sheets.

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

Advance payments for goods or services to be rendered in the future for use in research and development activities are deferred and included in prepaid expenses and other current assets or other long-term assets, as appropriate. The deferred amounts are expensed as the related goods are delivered or the services are performed.

Comprehensive Loss

Comprehensive loss is defined as the change in stockholders’ equity during a period from transactions and other events and circumstances from non-owner sources. The differences between net loss and comprehensive loss for the three months ended March 31, 2023 and 2022 are a result of unrealized gains and losses on the Company’s investments included in current assets on the Company’s balance sheets.

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

The Company’s weighted-average shares of common stock outstanding increased from 54.7 million shares during the first quarter of 2022 to a weighted-average of 85.8 million during the first quarter of 2023, primarily as a result of the 29.9 million shares sold as part of an underwritten registered direct offering closed on September 21, 2022 (the “September 2022 Offering”). Refer to Note 8 “Stockholders’ Equity” for additional details related to the offering.

Basic and diluted net loss per share was calculated as follows (in thousands, except per share data):

	Three Months Ended
	March 31,
	2023	2022
Numerator:
Net loss	$(42,404)	$(197,023)
Denominator:
Weighted-average shares of common stock outstanding, basic and diluted	85,845	54,686
Net loss per share, basic and diluted	$(0.49)	$(3.60)

The following table sets forth the potentially dilutive securities that have been excluded from the calculation of diluted net loss per share due to their anti-dilutive effect for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Options to purchase common stock	6,830	5,380
Unvested restricted stock units	6,142	5,267
Unvested performance stock units	3,062	4,216
Shares issuable under employee stock purchase plans	59	17
Total	16,093	14,880

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

3. Fair Value Measurements

The Company measures and reports certain financial instruments as assets and liabilities at fair value on a recurring basis. The Company’s financial assets measured at fair value on a recurring basis were as follows (in thousands):

	March 31, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$91,345	$—	$—	$91,345
Total cash equivalents	91,345	—	—	91,345
Short-term marketable securities
U.S. treasuries	158,745	—	—	158,745
Total short-term marketable securities	158,745	—	—	158,745
Total cash equivalents and short-term marketable securities	$250,090	$—	$—	$250,090

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$86,270	$—	$—	$86,270
Total cash equivalents	86,270	—	—	86,270
Short-term marketable securities:
U.S. treasuries	192,569	—	—	192,569
Total short-term marketable securities	192,569	—	—	192,569
Total cash equivalents and short-term marketable securities	$278,839	$—	$—	$278,839

The Company evaluates transfers between levels at the end of each reporting period. There were no transfers of assets or liabilities between levels during the three months ended March 31, 2023 and 2022.

4. Investments

All investments were considered available-for-sale at March 31, 2023. The amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s investments by major security type at March 31, 2023 and December 31, 2022 are summarized in the table below (in thousands):

	March 31, 2023
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale securities:
U.S. treasuries classified as investments	$158,813	$120	$(188)	$158,745
Total available-for-sale securities	$158,813	$120	$(188)	$158,745

	December 31, 2022
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale securities:
U.S. treasuries classified as investments	$192,853	$3	$(287)	$192,569
Total available-for-sale securities	$192,853	$3	$(287)	$192,569

The amortized cost of available-for-sale securities is adjusted for amortization of premiums and accretion of discounts to maturity. As of March 31, 2023 and December 31, 2022, the aggregate fair value of securities held by the Company in an unrealized loss position for less than twelve months was $109.0 million and $162.6 million, respectively. These securities had remaining maturities of less than one year. The Company has the intent and ability to hold such securities until recovery and has determined that there has been no material change to their credit risk. As a result, the Company determined it did not hold any investments with a credit loss at March 31, 2023 and December 31, 2022.

There were no material realized gains or losses recognized on the sale or maturity of available-for-sale securities during the three months ended March 31, 2023 and 2022, and as a result, there were no material reclassifications out of accumulated other comprehensive gain (loss) for the same periods.

5. Balance Sheet Components and Supplemental Disclosures

Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Laboratory equipment	$6,656	$6,473
Furniture and office equipment	3,947	3,947
Leasehold improvements	32,457	32,457
Capitalized software	4,189	4,112
Construction-in-progress	309	422
	47,558	47,411
Less accumulated depreciation	(9,789)	(8,267)
Property and equipment, net	$37,769	$39,144

Depreciation and amortization expense for the three months ended March 31, 2023 and 2022 was $1.5 million and $2.1 million, respectively.

Other Long-Term Assets

Other long-term assets were $5.0 million and $8.2 million as of March 31, 2023 and December 31, 2022, respectively. Other long-term assets at March 31, 2023 and December 31, 2022 included $2.7 million and $6.6 million, respectively, in advance payments to CDMOs for development and manufacturing services expected to be provided more than one year from the balance sheet date.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Accrued contract research and development expense	$12,419	$13,950
Accrued compensation and benefits expense	2,902	7,039
Current portion of operating lease liabilities	2,937	3,161
Other current liabilities	2,171	1,056
Total	$20,429	$25,206

6. Leases

Operating Leases

The Company’s lease obligations primarily relate to leased office and laboratory space under noncancelable operating lease. In accordance with ASC 842, the Company has performed an evaluation of its other contracts with vendors and has determined that, except for the leases described below, none of its other contracts contain a material lease.

2019 San Carlos Lease

In December 2019, the Company entered into an operating lease agreement for office and laboratory space in San Carlos, California (the “2019 San Carlos Lease”). The contractual term of the 2019 San Carlos Lease is 10.25 years from August 2021 until October 2031. The 2019 San Carlos Lease provides rent abatements and includes a one-time option to extend the lease term for five years. This option to extend the lease term was not determined to be reasonably certain and therefore has not been included in the Company’s calculation of the associated operating lease liability under ASC 842.

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

On March 27, 2023, the Company entered into an amendment for the 2019 San Carlos Lease, whereby rentable square feet was adjusted to 95,692 square feet and lease payments were reduced by approximately 2.5% per month, effective from January 1, 2022 through the end of the lease term. The Company accounted for these changes as a modification under ASC 842 and the operating right-of-use asset and lease liability were remeasured during the first quarter of 2023 utilizing an estimated incremental borrowing rate of 10.5%. Our estimated incremental borrowing rate was based on our estimated rate of interest for a fully collateralized borrowing over a similar term as the remaining lease payments while incorporating our credit risk. As a result of the modification, the right-of-use asset and lease liability decreased by approximately $5.6 million. No gain or loss was recognized upon the modification.

Classification of Operating Leases

The 2019 San Carlos Lease required a security deposit of $1.5 million, which the Company satisfied by establishing a letter of credit secured by restricted cash. As of March 31, 2023 and December 31, 2022, a security deposit of $1.5 million for the 2019 San Carlos Lease was recorded as restricted cash in other long-term assets on the Company’s balance sheets.

Classification of the Company’s operating lease liabilities included on the Company’s balance sheets at March 31, 2023 and December 31, 2022 was as follows (in thousands):

	March 31,	December 31,
	2023	2022
Operating lease liabilities
Current portion included in accrued expenses and other current liabilities	$2,937	$3,161
Operating lease liabilities, net of current portion	40,430	45,949
Total operating lease liabilities	$43,367	$49,110

The components of lease costs included in operating expenses in the Company’s statements of operations and comprehensive loss were as follows (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Operating lease costs	$1,469	$1,454
Variable costs	939	683
Total lease costs	$2,408	$2,137

Variable costs included in the table above represent amounts the Company pays related to property taxes, insurance, maintenance and repair costs.

Cash paid for amounts included in the measurement of the Company’s operating lease liabilities and presented within cash used in operating activities in the statements of cash flows was $1.7 million and $2.0 million for the three months ended March 31, 2023 and 2022, respectively.

Cash received for amounts related to tenant improvement allowances from lessors was $0 million and $1.0 million for the three months ended March 31, 2023 and 2022, respectively.

Operating Lease Obligations

Future lease payments required under operating leases included on the Company’s balance sheet at March 31, 2023 are as follows (in thousands):

Fiscal Year Ending December 31,
2023 (remaining 9 months)	$5,578
2024	7,075
2025	7,287
2026	7,506
2027	6,417
Thereafter	33,148
Total future lease payments	67,011
Less:
Present value adjustment	23,644
Operating lease liabilities	$43,367

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used its incremental borrowing rate based on the information available at the lease commencement date. As of March 31, 2023, the weighted-average remaining lease term of the Company’s leases was 8.5 years and the weighted-average discount rate used to determine the operating lease liabilities included on the balance sheet was 10.5%.

As of March 31, 2023, the Company was not party to any lease agreements containing material residual value guarantees or material restrictive covenants.

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

The Company did not recognize any milestone expense for the three months ended March 31, 2023 and 2022. As of March 31, 2023, the Company has not incurred any royalty liabilities related to its license agreements, as product sales have not yet commenced.

Exclusive License Agreement with The Johns Hopkins University

In December 2013, the Company entered into a license agreement with The Johns Hopkins University (“JHU”) for a worldwide exclusive license to develop, use, manufacture and commercialize covered product candidates including lirentelimab, which was amended in September 2016. Under the terms of the agreement, the Company has made upfront and milestone payments of $0.7 million through March 31, 2023 and may be required to make aggregate additional milestone payments of up to $1.8 million. The Company also issued 88,887 shares of common stock as consideration under the JHU license agreement. In addition to milestone payments, the Company is also subject to low single-digit royalties to JHU based on future net sales of each licensed therapeutic product candidate by the Company and its affiliates and sublicensees, with up to a low six-digit dollar minimum annual royalty payment.

Non-exclusive License Agreement with BioWa Inc. and Lonza Sales AG

In October 2013, the Company entered into a tripartite agreement with BioWa Inc. (“BioWa”), and Lonza Sales AG (“Lonza Sales”), for the non-exclusive worldwide license to develop and commercialize product candidates including lirentelimab that are manufactured using a technology jointly developed and owned by BioWa and Lonza Sales. Under the terms of the agreement, the Company has made milestone payments of $3.4 million through March 31, 2023 and may be required to make aggregate additional milestone payments of up to $38.0 million. In addition to milestone payments, the Company is also subject to minimum annual commercial license fees of $40,000 per year to BioWa until such time as BioWa receives royalty payments, as well as low single-digit royalties to BioWa and to Lonza Sales. Royalties are based on future net sales by the Company and its affiliates and sublicensees.

Indemnification Agreements

The Company has entered into indemnification agreements with certain directors and officers that require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. To date, no such matters have arisen and the Company does not believe that the outcome of any claims under indemnification arrangements will have a material adverse effect on its financial positions, results of operations or cash flows. Accordingly, the Company has not recorded a liability related to such indemnifications at March 31, 2023.

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

During the three months ended March 31, 2023, the Company sold 0.1 million shares of its common stock at an average price of $7.20 per share through its ATM Offering, resulting in proceeds of $1.0 million net of commissions. Under its current ATM Offering program, $74 million of common stock remain available for future sales; however, the Company is not obligated to make any sales under this program.

9. Stock-Based Compensation

Total stock-based compensation expense recognized is as follows (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Research and development	$4,675	$4,435
General and administrative	5,990	6,957
Total	$10,665	$11,392

No income tax benefits for stock-based compensation expense have been recognized for the three months ended March 31, 2023 and 2022 as a result of the Company’s full valuation allowance applied to net deferred tax assets and net operating loss carryforwards.

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

Following the IPO and upon the effectiveness of the 2018 Plan, the Company’s 2012 Equity Incentive Plan, as amended, (the “2012 Plan”), terminated and no further awards will be granted thereunder. All outstanding awards under the 2012 Plan will continue to be governed by their existing terms. Any shares subject to awards granted under the 2012 Plan that, on or after the termination of the 2012 Plan, expire or terminate and shares previously issued pursuant to awards granted under the 2012 Plan that, on or after the termination of the 2012 Plan, are forfeited or repurchased by the Company will be transferred into the 2018 Plan. As of March 31, 2023, the maximum number of shares that may be added to the 2018 Plan pursuant to the preceding sentence is 2,690,227 shares.

Prior to its termination, the 2012 Plan provided for the grant of stock options, stock appreciation rights, restricted stock and restricted stock units to employees, directors and consultants. Stock options granted under the 2012 Plan generally vest over four years and expire no more than 10 years from the date of grant.

Stock Options

The following weighted-average assumptions were used to calculate the fair value of stock options granted during the periods indicated:

	Three Months Ended
	March 31,
	2023	2022
Risk-free interest rate	3.65%	1.88%
Expected volatility	95.86%	72.81%
Expected dividend yield	—	—
Expected term (in years)	6.08	6.08

The Company’s stock option activity during the three months ended March 31, 2023 is summarized as follows (number of shares in thousands):

		Weighted-
		Average
	Options	Exercise
	Outstanding	Price
Balance at December 31, 2022	5,423	$15.41
Granted	1,770	$7.21
Exercised	(6)	$4.14
Expired	(117)	$48.52
Forfeited	(240)	$9.08
Balance at March 31, 2023	6,830	$12.95
Options exercisable	3,718	$15.41
Options vested and expected to vest	6,671	$13.03

During the three months ended March 31, 2023 and 2022, the Company did not grant any stock options with performance-based or market-based vesting conditions.

As of March 31, 2023, total unrecognized stock-based compensation expense relating to unvested stock options was $18.7 million. This amount is expected to be recognized over a weighted-average period of 2.9 years.

Time-based Restricted Stock Units (“RSU”)

RSU activity under the 2018 Plan during the three months ended March 31, 2023 is summarized as follows (in thousands, except per share data):

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Balance at December 31, 2022	4,478	$16.90
Granted	3,020	$7.20
Vested	(881)	$12.55
Forfeited	(475)	$13.39
Balance at March 31, 2023	6,142	$13.03

The weighted-average fair value of RSUs granted during the three months ended March 31, 2023 and 2022 was $7.20 and $5.58, respectively.

As of March 31, 2023, total unrecognized stock-based compensation expense relating to unvested RSUs was $72.3 million and the weighted-average remaining vesting period was 2.7 years.

Performance-based Restricted Stock Units (“PSUs”)

PSU activity under the 2018 Plan during the three months ended March 31, 2023 is summarized as follows (in thousands, except per share data):

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Balance at December 31, 2022	3,276	$6.21
Forfeited	(214)	$5.58
Balance at March 31, 2023	3,062	$6.25

As of March 31, 2023, total unrecognized stock-based compensation expense relating to unvested PSUs was $19.1 million and the weighted-average remaining vesting period was 1.0 year.

Employee Stock Purchase Plan

In July 2018, the Company’s Board of Directors and stockholders approved the 2018 Employee Stock Purchase Plan (the “2018 ESPP”). The number of shares of common stock that may be issued under the 2018 ESPP shall automatically increase on each January 1, beginning with the fiscal year ending December 31, 2019, equal to the least of (i) 1,000,000 shares, (ii) 1% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year and (iii) such other amount determined by the 2018 ESPP administrator. As of March 31, 2023, the number of shares available for issuance under the 2018 ESPP was 2,918,936.

Under the 2018 ESPP, employees may purchase shares of the Company’s common stock at a price per share equal to 85% of the lower of the fair market value of the common stock on the first trading day of the offering period or on the exercise date. The 2018 ESPP provides for consecutive, overlapping 24-month offering periods, each of which will include four 6-month purchase periods. The first offering period under the 2018 ESPP commenced on July 18, 2018.

During three months ended March 31, 2023 and 2022, stock-based compensation expense related to the 2018 ESPP was $0.3 million and $0.2 million, respectively.

10. Defined Contribution Plans

In January 2018, the Company established a defined contribution plan under Section 401(k) of the Internal Revenue Code (the “401(k) plan”). The 401(k) plan covers all employees who meet defined minimum age and service requirements. Employee contributions are voluntary and are determined on an individual basis, limited to the maximum amount allowable under U.S. federal tax regulations. The Company makes matching contributions of up to 4% of the eligible employees’ compensation to the 401(k) plan. During the three months ended March 31, 2023 and 2022, the Company made contributions to the 401(k) plan of $0.5 million and $0.5 million, respectively.

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
our work models;
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
•
the costs associated with being a public company;
•
our anticipated uses of our existing cash, cash equivalents and investments; and
•
the impact of inflation and increased interest rates, and their impact on capital markets.

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

Overview

We are a clinical stage biotechnology company developing therapeutics which target immunomodulatory receptors present on immune effector cells involved in allergic, inflammatory and proliferative diseases. Activating these immunomodulatory receptors allows us to directly target cells involved in disease pathogenesis and, in the setting of allergy and inflammation, has the potential to result in broad inhibition of inflammatory cells. In the setting of proliferative diseases, blocking the inhibitory function of the receptors could restore the immune cells’ ability to identify and kill proliferative cells. Our most advanced therapeutics are lirentelimab (AK002) and AK006.

Lirentelimab targets Siglec-8, an inhibitory receptor expressed selectively on mast cells and eosinophils, two types of white blood cells that are widely distributed in the body and play a central role in the inflammatory response. Binding of lirentelimab (AK002) to Siglec-8 results in rapid and sustained depletion of eosinophils via antibody dependent cellular cytotoxicity (ADCC) and inhibition of mast cells via multiple stimuli including IL-33, TSLP, IgE, MRGPRX-2, TLR and others. Inappropriately activated mast cells and eosinophils have been identified as key drivers in a number of severe diseases affecting the skin, lungs, gastrointestinal tract, eyes and other organs. We are currently developing lirentelimab for the treatment of atopic dermatitis, chronic spontaneous urticaria and potentially other indications.

Lirentelimab has completed an open label Phase 2a clinical trial including patients with chronic spontaneous urticaria and patients with omalizumab refractory urticaria. Chronic spontaneous urticaria is a debilitating skin condition characterized by frequent and unpredictable eruption of hives, severe itching and swelling. Based on the promising symptom improvements reported in the Phase 2a study we initiated a randomized, double-blind, placebo-controlled Phase 2b trial of subcutaneous (“SC”) lirentelimab in patients with chronic spontaneous urticaria.

Lirentelimab has also completed clinical studies in severe allergic conjunctivitis, indolent systemic mastocytosis, eosinophilic gastritis (“EG”) and/or eosinophilic duodenitis (“EoD”), and eosinophilic esophagitis (“EoE”). Based on promising observations in these studies in patients with comorbid atopic dermatitis, we initiated a randomized, double-blind, placebo-controlled Phase 2 clinical trial of SC lirentelimab in adult patients with moderate-to-severe atopic dermatitis. Atopic dermatitis is a chronic pruritic inflammatory condition that is characterized by dry, red, itchy patches of skin.

In addition to our clinical development efforts with lirentelimab, we also have a robust preclinical research effort directed at generating antibodies to novel immunomodulatory receptors. The most advanced of these are AK006 and AK007. AK006 targets Siglec-6, an inhibitory receptor expressed selectively on mast cells. Binding of AK006 to Siglec-6 activates the native inhibitory function of the receptor which in turn reduces mast cell activation. In preclinical studies, AK006 inhibited multiple modes of mast cell activation, including targeting IgE, IL-33, KIT, C5a, and MRGPRX2, resulting in the deep suppression of mast cell activation. In addition to mast cell inhibition, AK006 reduced human tissue mast cells via antibody-dependent cellular phagocytosis (ADCP). AK006 appears to have the potential to provide broader and deeper mast cell inhibition than lirentelimab and, in addition to its inhibitory activity, reduce mast cell numbers. We plan to begin human studies with AK006 in the first half of 2023 in healthy volunteers and subsequently in patients with mast cell driven diseases.

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

To date, we have not had any products approved for sale and have not generated any revenue nor been profitable. Further, we do not expect to generate revenue from product sales until such time, if ever, that we are able to successfully complete the development and obtain marketing approval for one of our product candidates. We will continue to require additional capital to develop our product candidates and fund operations for the foreseeable future. We have incurred significant operating losses to date and expect to incur significant operating losses for the foreseeable future. Our net losses were $42.4 million and $197.0 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, we had an accumulated deficit of $975.2 million.

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

As of March 31, 2023, we had cash, cash equivalents and marketable securities of $252.6 million, which we believe will be sufficient to fund our planned operations for at least the next 12 months from the issuance of our financial statements.

Vendor Termination Agreement

Approximately $231.2 million of noncancellable purchase obligations as of December 31, 2021, related to various manufacturing services agreements with Lonza AG or affiliates (such agreements, the “MSAs”). On February 14, 2022 (the “Effective Date”), we entered into the Termination Agreement with Lonza AG regarding all outstanding MSAs. Lonza AG will continue to provide certain services to us, including completion of cGMP batches that were then already underway and subsequently completed by the third quarter of 2022 and will continue to provide certain other specified services to assist with the transition post-termination. The Termination Agreement provides that we pay 126 million Swiss Francs, approximately USD $136.5 million (the “Termination Amount”) to Lonza AG, as a result of such termination. In accordance with the terms of the Termination, we paid 95% of the Termination Amount (approximately USD $130 million) during the first quarter of 2022. The remaining 5% (approximately USD $6.5 million) was paid during the third quarter of 2022. The Termination Agreement contains mutual releases by all parties thereto, for all claims known and unknown, relating and arising out of, or connected with, the MSAs and the subject matter(s) thereof, subject to certain exceptions.

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

In addition, the Board determined that it was in the best interests of us and our stockholders to put in place arrangements designed to promote the continued dedication and commitment of those employees, including executives, determined to be key to the planned go-forward operations. The Board approved, and management implemented, a retention program for employees remaining which included cash retention bonuses totaling $3.1 million for certain retained employees and grants of RSUs totaling 8.2 million awards in aggregate to all employees. Half of these RSUs are time-based RSUs with four-year vesting and half are performance-based with full vesting occurring only if we achieve all primary endpoints in any of our Phase 2/3 clinical studies other than the Phase 3 Eosinophilic Duodenitis study that completed in the third quarter of 2022. The cash retention bonuses are required to be repaid in full if the employee leaves prior to December 31, 2023. As a result, these cash retention bonuses are being amortized over the requisite service period with $1.0 million remaining in prepaid expenses and other current assets as of March 31, 2023.

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

We did not incur any milestone expense for the three months ended March 31, 2023 and 2022. As of March 31, 2023, we have not incurred any royalty liabilities related to our license agreements, as product sales have not yet commenced.

Exclusive License Agreement with The Johns Hopkins University

In December 2013, we entered into a license agreement with JHU for a worldwide exclusive license to develop, use, manufacture and commercialize covered product candidates including lirentelimab, which was amended in September 2016. Under the terms of the agreement, we have made upfront and milestone payments of $0.7 million through March 31, 2023. We may be required to make aggregate additional milestone payments of up to $1.8 million. We also issued 88,887 shares of common stock as consideration under the JHU license agreement. In addition to milestone payments, we are also subject to low single-digit royalties to JHU based on future net sales of each licensed therapeutic product candidate by us and our affiliates and sublicensees, with up to a low six-digit dollar minimum annual royalty payment.

Non-exclusive License Agreement with BioWa Inc. and Lonza Sales AG

In October 2013, we entered into a tripartite agreement with BioWa and Lonza Sales for the non-exclusive worldwide license to develop and commercialize product candidates including lirentelimab that are manufactured using a technology jointly developed and owned by BioWa and Lonza Sales. Under the terms of the agreement, we have made milestone payments of $3.4 million through March 31, 2023 and we may be required to make aggregate additional milestone payments of up to $38.0 million. In addition to milestone payments, we are also subject to minimum annual commercial license fees of $40,000 per year to BioWa until such time as BioWa receives royalty payments, as well as low single-digit royalties to BioWa and to Lonza Sales. Royalties are based on future net sales by us and our affiliates and sublicensees.

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

On an ongoing basis, we evaluate our judgments and estimates in light of changes in circumstances, facts and experience. During the three months ended March 31, 2023, there were no other changes to our critical accounting policies and estimates as disclosed in our 2022 Annual Report on Form 10-K.

Recent Accounting Pronouncements

See Note 2 to our unaudited financial statements for recently issued accounting pronouncements, including the respective effective dates of adoption and effects on our results of operations and financial condition.

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended March 31,
	2023	2022
Operating expenses
Research and development	$33,078	$176,807
General and administrative	11,968	18,844
Total operating expenses	45,046	195,651
Loss from operations	(45,046)	(195,651)
Interest income	2,678	83
Other expense, net	(36)	(1,455)
Net loss	(42,404)	(197,023)
Unrealized gain (loss) on investments	296	(316)
Comprehensive loss	$(42,108)	$(197,339)

Research and Development Expenses

Research and development expenses were $33.1 million for the three months ended March 31, 2023 compared to $176.8 million for the three months ended March 31, 2022, a decrease of $143.7 million. The first quarter of 2022 research and development expenses included a $130.5 million charge related to the Lonza Termination agreement and $4.6 million of costs as a result of the Reorganization Plan. The remaining decrease in research and development expenses as compared to the prior year first quarter of $8.6 million is primarily attributed to decreases in contract research and development costs and clinical costs primarily relating to lirentelimab (AK002).

General and Administrative Expenses

General and administrative expenses were $12.0 million for the three months ended March 31, 2023 compared to $18.8 million for the three months ended March 31, 2022, a decrease of $6.9 million. The first quarter of 2022 general and administrative expenses included $4.3 million of costs as a result of the Reorganization Plan. The remaining decrease in general and administrative expenses from the prior year first quarter was primarily due to decreases in stock-based compensation expense and other general and administrative expenses.

Interest Income

Interest income was $2.7 million and $0.1 million for the three months ended March 31, 2023 and 2022, respectively, with the increase attributed primarily to higher interest rates from investments.

Other Expense, Net

Other expense, net was $0.0 million for the three months ended March 31, 2023 compared to $1.5 million net expense for the three months ended March 31, 2022, with the change primarily attributed to changes in foreign exchange gains and losses.

Net Loss

Net loss was $42.4 million for the three months ended March 31, 2023 compared to net loss of $197.0 million for the three months ended March 31, 2022. Total stock-based compensation and depreciation expense for the three months ended March 31, 2023 and 2022 was $12.2 million and $13.5 million, respectively. Net loss for the three months ended March 31, 2022 included approximately $139.4 million of expenses related to the Lonza Termination Agreement and the Reorganization Plan.

Liquidity and Capital Resources

Sources of Liquidity

As of March 31, 2023, we had cash, cash equivalents and investments of $252.6 million. Based on our existing business plan, we believe that our current cash, cash equivalents and investments will be sufficient to fund our anticipated level of operations through at least the next 12 months from the issuance of our financial statements.

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

During the three months ended March 31, 2023, we sold 0.1 million shares of our common stock at an average price of $7.20 per share through our ATM Offering, resulting in proceeds of $1.0 million net of commissions. Under our current ATM Offering program, $74 million of common stock remain available for future sales as of March 31, 2023; however, we are not obligated to make any sales under this program.

Summary Cash Flows

Comparison of the three months ended March 31, 2023 and 2022

The following table summarizes the primary sources and uses of our cash, cash equivalents, and restricted cash for the periods indicated (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash used in operating activities	$(30,139)	$(174,287)
Net cash provided by investing activities	35,318	57,412
Net cash provided by financing activities	1,458	347
Net decrease in cash, cash equivalents and restricted cash	$6,637	$(116,528)

Cash Used in Operating Activities

Net cash used in operating activities was $30.1 million for the three months ended March 31, 2023, which was primarily attributable to our net loss of $42.4 million adjusted for net noncash charges of $11.2 million and net changes in operating assets and liabilities of $1.1 million. Noncash charges included approximately $10.7 million in stock-based compensation expense, $1.5 million in depreciation and amortization expense, $1.5 million in amortization of premiums and discounts on investments and $0.5 million in noncash lease expense.

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

Cash Provided by Investing Activities

Net cash provided by investing activities was $35.3 million for the three months ended March 31, 2023, which consisted of $85.0 million in proceeds from maturities of investments, partially offset by $49.4 million for the purchases of investments and $0.3 million for the purchases of property and equipment.

Net cash provided by investing activities was $57.4 million for the three months ended March 31, 2022, which consisted of $60.0 million in proceeds from maturities of marketable securities and $20.0 million in proceeds from sales of marketable securities, partially offset by $20.0 million for the purchases of marketable securities and $2.6 million for the purchases of property and equipment.

Cash Provided by Financing Activities

Net cash provided by financing activities was $1.5 million for the three months ended March 31, 2023, which consisted of $1.0 million in net proceeds from the issuance of common stock in connection with the ATM Offering and $0.5 million in proceeds received from employees for the purchase of common stock through the 2018 ESPP and for the exercise of stock options.

Net cash provided by financing activities was $0.3 million for the three months ended March 31, 2022 primarily related to proceeds of $0.1 million received employees for the exercise of stock options and $0.2 million received from employees for the purchase of common stock through the 2018 ESPP.

Funding Requirements

As of March 31, 2023, we had cash, cash equivalents and investments, excluding restricted cash, of $252.6 million, which we believe will be sufficient to fund our planned operations for at least the next 12 months from the issuance date of our unaudited interim financial statements included elsewhere in this Quarterly Report on Form 10-Q. We will continue to require additional capital to develop our product candidates, achieve commercial approval and fund operations for the foreseeable future. We intend to seek and have sought to raise funding from time to time through private or public equity or debt financings, or other sources such as strategic collaborations. Adequate additional funding may not be available to us on acceptable terms or at all. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies.

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

As a smaller reporting company, the Company is not required to provide this disclosure.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. As of March 31, 2023, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Many of our employees, including some of those responsible for financial reporting, work remotely a significant amount of time. As part of our Company’s transition to a hybrid/remote workforce, we took precautionary actions to re-evaluate our financial reporting process to provide assurance that we could report our financial results accurately and timely. We will continue to monitor and assess new potential impacts of having hybrid/remote workforce on the design and operating effectiveness of our internal controls going forward.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in litigation or other legal proceedings. We are not currently a party to any litigation or legal proceedings that are likely to have a material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

Item 1A. Risk Factors.

Except as set forth below, our risk factors have not materially changed from those previously disclosed in Part 1, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022.

We have incurred significant net losses since inception and we expect to continue to incur significant net losses for the foreseeable future.

We have incurred net losses in each reporting period since our inception, have not generated any revenue to date and have financed our operations principally through the sale and issuance of common stock and preferred stock. Our net losses were $320.0 million for the year ended December 31, 2022 and $42.4 million for the three months ended March 31, 2023. As of March 31, 2023, we had an accumulated deficit of $975.2 million. We have devoted substantially all of our resources and efforts to research and development. One of our lead compounds, lirentelimab, is in clinical development, and our other product candidates are in preclinical development. As a result, we expect that it will be several years, if ever, before we generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to develop and market additional potential products.

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

As of March 31, 2023, we had $252.6 million in cash, cash equivalents and investments. We filed: (i) on August 4, 2022, a prospectus supplement to such shelf registration statement that covers the offering, issuance and sale of up to $75.0 million of our common stock from time to time through an “at-the-market” program under the Securities Act of 1933 and (ii) on September 19, 2022, a prospectus supplement to our shelf registration statement on Form S-3 (File No. 333-265085) that covered the offering, issuance and sale of 29,882,000 shares of our common stock, at a public offering price of $5.02 per share. We received aggregate net proceeds of $140.6 million, after deducting the underwriting commissions and offering expenses from the September 19, 2022 follow-on offering and as of March 31, 2023 received aggregate net proceeds of $1.0 million under the “at-the-market” program. We believe that our existing cash, cash equivalents and investments will enable us to fund our operating expenses and capital expenditure requirements through at least the next 12 months. Our estimate as to how long we expect our existing cash, cash equivalents and investments to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable

Item 3. Defaults Upon Senior Securities.

Not applicable

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

None

Item 6. Exhibits.

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Number	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-38582	3.1	7/24/2018

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-38582	3.2	7/24/2018

10.1*	First Amendment to Lease Agreement between the Registrant and ARE-San Francisco No. 63, LLC, dated November 15, 2022.

10.2*	Second Amendment to Lease Agreement between the Registrant and ARE-San Francisco No. 63, LLC, dated March 27, 2023.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, has been formatted in Inline XBRL.

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Allakos Inc.

Date: May 9, 2023	By:	/s/ Robert Alexander
Robert Alexander, Ph.D.
Chief Executive Officer and Director (Principal Executive Officer)

Date: May 9, 2023	By:	/s/ H. Baird Radford, III
H. Baird Radford, III
Chief Financial Officer (Principal Financial and Accounting Officer)