Form 10-K
period 2023-12-31
Allakos Inc.
filed 2024-03-14
CIK 1564824

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the common stock held by non-affiliates of the Registrant based on the closing price of the Registrant’s Common Stock on the Nasdaq Global Select Market as of June 30, 2023 was $287.5 million.

The number of shares of Registrant’s Common Stock outstanding as of February 29, 2024 was 87,873,995.

Portions of the Registrant’s Definitive Proxy Statement relating to the registrant’s 2024 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s 2023 fiscal year ended December 31, 2023.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or Annual Report, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this Annual Report, including statements regarding our future results of operations and financial position, business strategy, development plans, ongoing and planned future preclinical studies and clinical trials, future results of ongoing and planned clinical trials, expected research and development costs, regulatory strategy, timing and likelihood of success, as well as plans and objectives of management for future operations, are forward-looking statements. In some cases, investors can identify forward-looking statements by terms such as “may,” “will,” “should,” “would,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Annual Report include, but are not limited to, statements about:

•
our plans to develop, manufacture and commercialize AK006 and our other product candidates, including our targeted clinical indications, intellectual property strategy, sales and marketing objectives and infrastructure capabilities;
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
•
the beneficial characteristics, safety, efficacy and therapeutic effects of AK006 or our other product candidates;
•
the timing or likelihood of regulatory filings and approvals, including our expectation to seek special designations, such as orphan drug designation, for AK006 or our other product candidates for various diseases;
•
our ability to obtain and maintain regulatory approval of AK006 or our other product candidates;
•
our continued reliance on third-parties to manufacture our product candidates and conduct additional clinical trials of AK006;
•
our ability to obtain, maintain, or negotiate favorable terms of any collaboration, partnership, licensing or other arrangements that may be necessary or desirable to develop, manufacture or commercialize AK006 and our other product candidates;
•
our intentions with respect to future sales and marketing plans;
•
the total reduction in force related to our 2024 Reorganization Plan;
•
the need to hire additional personnel and our ability to attract and retain such personnel;
•
the need for additional financing, and our ability to obtain such financing on terms that are favorable to the Company and its stockholders;
•
our expectations regarding financial performance, including revenues, expenses and net losses, and impacts from our reorganization plans and manufacturing development efforts of the foregoing;
•
the sufficiency of our existing cash, cash equivalents and marketable securities to fund our future operating expenses and capital expenditure requirements;
•
the costs associated with being a public company; and
•
our anticipated uses of our existing cash, cash equivalents and marketable securities.

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

PART I

Item 1. Business.

Overview

We are a clinical stage biotechnology company developing therapeutics which target immunomodulatory receptors present on immune effector cells involved in allergic, inflammatory and proliferative diseases. Activating inhibitory receptors allows us to directly target cells involved in disease pathogenesis and, in the setting of allergy and inflammation, has the potential to result in broad inhibition of inflammatory cells. In the setting of proliferative diseases, blocking the inhibitory function of the receptors could restore the immune cells’ ability to identify and kill proliferative cells. Our most advanced product candidate, AK006, is currently in a Phase 1 clinical trial.

AK006 targets Siglec-6, an inhibitory receptor expressed selectively on mast cells, a type of white blood cell that is widely distributed in the body and plays a central role in the inflammatory response. Binding of AK006 to Siglec-6 is designed to activate the native inhibitory function of the receptor which in turn reduces mast cell activation. In preclinical studies, AK006 inhibited multiple modes of mast cell activation, including immunoglobulin E (“IgE”), interleukin-33 (“IL-33”), tyrosine kinase receptor (“KIT”), complement component 5a (“C5a”), and mass-related G protein-coupled receptor-X2 (“MRGPR-X2”), resulting in the deep suppression of mast cell activation. In addition to mast cell inhibition, AK006 reduced human tissue mast cells via antibody-dependent cellular phagocytosis (“ADCP”) in the presence of activated macrophages.

CSU is an inflammatory skin disease believed to be caused by the inappropriate activation of mast cells via IgE-dependent and IgE-independent pathways in the skin. Symptoms of CSU include frequent and unpredictable eruption of hives, severe itching and swelling. First-line treatment consists of H1 antihistamine medication; however, a significant number of patients do not receive adequate benefit from such medication even at up to four times the labeled dose. In the United States, it is estimated that there are approximately 800,000 adults with moderate-to-severe CSU whose disease is refractory to antihistamines. There is only one FDA approved therapy for patients who are refractory to antihistamines, omalizumab, which binds IgE. Because AK006 inhibits both IgE-dependent and IgE-independent modes of mast cell activation, it has the potential to treat a broad CSU population or show greater symptom improvement.

In the third quarter of 2023, we began dosing healthy volunteers in a randomized, double-blind, placebo-controlled Phase 1 study of AK006. The Phase 1 study of AK006 consists of single ascending dose (“SAD”) and multiple ascending dose (“MAD”) cohorts in healthy volunteers, as well as well as a cohort in patients with CSU who will be administered AK006 via intravenous infusion. AK006 has been well-tolerated to date and has completed the SAD portion of the study. We expect to report SAD and MAD safety, pharmacokinetics (“PK”) and pharmacodynamic (“PD”) results in the second quarter of 2024.

As part of the Phase 1 study, we plan to collect skin biopsies from healthy volunteers dosed with AK006 which will allow us to determine the amount of AK006 that is bound to the Siglec-6 receptor on skin mast cells (also known as the receptor occupancy). Given that CSU is believed to be caused by inappropriately activated skin mast cells, this information will allow us to assess AK006’s ability to reach the pathogenic cell type in the target tissue and to determine whether AK006 is achieving receptor occupancy levels consistent with the levels required for inhibition in preclinical studies. Following the SAD and MAD portions of the Phase 1 AK006 study in healthy volunteers, we plan to initiate a randomized, double-blind, placebo-controlled cohort of patients with CSU. We expect data from the CSU cohort to be available at year end 2024.

We have also developed a formulation of AK006 for subcutaneous (“SC”) administration. As part of the Phase 1 study, we are administering SC AK006 to a cohort of healthy volunteers. We expect to report SC AK006 safety, PK, and PD data, including bioavailability as well as Siglec-6 receptor occupancy in skin biopsy samples, during the third quarter of 2024. Pending positive data from the SC cohort, we plan to use the SC formulation in subsequent AK006 clinical trials.

We had also been developing lirentelimab (AK002) and, in conjunction with the Phase 2 lirentelimab results in atopic dermatitis and chronic spontaneous urticaria, we announced in January 2024 that we no longer plan to pursue further development of lirentelimab. Accordingly, we implemented a reorganization plan to reduce operating costs and better align our workforce with our current clinical development plans focusing on AK006 (the “2024

Reorganization Plan”). Lirentelimab had been administered in more than 1,000 patients, with approximately 500 patients exposed for six months or more. Lirentelimab had generally been well tolerated with no long-term safety findings to date.

Understanding the Foundation of Our Approach

Background on Mast Cells and Siglec-6

Mast cells are involved in many inflammatory conditions and therefore represent attractive drug targets. Mast cells can respond to signals from allergens, tissues, bacteria, viruses and also cells of the innate and adaptive immune system. In response, they release a large variety of mediators which can result in tissue damage, fibrosis and the recruitment and activation of other innate and adaptive immune cells. The ability to respond to signals from multiple cell types and the diverse array of mediators that they produce place mast cells in the center of multiple aspects of the inflammatory response.

Mast cells reside within tissues and all vascularized organs, often located in close proximity to blood vessels, nerves and lymphatics. Sites include the dermis, gut mucosa and submucosa, conjunctiva and pulmonary alveoli and airways. As a result of their widespread location and potent inflammatory activity, mast cells have been identified as key drivers in a number of severe diseases of the gastrointestinal tract, eyes, skin and lungs as well as diseases which affect multiple organ systems.

Mast cells produce a broad range of inflammatory mediators including vasoactive amines, bioactive lipids, proteases, cytokines and chemokines and express many immunologically important cell surface receptors. As a result, mast cells are involved in both innate and adaptive immune responses and participate in both acute and chronic inflammation. Because of the inflammatory mediators they release and their ability to recruit and activate other immune cells through expression of chemokines and cytokines, mast cells are believed to drive symptoms in a number of diseases.

Agents targeting mast cell receptors or secretion products have shown utility in the treatment of a number of diseases including chronic urticaria, atopic dermatitis, severe asthma, chronic rhinosinusitis, eosinophilic gastrointestinal diseases, and indolent systemic mastocytosis, highlighting the pathogenic roles of mast cells.

Siglec-6 is an inhibitory receptor that our research shows is selectively expressed on mast cells. Because Siglec-6 is expressed in high abundance on mast cells, it presents a novel way to selectively target this important immune cell. As an inhibitory receptor, the natural function of Siglec-6 is to counteract activating signals within mast cells that lead to an inflammatory response. As a result, agonist antibodies that target Siglec-6, such as AK006, have the potential to inhibit multiple modes of mast cell activation and to reduce the secretion of the broad range of inflammatory mediators secreted by mast cells. By targeting Siglec-6, we are seeking to produce drugs with advantages over agents that target a single mast cell secretion product or activation pathway.

Mast cells are Effector Cells That are Central to Initiating and Maintaining Inflammatory Responses

Mast cells respond to a variety of activating signals including those from cell-cell contact, allergens bound to IgE, neuropeptides (such as Substance P), cytokines including IL-33, thymic stromal lymphopoietin (“TSLP”), IL-4 and IL-13 and viruses through Toll-Like Receptors. In response to these and other activating signals, mast cells produce a broad range of inflammatory mediators that cause tissue damage and contribute to acute and chronic inflammation. These mediators include vasoactive amines, bioactive lipids, proteases, chemokines and cytokines. The mediators, their functions and their contribution to disease pathogenesis are described in more detail below.

•
Mast cells play an important role in inflammation as the main producer of histamine. Histamine causes vasodilation and produces intense itching. It is believed to contribute to increased gastrointestinal peristalsis (diarrhea), the skin symptoms of urticaria and ISM, the diffuse vasodilation of anaphylaxis and bronchospasm in asthma.
•
Proteases secreted from mast cells are the key cause of tissue damage and contribute to tissue fibrosis. Mast cell secretions are toxic to surrounding cells and break down tissues, resulting in fibrosis and tissue remodeling.
•
Mast cells drive inflammation by signaling to other cells of the immune system. Mast cells release lipid mediators and a large variety of cytokines including TNFa, IL-1, IL-3, IL-4, IL-5, IL-6, IL-8, IL-9,

IL-13, MCP-1, CCL2, CCL3, CCL5, CCL17, TGFa, TGFb and granulocyte-macrophage colony stimulating factor, that attract and activate cells of the innate and adaptive immune system, such as neutrophils, monocytes, macrophages, basophils, B-cells, T-cells and dendritic cells, as well as other mast cells and eosinophils.

Figure 1. Mast Cell Functions

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

Due to their ability to respond to signals from multiple cell types and elicit responses from others, mast cells mediate the immediate hypersensitivity and late phase responses responsible for allergies and many innate and adaptive immune responses.

Siglec-6 is an Attractive Target for Mast Cell Driven Diseases

Siglec-6 (sialic acid immunoglobulin-like lectin 6) is a constitutively expressed inhibitory receptor that is found on the surface of mature mast cells. The physiological function of Siglec-6 is to provide an inhibitory signal to mast cells thereby reducing or preventing mast cell activation. Siglec-6 exerts these effects through an intracellular immunoreceptor tyrosine-based inhibitory motif (“ITIM”).

ITIM bearing receptors antagonize activating receptors and consequently have important roles in regulating the immune system. The inhibitory function is derived from the ability of the ITIMs to recruit SH2 domain-containing phosphatases which work to oppose activating signals driven by kinase signaling cascades. Disrupting kinase signaling cascades has been a successful strategy for treating inflammatory diseases as evidenced by approved drugs which target JAK, KIT, BTK, SYK, and others. However, often these kinase signaling pathways are active in multiple cell types, which can result in unintended side effects when disrupted. In contrast, targeting the ITIM signaling cascade (via Siglec-6) has the potential to counteract a broad array of activating signals, including IgE, IL-33, MRGPR-X2, and KIT, which could allow for the treatment of multiple mast cell-driven diseases.

Figure 2. AK006 Triggers Potent Inhibition of Mast Cells

AK006 Binds to Siglec-6

AK006 was designed to take advantage of the selective expression pattern and inhibitory function of Siglec-6, an inhibitory receptor found on mast cells. AK006 is a humanized IgG1 monoclonal antibody which activates the inhibitory receptor Siglec-6. AK006 is directed to an extracellular epitope of the Siglec-6 receptor that was identified for its ability to generate strong inhibitory signals to mast cells. Furthermore, AK006 was engineered to have higher cell surface residence time which may increase mast cell inhibition. In preclinical studies, AK006 inhibited multiple modes of mast cell activation, including IgE, IL-33, KIT, C5a, and MRGPR-X2, resulting in the broad suppression of inflammation. In addition to mast cell inhibition, AK006 reduced human tissue mast cells via ADCP phagocytosis in the presence of activated macrophages.

Our Strategy

AK006 has shown activity in preclinical studies including a broad array of animal disease models of mast cell diseases. We have prioritized our AK006 development efforts based on our assessment of the probability of clinical and regulatory success, unmet medical need and potential market opportunity. We have assembled a team with a proven track record and deep experience in antibody discovery and in clinical development, operations and finance.

The key elements of our strategy are to:

•
Evaluate AK006 in healthy volunteers. AK006 is currently being evaluated in a Phase 1 SAD and MAD study in healthy volunteers. The study is designed to assess safety, PK and PD of AK006. As part of the phase 1 study, we plan to collect skin biopsies from healthy volunteers dosed with AK006 which will allow us to look at the amount of AK006 that is bound to the Siglec-6 receptor on skin mast cells (also known as the receptor occupancy). Given that CSU is believed to be caused by inappropriately activated skin mast cells, this information will allow us to assess AK006’s ability to reach the pathogenic cell type in the target tissue and to determine whether AK006 is achieving receptor occupancy levels consistent with the levels required for inhibition in preclinical studies. We expect to report data from the Phase 1 SAD and MAD portions of the study in the second quarter of 2024.
•
Obtain Proof of Concept (“POC”) with AK006 in CSU and other mast cell driven conditions. Allakos plans to test AK006 in a randomized, double-blind, placebo-controlled cohort of patients with chronic spontaneous urticaria (“CSU”). We expect data from the CSU cohort to be available at year end 2024. Chronic spontaneous urticaria is an inflammatory skin disease believed to be caused by the inappropriate activation of mast cells in the skin. We believe there is a need for additional treatments for patients with CSU that are refractory to antihistamines. In addition, in 2024 we plan to initiate a clinical study with AK006 in an additional mast cell driven condition.
•
Develop Subcutaneous formulation of AK006. We have also developed a formulation of AK006 for SC administration. As part of the Phase 1 study, we are administering SC AK006 to a cohort of healthy volunteers. We expect to report SC AK006 safety, PK, and PD data, including bioavailability as well as Siglec-6 receptor occupancy in skin biopsy samples, during the third quarter of 2024. Pending positive data from the SC cohort, Allakos plans to use the SC formulation in subsequent AK006 clinical development.
•
Build therapeutic pipeline. Our research is focused on immunomodulatory receptors present on immune effector cells involved in allergic, inflammatory and proliferative diseases. Activating these immunomodulatory receptors allows us to directly target cells involved in disease pathogenesis and, in the setting of allergy and inflammation, has the potential to result in broad inhibition of inflammatory cells. In the setting of proliferative diseases, blocking the inhibitory the function of the receptors could restore the immune cells’ ability to identify and kill proliferative cells. Following this approach, we have developed AK006 and have research programs directed at other immunomodulatory targets.

AK006 Clinical Development

We are developing AK006 for the treatment of CSU and potentially other indications. AK006 has completed extensive preclinical testing and, in these studies, we have demonstrated that binding of AK006 to Siglec-6 inhibits multiple modes of mast cell activation, including IgE, IL-33, KIT, C5a, and MRGPR-X2, resulting in the deep suppression of mast cell activation. In addition to mast cell inhibition, AK006 reduced human tissue mast cells via ADCP in the presence of activated macrophages. AK006 is currently being evaluated in a Phase 1 study in healthy volunteers and we plan to initiate a Phase 1 cohort in patients with CSU.

In the third quarter of 2023, we began dosing healthy volunteers in a randomized, double-blind, placebo-controlled Phase 1 study of AK006. The Phase 1 study of AK006 consists of SAD and MAD cohorts in healthy volunteers as well as a cohort in patients with CSU who will be administered AK006 via intravenous infusion. We expect to report SAD and MAD safety, PK and PD results in the second quarter of 2024. Additional key measurements include Siglec-6 receptor occupancy data in skin biopsies. Following the SAD and MAD portions of the Phase 1 AK006 study in healthy volunteers, we plan to initiate a randomized, double-blind, placebo-controlled cohort of patients with CSU. We expect data from the CSU cohort to be available at year end 2024.

Allakos has also developed a formulation of AK006 for SC administration. As part of the randomized, double-blind, placebo-controlled Phase 1 study, we initiated a cohort in healthy volunteers who will be administered AK006 via SC formulation. We expect to report SC AK006 safety, PK, and PD results, including bioavailability as well as Siglec-6 receptor occupancy in skin biopsy samples, during the third quarter of 2024. Pending success in the SC cohort, we plan to use the SC formulation in all subsequent AK006 clinical development.

Figure 3. AK006 Phase 1 Study Design

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

Urticaria symptoms are caused by the inappropriate activation of mast cells via IgE-dependent and IgE-independent pathways in the skin. IgE-dependent mast cell activation has been identified as a pathogenic driver of urticaria and agents which target this pathway have demonstrated therapeutic activity. More recently, mast cell activation through MRGPR-X2, an IgE independent mast cell activation pathway, has been implicated in urticaria disease pathogenesis. In urticaria, agents that target both IgE-dependent and IgE-independent modes of mast cell activation have the potential to work in a broader patient population or show greater symptom improvement.

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

In the United States, it is estimated that there are approximately 800,000 adults with moderate-to-severe CSU whose disease is refractory to antihistamines. There is only one FDA approved therapy, omalizumab, with low (<10%) usage for these patients.

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

AK006 Preclinical Data

AK006 targets Siglec-6, an inhibitory receptor expressed selectively on mast cells. Binding of AK006 to Siglec-6 activates the native inhibitory function of the receptor which in turn reduces mast cell activation. In preclinical studies, AK006 inhibited multiple modes of mast cell activation, including IgE, IL-33, KIT, C5a, and MRGPR-X2, resulting in the broad suppression of inflammation. In addition to mast cell inhibition, AK006 reduced human tissue mast cells via ADCP. AK006 appears to have the potential to provide deeper mast cell inhibition than lirentelimab and, in addition to its inhibitory activity, to reduce mast cell numbers.

AK006 induces potent IgE mast cell inhibition in ex vivo human tissue

Activation of skin mast cells through the IgE receptor has been identified as contributing to the pathogenesis of CSU and other mast cell driven conditions. To evaluate AK006’s ability to inhibit IgE activation of mast cells, we developed an IgE-mediated mast cell activation assay in human tissue. In this assay, mast cells are activated via high affinity IgE receptor, FceRI, using an agonistic anti-FceRI antibody and mast cell activation is evaluated by examining CD63 expression using flow cytometry. CD63 is an activation marker found on mast cell granules, high levels indicate that mast cells are actively degranulating. AK006 was able to provide near complete levels of inhibition in this preclinical experiment.

Figure 4. IgE-Mediated Mast Cell Activation in Human Tissue

AK006 inhibits systemic anaphylaxis in vivo

AK006 has been shown to inhibit mast cell activation in vivo using a systemic anaphylaxis mouse model. Administration of an anti-FceRI antibody, to activate mast cells, induces systemic anaphylaxis in humanized mice. AK006 + anti-FceRI treated mice demonstrated inhibition of an anaphylactic response compared to isotype control + anti-FceRI treated mice that experienced an anaphylactic response. Moreover, AK006 treated mice displayed reduced levels of mast cell-derived mediators, including active tryptase, chymase and histamine. The data suggest that AK006 can inhibit IgE activation of mast cells in vivo as well as in vitro.

Figure 5. AK006 Protects Against Systemic Anaphylaxis in Humanized Mice

AK006 reduces MRGPR-X2 activation in skin inflammation model

AK006 has also been shown to inhibit MRGPR-X2 activation of mast cells in vivo. In a MRGPR-X2-mediated skin inflammation model, Siglec-6 transgenic mice or Siglec-8 transgenic mice were dosed with AK006, lirentelimab or an isotype. Mice were then injected intradermally with a substance (LL37) that activates MRGPR-X2, twice a day, for two days. This MRGPR-X2-mediated mast cell activation in mice induced erythema, as well as monocyte, and eosinophil infiltration. This data further demonstrates that treatment with AK006, but not lirentelimab, significantly reduces MRGPR-X2-mediated skin inflammation.

Figure 6. AK006 Reduces MRGPR-X2-Induced Skin Inflammation

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

Figure 7. KIT-Mediated Mast Cell Activation and Inflammation in Siglec-6 Transgenic Mice

AK006 reduces mast cells in ex vivo human tissue

In human tissue processed into single cell suspensions and cultured overnight with or without human macrophages activated with IFNg, AK006 significantly reduced the number of human tissue mast cells in the presence of activated macrophages relative to an isotype control mAb (“ISO”). This data suggests AK006 has unique activity that reduces mast cells via ADCP in the presence of activated effector cells, such as macrophages.

Figure 8. Mast Cell Numbers in Ex Vivo Cultured Human Tissue

The above data suggests that AK006 selectively targets mast cells and has the potential to induce broad inhibition of mast cell activation and reduce mast cell numbers. This profile could give AK006 increased therapeutic activity while potentially avoiding toxicities associated with less selective mast cell targeting drugs.

AK006 is currently being evaluated in a Phase 1 study in healthy volunteers and we plan to initiate a Phase 1 cohort in patients with CSU. We expect data from the CSU cohort to be available at year end 2024.

Pipeline Programs

We are developing additional antibodies targeting novel inhibitory receptors expressed on key disease-driving immune cells. These antibodies have demonstrated in vitro and in vivo activity in murine models and are being evaluated for further development.

Prior Clinical Programs with Lirentelimab

Lirentelimab has been administered to more than 1,000 patients, and approximately 500 patients have been exposed for six months or more. Lirentelimab has generally been well-tolerated in each of our clinical trials and has consistently demonstrated high levels of eosinophil depletion in blood and tissue. Lirentelimab showed activity in open label clinical studies in chronic urticaria, severe allergic conjunctivitis and indolent systemic mastocytosis. Moreover, the Phase 2 EG and/or EoD study with lirentelimab (ENIGMA 1) met all prespecified primary and secondary endpoints when compared to placebo and results were published in The New England Journal of Medicine. The ENIGMA 2, KRYPTOS and EoDyssey studies each met the histologic co-primary endpoint of those studies but did not meet the symptomatic co-primary endpoint when compared to placebo. More recently, the ATLAS and MAVERICK studies did not meet their primary endpoints. Due to the negative results in the recent clinical studies, we have halted lirentelimab development efforts.

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

We are not aware of any other company or organization that is conducting clinical trials of a product candidate that specifically targets Siglec-6. The competition we may face with respect to each of the indications we are targeting with AK006 includes:

•
Chronic Spontaneous Urticaria - Xolair (Roche and Novartis) is the only drug currently approved by the FDA for the treatment of CSU. Companies conducting studies in chronic spontaneous urticaria include: Novartis (remibrutinib), Sanofi (rilzabrutinib), Regeneron (dupilumab), and Celldex (barzolvolimab).

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

We do not currently have the infrastructure or internal capability to manufacture our product candidates for use in clinical development and commercialization, and we currently have no plans to establish any manufacturing facilities. We rely, and expect to continue to rely, on third-party manufacturers for the production, packaging, labeling, storage, and distribution of our product candidates for preclinical testing and in compliance with cGMP requirements for clinical trials under our guidance. In the case of AK006, to date we have relied on a single third-party manufacturer and we are currently in the process of developing alternative manufacturing capabilities. We expect to continue to rely on third-party manufacturers for the commercial supply of any of our product candidates if any of our product candidates obtain marketing approval. We have personnel with significant technical, manufacturing, analytical, quality, regulatory, cGMP and project management experience to oversee our third-party manufacturers and to manage manufacturing and quality data and information for regulatory compliance purposes.

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
•
submission to the FDA of an IND application, which must become effective before human clinical trials may begin;
•
approval by an independent institutional review board (“IRB”), or ethics committee at each clinical trial site before each trial may be initiated;
•
performance of multiple adequate and well-controlled human clinical trials in accordance with applicable IND regulations, good clinical practice (“GCP”), requirements and other clinical trial-related regulations to establish the safety and efficacy of the investigational product for each proposed indication;
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

Preclinical Studies and IND

The preclinical development stage generally involves laboratory evaluation of drug chemistry, formulation and stability, as well as in vitro and animal studies to evaluate toxicity, assess potential safety and efficacy, assess the potential for adverse events, support subsequent clinical testing, and in some cases to establish a rationale for therapeutic use. The conduct of preclinical studies is subject to federal regulations and requirements, including GLP regulations for safety/toxicology studies. The sponsor must submit the results of the preclinical studies, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND. Some long-term preclinical testing, such as animal tests of reproductive adverse events and carcinogenicity, may continue after the IND is submitted. An IND is a request for authorization from the FDA to administer an investigational product to humans and must become effective before human clinical trials may begin. An IND automatically becomes effective 30 days after receipt by the FDA, unless before that time, the FDA raises concerns or questions related to one or more proposed clinical trials and places the trial on clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. As a result, submission of an IND may not result in the FDA allowing clinical trials to commence.

Clinical Trials

The clinical stage of development involves the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with GCP requirements, which include the requirement that all research subjects provide their informed consent for their participation in any clinical trial. Investigators must also provide information to the clinical trial sponsors to allow the sponsors to disclose any financial interests and arrangements to the FDA that could affect the reliability or integrity of data submitted. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria and the parameters to be used to monitor subject safety and assess efficacy. Each protocol, and any subsequent amendments to the protocol, must be submitted to the FDA as part of the IND. Furthermore, each clinical trial must be reviewed and approved by an IRB for each institution at which the clinical trial will be conducted to ensure that the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the informed consent form that must be provided to each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed. There also are requirements governing the reporting of ongoing clinical trials and completed clinical trial results to public registries. The manufacture of investigational drugs for the conduct of human clinical trials is subject to cGMP requirements.

Prior to beginning the first clinical trial with a product candidate in the United States, the sponsor must submit an IND to the FDA. An IND is a request for authorization from the FDA to administer an investigational new drug product to humans. The central focus of an IND submission is on the general investigational plan and the protocol(s) for clinical studies. The IND also includes results of animal and in vitro studies assessing the toxicology, pharmacokinetics, pharmacology, and pharmacodynamic characteristics of the product; chemistry, manufacturing, and controls information; and any available human data or literature to support the use of the investigational product. Some long-term preclinical testing, such as animal tests of reproductive adverse events and carcinogenicity, may continue after the IND submission is complete. An IND must become effective before human clinical trials may begin. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises safety concerns or questions about the proposed clinical trial. In such a case, the IND may be placed on clinical hold and the IND sponsor and the FDA must resolve any outstanding concerns or questions before the clinical trial can begin. Submission of an IND therefore may or may not result in FDA authorization to begin a clinical trial.

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

Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, if at all. The FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug or biologic has been associated with unexpected serious harm to patients. Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board or committee. This group provides authorization for whether a trial may move forward at designated check points based on access to certain data from the trial. Concurrent with clinical trials, companies usually complete additional animal studies and also must develop additional information about the chemistry and physical characteristics of the drug or biologic as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product and, among other things, companies must develop methods for testing the identity, strength, quality and purity of the final product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that our product candidates do not undergo unacceptable deterioration over their shelf life. Since the start of the COVID-19 pandemic, the FDA has issued various COVID-19-related guidance documents for sponsors and manufacturers. President Biden ended the COVID-19 national and public health emergencies on May 11, 2023. The full impact of the termination of the public health emergencies on FDA and other regulatory policies and operations are unclear.

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

The submission of an NDA or BLA requires payment of a substantial user fee to the FDA, unless otherwise exempted, such as in the case of an NDA for a drug with orphan drug designation. Under the Prescription Drug User Fee Act (“PDUFA”), as amended, each NDA or BLA must be accompanied by a user fee. FDA adjusts the PDUFA user fees on an annual basis. According to the FDA’s fee schedule, for the FDA’s fiscal year 2024, the user fee for an application requiring clinical data, such as an NDA or BLA, is approximately $4 million. PDUFA also imposes an annual program fee for human drugs and biologics of about $0.42 million. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on NDAs or BLAs for products designated as orphan drugs, unless the product also includes a non-orphan indication.

The FDA reviews all submitted NDAs and BLAs before it accepts them for filing and may request additional information rather than accepting the NDA or BLA for filing. The FDA must make a decision on accepting an NDA or BLA for filing within 60 days of receipt. Once the submission is accepted for filing, the FDA begins an in-depth review of the NDA or BLA. Under the goals and policies agreed to by the FDA under PDUFA, the FDA has ten months, from the filing date, in which to complete its initial review of a new molecular-entity NDA or original BLA and respond to the applicant, and six months from the filing date of a new molecular-entity NDA or original BLA designated for priority review. The FDA does not always meet its PDUFA goal dates for standard and priority NDAs or BLAs, and the review process is often extended by FDA requests for additional information or clarification.

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

If regulatory approval of a product is granted, such approval will be granted for particular indications and may entail limitations on the indicated uses for which such product may be marketed. For example, the FDA may approve the NDA with a Risk Evaluation and Mitigation Strategy (REMS) to ensure the benefits of the product outweigh its risks. A REMS is a safety strategy to manage a known or potential serious risk associated with a medicine and to enable patients to have continued access to such medicines by managing their safe use. It could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries, and other risk minimization tools. The FDA also may offer conditional approval subject to, among other things, changes to proposed labeling or the development of adequate controls and specifications. Once approved, the FDA may withdraw the product approval if compliance with pre- and post-marketing requirements is not maintained or if problems occur after the product reaches the marketplace. The FDA may also require one or more Phase 4 post-market studies and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization and may limit further marketing of the product based on the results of these post-marketing studies. In addition, new government requirements, including those resulting from new legislation, may be established, or the FDA’s policies may change, which could impact the timeline for regulatory approval or otherwise impact ongoing development programs.

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

In response to the court decision in Catalyst Pharms., Inc. v. Becerra, 14 F.4th 1299 (11th Cir. 2021), in January 2023, the FDA published a notice in the Federal Register to clarify that while the agency complies with the court’s order in Catalyst, FDA intends to continue to apply its longstanding interpretation of the regulations to matters outside of the scope of the Catalyst order – that is, the agency will continue tying the scope of orphan-drug exclusivity to the uses or indications for which a drug is approved, which permits other sponsors to obtain approval of a drug for new uses or indications within the same orphan designated disease or condition that have not yet been approved. It is unclear how future litigation, legislation, agency decisions, and administrative actions will impact the scope of the orphan drug exclusivity.

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

A product may also be eligible for accelerated approval, if it treats a serious or life-threatening condition and generally provides a meaningful advantage over available therapies. In addition, it must demonstrate an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality (“IMM”), that is reasonably likely to predict an effect on IMM irreversible morbidity or mortality or other clinical benefit (i.e., an intermediate clinical endpoint), taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require that a sponsor of a drug or biologic receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials. Failure to conduct required post approval studies or confirm a clinical benefit during post marketing studies may lead to the FDA withdrawing the drug from the market. All promotional materials for drug candidates approved under accelerated approval regulations are subject to prior review by the FDA. If the FDA concludes that a drug or biologic shown to be effective can be safely used only if distribution or use is restricted, it may require such post-marketing restrictions, as it deems necessary to assure safe use of the product. Further, the Food and Drug Omnibus Reform Act made several changes to the FDA’s authorities and its regulatory framework, including, among other changes, reforms to the accelerated approval pathway, such as requiring the FDA to specify conditions for post-approval study requirements and setting forth procedures for the FDA to withdraw a product on an expedited basis for non-compliance with post-approval requirements.

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

Moreover, there has recently been heightened governmental scrutiny over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. Under the American Rescue Plan Act of 2021, effective January 1, 2024, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs will be eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. In August 2022, Congress passed the Inflation Reduction Act of 2022 (the “Inflation Reduction Act”), which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Various industry stakeholders, including certain pharmaceutical companies and the

Pharmaceutical Research and Manufacturers of America have initiated lawsuits against the federal government asserting that the price negotiation provisions of the IRA are unconstitutional. The impact of these judicial challenges, legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented by the government on us and the pharmaceutical industry as a whole is unclear. The implementation of cost containment measures, including the prescription drug provisions under the Inflation Reduction Act, as well as other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved. Complying with any new legislation and regulatory changes could be time-intensive and expensive, resulting in a material adverse effect on our business.

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

Human Capital

We believe we must attract, develop, motivate and retain exceptional employees to achieve our objectives. To accomplish this, we offer competitive compensation, promote diversity and inclusion, and focus on employee health, safety and well-being. Our board of directors (the “Board”) engages regularly with management on human capital matters. As of December 31, 2023, we had 131 full-time employees, 98 of whom were engaged in research and development activities. We are proud to have a well-balanced and diverse group of employees and believe that our current workforce structure demonstrates our commitment to diversity in all aspects of our business. We note that more than half of our employees as of December 31, 2023, identified as non-Caucasian and more than half as female. We also know that diversity is vital at every level, including the Board. None of our employees are represented by a labor union or covered under a collective bargaining agreement. Due to unfavorable clinical trial results, we have undergone two reorganization plans which significantly decreased our workforce over the past two years. We are mindful of the impact this has on retaining, hiring and motivating employees and have taken various steps to try to mitigate the negative effects of the workforce reductions, including a variety of activities to foster career development, team building, and increased communication throughout the organization. Despite these setbacks, we consider our relationship with our employees to be strong based on engagement scores, employee comments and turnover commensurate with that experienced in our industry.

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

Health, Safety, and Wellness

The health, safety, and wellness of our employees is a priority in which we have always invested. These investments and the prioritization of employee health, safety, and wellness took on particular significance in 2020 and 2021 in light of the COVID-19 pandemic. We provide our employees and their families with access to a variety of innovative, flexible, and convenient health and wellness programs. Program benefits are intended to provide protection and security, so employees can have peace of mind concerning events that may require time away from work or that may impact their financial well-being. Additionally, we provide programs to help support employee physical and mental health by providing tools and resources to help them improve or maintain their health status, encourage engagement in healthy behaviors, and offer choices where possible so they are customized to meet their needs and the needs of their families.

In response to the COVID-19 pandemic, we implemented significant changes that we determined were in the best interest of our employees, as well as the communities in which we operate, in compliance with government regulations. This included having the vast majority of our employees work from home, while implementing additional safety measures for employees continuing to work on-site. To protect and support our essential team members, we implemented health and safety measures that included providing personal protective equipment (“PPE”), instituting mandatory screening before accessing buildings and implementing protocols to address actual and suspected COVID-19 cases and potential exposure. In 2022, we focused on collecting internal and external insights to inform decision-making on work models that would align with how employees will work in the current environment, including working from home, fully on-site, or in a hybrid fashion, which has evolved as a result of the COVID-19 pandemic. In 2023, our focus was on the implementation and sustained success of the new work models, including on-site engagement activities that reinforce our differentiating culture and facilitate cross-team networking, collaboration, and innovation. We will continue to monitor recommendations from local and national health authorities and respond accordingly.

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

January 2024 Reorganization

Due to the clinical trial results released in January 2024, our Board approved a reorganization plan (the “2024 Reorganization Plan”) to reduce operating costs and better align our workforce with the new clinical development plans of our business. Under the 2024 Reorganization Plan, our workforce will be reduced by approximately 50% primarily during the first quarter of 2024. The management team and the Board developed severance packages appropriate to the market conditions for similar situations and companies. Impacted employees are eligible to receive severance benefits and Company funded COBRA premiums.

Facilities

Our corporate headquarters are located in San Carlos, California, where we lease approximately 96,000 square feet of office, research and development and laboratory space. The lease term will expire on October 31, 2031. This lease agreement includes an option to extend the term for an additional period of five years and provides us a right of first refusal for certain additional office space. We believe that these facilities will be adequate for our near-term needs. If required, we believe that suitable additional or alternative space would be available in the future on commercially reasonable terms.

Legal Proceedings

For information on our legal proceedings, see the section entitled “Item 3, Legal Proceedings”, in this Annual Report on Form 10-K (“Annual Report”).

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

We believe that we have substantial know-how and trade secrets relating to our technology and product candidates. Our patent portfolio covering anti-Siglec-6 antibodies, such as AK006, and uses thereof, as of December 31, 2023, contains one U.S. patent application and one pending PCT application. These applications, with projected expiration dates in 2042, are solely owned by us and are drawn to the active component of AK006, an anti-Siglec-6 antibody, pharmaceutical compositions comprising AK006, and methods for treatment of specified diseases using antibodies to Siglec-6.

We have also filed patent applications with claims pending relating to antibodies in preclinical development and methods for treating cancer and immune disorders with these antibodies.

The term of individual patents depends upon the legal term for patents in the countries in which they are granted. In most countries, including the United States, the patent term is generally 20 years from the earliest claimed filing date of a non-provisional patent application in the applicable country. In the United States, a patent’s term may, in certain cases, be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the U.S. Patent and Trademark Office (“USPTO”) in examining and granting a patent, or may be shortened if a patent is terminally disclaimed over a commonly owned patent or a patent naming a common inventor and having an earlier expiration date. The Hatch-Waxman Act permits a patent term extension of up to five years beyond the expiration date of a U.S. patent as partial compensation for the length of time the drug is under regulatory review while the patent is in force. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent applicable to each regulatory review period may be extended and only those claims covering the approved drug, a method for using it or a method for manufacturing it may be extended.

Similar provisions are available in the European Union and certain other foreign jurisdictions to extend the term of a patent that covers an approved drug. In the future, if and when our product candidates, including AK006, receive approval by the FDA or foreign regulatory authorities, we expect to apply for patent term extensions on issued patents covering those products, depending upon the length of the clinical trials for each drug and other factors. Expiration dates referred to above are without regard to potential patent term extension or other market exclusivity that may be available to us.

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

On the Investor Relations section of our website, we post or will post, as applicable, the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”): our Annual Report, our Proxy Statement on Schedule 14A, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended.

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

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. The following discussion of risk factors contains forward-looking statements. You should carefully consider the risks described below, as well as the other information in this Annual Report, including our financial statements and the related notes and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of any of the events or developments described below could materially harm our business, financial condition, results of operations and growth prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business, financial condition, results of operations and growth prospects.

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

Risks Related to the Discovery, Development and Commercialization of Our Product Candidates

•
Our business may be adversely affected by health epidemics, such as the coronavirus outbreak.
•
We are dependent on the success of our lead product candidate, AK006, which is currently in early clinical development. If we are unable to obtain approval for and commercialize AK006 for one or more indications in a timely manner, our business could be materially harmed.
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

Risks Related to Employee Matters, Managing Our Growth and Other Risks Related to Our Business

•
Our success is highly dependent on the services of our Chief Executive Officer, Dr. Robert Alexander, and our President, Dr. Adam Tomasi, and our ability to attract and retain other highly skilled executive officers and employees.
•
If we are unable to establish sales or marketing capabilities or enter into agreements with third-parties to sell or market our product candidates, we may not be able to attain commercial success through the sale and marketing of our product candidates that obtain regulatory approval.
•
In order to successfully implement our long-term plans and strategies, we will need to increase the number of employees in our organization, and we may experience difficulties in managing this employee growth.

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
•
We contract with third-parties for the production of our product candidates for preclinical studies and, in the case of AK006, our ongoing clinical trial, and expect to continue to do so for additional clinical trials and ultimately for commercialization, and this reliance on third-parties increases the risk that we will not have sufficient quantities of our product candidates or drugs or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.
•
We may not gain the efficiencies we expect from scaling-up of manufacturing of AK006, and our third-party manufacturers may be unable to successfully scale-up manufacturing in sufficient quality and quantity for AK006 or our other product candidates, which could delay or prevent the conducting of our clinical trials or the development or commercialization of our other product candidates.
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
•
We have been and may in the future be subject to securities litigation, which is expensive and could divert management attention from other business concerns.

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

We are a clinical stage biopharmaceutical company with a limited operating history. We were incorporated and commenced operations in 2012, have no products approved for commercial sale and have not generated any revenue. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, identifying and developing potential product candidates, conducting preclinical and clinical studies of our product candidates, including Phase 1 and Phase 2 clinical trials of lirentelimab, our former product candidate. All of our product candidates currently under development, other than AK006, are in preclinical development. We have not yet demonstrated our ability to successfully complete any pivotal clinical trials, obtain marketing approvals, complete large-scale drug manufacturing or arrange for a third-party to do so on our behalf or conduct sales and marketing activities. For example, in January 2024, we announced that both our ATLAS clinical trial and our MAVERICK clinical trial failed to meet their primary endpoints. As a result of the results announced in January 2024, we implemented the 2024 Reorganization Plan to better align our resources with our development strategy focused on AK006. As a result, it may be more difficult for you to accurately predict our future success or viability than it could be if we had a longer operating history.

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

We have incurred net losses in each reporting period since our inception, have not generated any revenue to date and have financed our operations principally through the sale and issuance of common stock and preferred stock. Our net losses were $185.7 million and $320.0 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $1,118.5 million. We have devoted substantially all of our resources and efforts to research and development. Our lead product candidate, AK006, is in early clinical development, and our other product candidates are in preclinical development. As a result, we expect that it will be several years, if ever, before we generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to develop and market additional potential products.

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

Our business depends entirely on the successful development and commercialization of our product candidates. Our ability to develop AK006 and any other product candidates remains uncertain. For example, in January 2024 we announced that both our ATLAS clinical trial and our MAVERICK clinical trial failed to meet their primary endpoints, and in December 2021 we announced that both our ENIGMA study and our KRYPTOS study failed to meet their patient reported symptomatic co-primary endpoints. We currently generate no revenues from sales of any products. We have no products approved for commercial sale and do not anticipate generating any revenue from product sales until sometime after we have successfully completed clinical development and received marketing approval for the commercial sale of a product candidate, if ever. Our ability to generate revenue and achieve profitability depends significantly on our ability to achieve a number of objectives, including:

•
successful and timely completion of preclinical and clinical development of our lead product candidate, AK006, and any other future product candidates;
•
timely receipt of marketing approvals for AK006 and any future product candidates for which we successfully complete clinical development and clinical trials from applicable regulatory authorities;
•
the extent of any required post-marketing approval commitments to applicable regulatory authorities;
•
developing an efficient and scalable manufacturing process for AK006 and any future product candidates, including establishing and maintaining commercially viable supply and manufacturing relationships with third-parties to obtain finished products that are appropriately packaged for sale;
•
successful launch of commercial sales following any marketing approval, including the development of a commercial infrastructure, whether in-house or with one or more collaborators;
•
a continued acceptable safety profile following any marketing approval;
•
commercial acceptance of AK006 and any future product candidates as viable treatment options by patients, the medical community and third-party payors;
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

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. We expect our expenses to increase in connection with our ongoing activities, particularly as we conduct clinical trials of, and seek marketing approval for, AK006 and our other product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to drug sales, marketing, manufacturing and distribution. We have also incurred and expect to continue to incur significant costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in order to maintain our continuing operations. If we are unable to raise capital when needed or on acceptable terms, we may need to reevaluate our operating plan and may be forced to delay, reduce and/or eliminate one or more of our research and drug development programs or future commercialization efforts.

As of December 31, 2023, we had $170.8 million in cash, cash equivalents and marketable securities. We filed: (i) on August 4, 2022, a prospectus supplement to our shelf registration statement on Form S-3 (File No. 333-265085) that covers the offering, issuance and sale of up to $75.0 million of our common stock from time to time through an “at-the-market” program under the Securities Act of 1933, as amended, and (ii) on September 19, 2022, a prospectus supplement to such shelf registration statement that covered the offering, issuance and sale of 29,882,000 shares of our common stock, at a public offering price of $5.02 per share. We received aggregate net proceeds of $140.6 million, after deducting the underwriting commissions and offering expenses from the September 19, 2022 follow-on offering and as of December 31, 2023 received aggregate net proceeds of $1.0 million under the “at-the-market” program. We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements through at least the next 12 months. Our estimate as to how long we expect our existing cash, cash equivalents and marketable securities to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

We plan to use our existing cash, cash equivalents and marketable securities to fund our development of AK006 and for other research and development activities, working capital and other general corporate purposes. This may include additional research, hiring additional personnel, capital expenditures and the costs of operating as a public company. Advancing the development of AK006 and any other product candidates will require a significant amount of capital. Our existing cash, cash equivalents and marketable securities will not be sufficient to fund all of the actions that are necessary to complete the development and commercial approval of AK006 or any of our other product candidates. We will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources, which may dilute our stockholders or restrict our operating activities. We do not have any committed external source of funds. Adequate additional financing may not be available to us on acceptable terms, or at all. Additionally, our ability to raise additional capital may be adversely impacted by potential worsening of global economic conditions and volatility of financial markets in the United States and worldwide. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.

Risks Related to the Discovery, Development and Commercialization of Our Product Candidates

Our business may be adversely affected by health epidemics, such as the coronavirus outbreak.

The COVID-19 pandemic had an adverse impact on our operations and supply chains and COVID-19, or other health epidemics, may further disrupt our operations, supply chains or those of our contractors, and increase our expenses. We and our contractors experienced and may continue to experience disruptions in supply of items that are essential for our research and development activities, including, for example, raw materials and other consumables used in the manufacturing of our product candidates or medical and laboratory supplies used in our clinical trials or preclinical studies, in each case, for which there are or may be shortages because of ongoing efforts to address the outbreak. In particular, pursuant to the U.S. Defense Production Act, the U.S. federal government may, among other things, require domestic industries to provide essential goods and services needed for the national defense, and it used the Defense Production Act in the context of the COVID-19 pandemic to divert supplies and materials to vaccine producers. For example, one of our suppliers informed us that, due to their obligation to prioritize other products or customers pursuant to the Defense Production Act, they were not able to fulfill our orders for certain materials previously ordered to be used in our manufacturing process. While this and similar delays in materials did not cause delays in our overall timeline for clinical trials or regulatory filings, it is possible that similar delays may occur in the future, whether as a result of actions taken pursuant to the Defense Production Act or general shortages of materials attributable to the global efforts to combat health epidemics, which could impact our proposed timeline for developing and commercializing AK006 and adversely impact our business, financial condition and results of operations.

In addition, the spread of COVID-19 disrupted the United States’ healthcare and healthcare regulatory systems; accordingly, COVID-19 or health epidemics may divert healthcare resources away from, or materially delay, FDA approval or any applicable foreign regulatory approval with respect to our product candidates. Furthermore, our clinical trials may be negatively affected by COVID-19 outbreaks or other health epidemics. Site initiation and patient enrollment may be delayed, for example, due to factors including prioritization of hospital resources toward COVID-19 patients, travel restrictions, the inability to access sites for initiation and monitoring, and difficulties recruiting or retaining patients in our ongoing and planned clinical trials. Furthermore, if we determine that our clinical trial participants may suffer from exposure to COVID-19 as a result of their participation in our clinical studies, we may voluntarily terminate certain clinical sites as a safety measure until we reasonably believe that the likelihood of exposure has subsided. We may therefore be unable to complete our clinical trials on the timelines we expect, if at all, which could materially and adversely impact our ability to seek regulatory approval for our product candidates. Health epidemics may also reduce the effectiveness of our future sales efforts and/or impact our ability to launch and commercialize such product candidates; we have no experience in launching or selling a product amid pandemic conditions. Health epidemics also may have an adverse impact on the economies and financial markets of many countries, including the United States, potentially resulting in an economic downturn that could affect demand for our product candidates, if approved, impair our ability to raise capital when needed or otherwise impact our business, results of operations, cash flows and financial condition. In addition, if our operations are impacted from COVID-19 or health epidemics, we risk a delay, default and/or nonperformance under our existing agreements arising from force majeure. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which health epidemics including COVID-19, could adversely impact our business. Although we are continuing to monitor and assess the effects of public health conditions on our business, the ultimate impact of health epidemics is highly uncertain and subject to change.

We are dependent on the success of our lead product candidate, AK006, which is currently in early clinical development. If we are unable to obtain approval for and commercialize AK006 for one or more indications in a timely manner, our business could be materially harmed.

Our future success is dependent on our ability to timely complete clinical trials and obtain marketing approval for, and then successfully commercialize AK006, our lead product candidate. AK006 is in the early-stage of clinical development and we are investing the majority of our efforts and financial resources in the research and development of AK006. Our ability to develop AK006 remains uncertain, especially given that we have not yet completed the Phase 1 trial for AK006. For example, in January 2024, we announced that both our ATLAS clinical trial and our MAVERICK clinical trial with lirentelimab failed to meet their primary endpoints. Similarly, in December 2021, we announced that our phase 3 ENIGMA study and KRYPTOS study failed to meet their patient reported symptomatic co-primary endpoints. AK006 will require additional clinical development, evaluation of clinical, preclinical and manufacturing activities, marketing approval from government regulators, substantial investment and significant marketing efforts before we generate any revenues from product sales. We are not permitted to market or promote

AK006 or any other product candidates, before we receive marketing approval from the FDA and comparable foreign regulatory authorities, and we may never receive such marketing approvals.

The success of AK006 will depend on several factors, including the following:

•
initiation and timely completion of our clinical trials of AK006;
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
•
timely receipt of marketing approvals for AK006 from applicable regulatory authorities;
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

•
travel and other restrictions due to health epidemics;
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

We currently have no product candidates approved for sale and we cannot guarantee that we will ever have marketable product candidates. Clinical failure can occur at any stage of clinical development and has been experienced by companies pursuing approval in the indications that we are, or are contemplating, developing. Clinical trials may produce negative or inconclusive results, and we or any future collaborators may decide, or regulators may require us, to conduct additional clinical trials or preclinical studies. We will be required to demonstrate with substantial evidence through well-controlled clinical trials that our product candidates are safe and effective for use in a diverse population before we can seek marketing approvals for their commercial sale. Success in preclinical studies and early-stage clinical trials does not mean that future larger registration clinical trials will be successful. This is because product candidates in later-stage clinical trials may fail to demonstrate sufficient safety and efficacy to the satisfaction of the FDA and non-U.S. regulatory authorities despite having progressed through preclinical studies and early-stage clinical trials. In particular, no compound with the mechanism of action of AK006 has been commercialized, and the outcome of preclinical studies and early-stage clinical trials may not be predictive of the success of later-stage clinical trials.

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
•
restrictions on the use of our products, if approved, such as boxed warnings or contraindications in labeling, or a REMS, if any, which may not be required of alternative treatments and competitor products;
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

If any product candidate is approved but does not achieve an adequate level of acceptance by physicians, hospitals, healthcare payors and patients, we may not generate or derive sufficient revenue from that product candidate and our financial results could be harmed. Intravenous and subcutaneous drugs are less convenient for patients than some other methods of administration, such as an orally delivered drug. The SAD and MAD cohorts in healthy volunteers, as well as well as a cohort in patients with CSU, was administered AK006 via intravenous infusion and we plan to administer AK006 subcutaneously in future clinical trials.

The sizes of the patient populations suffering from some of the diseases we are targeting are small and based on estimates that may not be accurate.

Our projections of both the number of people who have some of the diseases we are targeting, as well as the subset of people with these diseases who have the potential to benefit from treatment with AK006 and any other future product candidates, are estimates. These estimates have been derived from a variety of sources, including scientific literature, surveys of clinics, physician interviews, patient foundations and market research, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these diseases. The number of patients may turn out to be lower than expected. Additionally, the potentially addressable patient population for AK006 and any other future product candidates may be limited or may not be amenable to treatment with AK006 and any other products, if and when approved. Even if we obtain significant market share for AK006 and any other products (if and when they are approved), small potential target populations for certain indications means we may never achieve profitability without obtaining market approval for additional indications.

Our business will be impacted by our ability to advance additional product candidates beyond AK006 into clinical development and through to regulatory approval and commercialization. Our other product candidates are at even earlier stages of development than AK006 and may fail in development or suffer delays that adversely affect their commercial viability.

AK006 is in early clinical development and our other product candidates are in the early stages of development and may fail in development or suffer delays that adversely affect their commercial viability. A product candidate can unexpectedly fail at any stage of preclinical and clinical development. The historical failure rate for product candidates is high due to risks relating to safety, efficacy, clinical execution, changing standards of medical care and other unpredictable variables. The results from preclinical testing or early clinical trials of a product candidate may not be predictive of the results that will be obtained in later-stage clinical trials of the product candidate.

Our future operating results are dependent on our ability to successfully develop, obtain regulatory approval for, and then successfully commercialize other product candidates in addition to AK006. The success of any product candidates we may develop will depend on many factors, including, among other things, the following:

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

Any product candidates we develop may become subject to unfavorable third-party reimbursement practices and pricing regulations.

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

There is significant uncertainty related to insurance coverage and reimbursement of newly approved products. In the United States, principal decisions about reimbursement for new products are typically made by CMS. CMS decides whether and to what extent a new product will be covered and reimbursed under Medicare, and private payors often follow CMS’s decisions regarding coverage and reimbursement to a substantial degree. However, one payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage for the product. As a result, the coverage determination process is often time-consuming and costly. This process will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance.

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

We are not aware of any other company or organization that is conducting clinical trials of a product candidate that targets Siglec-6. The competition we may face with respect to the indications we are targeting with AK006 includes, without limitation, Roche, Novartis, Regeneron, Celldex and Gossamer Bio for CU. In addition, we are currently evaluating a host of other indications, and if we were to initiate trials in any such indication, we would likely face significant competition from a number of additional competitors. These companies, or other major multinational pharmaceutical and biotechnology companies, emerging and start-up companies, universities and other research institutions, could focus their future efforts on developing competing therapies and treatments for any of the indications we are currently targeting or may target in the future. Many of these current and potential competitors have significantly greater financial, manufacturing, marketing, drug development, technical and human resources and commercial expertise than we do. Large pharmaceutical and biotechnology companies, in particular, have extensive experience in clinical testing, obtaining regulatory approvals, recruiting patients and manufacturing biotechnology products. These companies also have significantly greater research and marketing capabilities than we do and may also have products that have been approved or are in late stages of development, and collaborative arrangements in our target markets with leading companies and research institutions. Established pharmaceutical and biotechnology companies may also invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make the product candidates that we develop obsolete. As a result of all of these factors, our competitors may succeed in obtaining approval from the FDA or foreign regulatory authorities or discovering, developing and commercializing products in our field before we do.

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

We have limited resources and are currently focusing our efforts on developing AK006 for a limited number of particular indications. As a result, we may fail to capitalize on other product candidates or indications that may ultimately have proven to be more profitable.

We are currently focusing our efforts on developing AK006 for a limited number of indications. As a result, we may forego or delay pursuit of opportunities for other indications or with other product candidates that may have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development activities for specific indications may not yield any commercially viable product candidates. If we do not accurately evaluate the commercial potential or target markets for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other strategic arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

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

Risks Related to Regulatory Approval and Other Legal Compliance Matters

The regulatory approval processes of the FDA, EMA and comparable foreign regulatory authorities are lengthy, time-consuming and inherently unpredictable. If we are ultimately unable to obtain regulatory approval for our product candidates, we will be unable to generate product revenue and our business will be substantially harmed.

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

Our product candidates are subject to extensive governmental regulations relating to, among other things, research, testing, development, manufacturing, safety, efficacy, approval, recordkeeping, reporting, labeling, storage, packaging, advertising and promotion, pricing, marketing and distribution of drugs and therapeutic biologics. Rigorous preclinical testing and clinical trials and an extensive regulatory approval process must be successfully completed in the United States and in many foreign jurisdictions before a new drug or therapeutic biologic can be marketed. Satisfaction of these and other regulatory requirements is costly, time-consuming, uncertain and subject to unanticipated delays. Significant regulatory hurdles remain, both near term and long term, before AK006 can obtain regulatory approval in the United States. There can be no assurance we will be able to successfully conclude these undertakings in a timely manner, and it is possible that none of the product candidates we may develop will obtain the regulatory approvals necessary for us to begin selling them.

Our company has not conducted or managed clinical trials through regulatory approval, including FDA approval. The time required to obtain FDA and other approvals is unpredictable but typically takes many years following the commencement of clinical trials, depending upon the type, complexity and novelty of the product candidate. The standards that the FDA and its foreign counterparts use when regulating us require judgment and can change, which makes it difficult to predict with certainty how they will be applied. Any analysis we perform of data from preclinical and clinical activities is subject to confirmation and interpretation by regulatory authorities, which could delay, limit or prevent regulatory approval. We may also encounter unexpected delays or increased costs due to new government regulations or due to any delays in FDA regulatory review due to public health concerns, staffing shortages, government shutdowns and furloughs, or other disruptions to FDA’s normal operations. Examples of changes in regulations include future legislation or administrative action, or changes in FDA policy during the period of product development, clinical trial requirements and FDA regulatory review. It is impossible to predict whether legislative changes will be enacted, or whether FDA or foreign regulations, guidance or interpretations will be changed, or what the impact of such changes, if any, may be.

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

If significant adverse events or other side effects are observed in any of our current or future clinical trials, we may have difficulty recruiting patients to the clinical trials, patients may drop out of our trials, or we may be required to abandon the trials or our development efforts of that product candidate altogether. We, the FDA, the EMA, other applicable regulatory authorities or an institutional review board may suspend clinical trials of a product candidate at any time for various reasons, including a belief that subjects in such trials are being exposed to unacceptable health risks or adverse side effects. Some potential therapeutics developed in the biotechnology industry that initially showed therapeutic promise in early-stage studies have later been found to cause side effects that prevented their further development. Even if the side effects do not preclude the drug from obtaining or maintaining marketing approval, undesirable side effects may inhibit market acceptance of the approved product due to its tolerability relative to other therapies. Any of these developments could materially harm our business, financial condition and prospects.

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

We conduct clinical trials both in the United States and in other countries. We may in the future choose to conduct additional clinical trials in countries outside the United States, including in Europe. The acceptance of clinical trial data by the FDA, EMA or applicable foreign regulatory authority from clinical trials conducted outside of their respective jurisdictions may be subject to certain conditions. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the United States population and United States medical practice and (ii) the trials are performed by clinical investigators of recognized competence and pursuant to current good clinical practices (“GCPs”) regulations. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory bodies have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA, EMA or any applicable foreign regulatory authority will accept data from trials conducted outside of its applicable jurisdiction. If the FDA, EMA or any applicable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our product candidates not receiving approval or clearance for commercialization in the applicable jurisdiction.

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

Any regulatory approvals that we may receive for our product candidates will require surveillance to monitor the safety and efficacy of the product candidate, may contain significant limitations related to use restrictions for specified age groups, warnings, precautions or contraindications, and may include burdensome post-approval study or risk management requirements. For example, the FDA may require a REMS in order to approve our product candidates, which could entail requirements for a medication guide, physician communication plans or additional elements, such as boxed warning on the packaging, to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or foreign regulatory authorities approve our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for our product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs and GCPs, for any clinical trials that we conduct post-approval. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP regulations and standards. If we or a regulatory agency discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facilities where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing. In addition, failure to comply with FDA and foreign regulatory requirements may, either before or after product approval, if any, subject our company to administrative or judicially imposed sanctions, including:

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

In response to the court decision in Catalyst Pharms., Inc. v. Becerra, 14 F.4th 1299 (11th Cir. 2021), in January 2023, the FDA published a notice in the Federal Register to clarify that while the agency complies with the court’s order in Catalyst, FDA intends to continue to apply its longstanding interpretation of the regulations to matters outside of the scope of the Catalyst order – that is, the agency will continue tying the scope of orphan-drug exclusivity to the uses or indications for which a drug is approved, which permits other sponsors to obtain approval of a drug for new uses or indications within the same orphan designated disease or condition that have not yet been approved. It is unclear how future litigation, legislation, agency decisions, and administrative actions will impact the scope of the orphan drug exclusivity.

Although we may seek a breakthrough therapy designation for AK006 or one or more of our other product candidates, we might not receive such designation, and even if we do, such designation may not lead to a faster development or regulatory review or approval process.

We may seek a breakthrough therapy designation for AK006 in one or more indications or for other product candidates. A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For drugs and biologics that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Drugs designated as breakthrough therapies by the FDA may also be eligible for priority review if supported by clinical data at the time the NDA is submitted to the FDA.

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

The Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”) substantially changed the way healthcare is financed by both the government and private insurers, and continues to significantly impact the U.S. pharmaceutical industry. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Since the enactment of the ACA, there have been judicial and Congressional challenges to certain aspects of the ACA. In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, effective April 1, 2013, which will remain in effect through 2032, unless Congress takes additional action.

There has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. Under the American Rescue Plan Act of 2021, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs was eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than they receive on the sale of products, which could have a material impact on our business. In August 2022, Congress passed the Inflation Reduction Act, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Various industry stakeholders, including certain pharmaceutical companies and the Pharmaceutical Research and Manufacturers of America have initiated lawsuits against the federal government asserting that the price negotiation provisions of the IRA are unconstitutional. The impact of these judicial challenges, legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented by the government on us and the pharmaceutical industry as a whole is unclear. The implementation of cost containment measures, including the prescription drug provisions under the Inflation Reduction Act, as well as or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved.

At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biologic product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and in some cases, designed to encourage importation from other countries and bulk purchasing. For example, FDA recently authorized the state of Florida to import certain prescription drugs from Canada for a period of two years to help reduce drug costs, provided that Florida’s Agency for Health Care Administration meets the requirements set forth by the FDA. Other states may follow Florida. Legally mandated price controls on payment amounts by third-party payors or other restrictions on coverage or access could harm our business, results of operations, financial condition and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our product candidates that we successfully commercialize or put pressure on our product pricing.

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for biotechnology products. We cannot be sure whether additional legislative changes will be enacted, or whether FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements. Further, if the Supreme Court reverses or curtails the Chevron doctrine, which gives deference to regulatory agencies in litigation against FDA and other agencies, more companies may bring lawsuits against FDA to challenge longstanding decisions and policies of FDA, which could undermine FDA’s authority, lead to uncertainties in the industry, and disrupt FDA’s normal operations, which could delay FDA’s review of our marketing applications.

If we fail to comply with applicable U.S. and foreign privacy and data protection laws and regulations, we may be subject to liabilities that adversely affect our business, operations and financial performance.

We are subject to federal and state laws and regulations requiring that we take measures to protect the privacy and security of certain information we used and otherwise processed in our business. For example, federal and state security breach notification laws, state health information privacy laws and federal and state consumer protection laws impose requirements regarding the collection, use, disclosure and storage of personal information. In addition, in June 2018, California enacted the California Consumer Privacy Act (the “CCPA”), which took effect on January 1, 2020. The CCPA gives California residents expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that may increase data breach litigation. Although the CCPA includes exemptions for certain clinical trials data, and protected health information governed by the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), the law may increase our compliance costs and potential liability with respect to other personal information we collect about California residents. Additionally, the California Privacy Rights and Enforcement Act (the “CPRA”), which amends and expands the CCPA, and creates a new California privacy regulatory authority, was passed via ballot initiative in November 2020 and became effective in most material respects on January 1, 2023. Numerous other states have proposed, and in certain cases enacted, new legislation relating to privacy and security. For example, Washington has enacted the My Health, My Data Act, which includes a private right of action. Additionally, numerous other states, including Virginia, Colorado, Utah, Connecticut, Iowa, Indiana, Tennessee, Florida, Texas, Oregon, Delaware, and Montana, have enacted laws addressing privacy and security that impose obligations similar to those of the CCPA and CPRA. More generally, the CCPA and CPRA have prompted proposals for new federal and state privacy legislation that, if enacted, could increase our potential liability, increase our compliance costs, require us to modify our policies and practices, and adversely affect our business.

We may also be subject to or affected by federal, state and foreign laws, regulations and regulatory guidance governing the collection, use, disclosure, security, transfer, storage and other processing of personal data, such as information that we collect about patients and healthcare providers in connection with clinical trials and our other operations in the U.S. and abroad. We also may be or may be asserted to be subject to additional obligations relating to these matters, including industry standards. The global legislative and regulatory landscapes for privacy, data protection and information security matters continue to evolve, and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. This evolution may create uncertainty in our business, impose additional costs, and cause it to be necessary or appropriate for us to modify our policies or practices, which we may be unable to do on commercial reasonable terms or at all. The cost of compliance with these laws, regulations and standards is high and is likely to increase in the future. For example, the EU has adopted the General Data Protection Regulation (EU 2016/679) (the “GDPR”), and the United Kingdom has adopted its General Data Protection Regulation (the “UK GDPR”), which introduced strict requirements for processing personal data. The GDPR and UK GDPR have increased our compliance burden with respect to data protection, including by mandating potentially burdensome documentation requirements and granting certain rights to individuals to control how we collect, use, disclose, retain and otherwise process information about them. The processing of sensitive personal data, such as information about health conditions, entails heightened compliance burdens under the GDPR and the UK GDPR and is a topic of active interest among foreign regulators. In addition, the GDPR and the UK GDPR provide for breach reporting requirements, more robust regulatory enforcement and fines of up to the greater of 20 million euros or 4% of annual global revenue under the GDPR (or £17.5 million under the UK GDPR). Numerous other jurisdictions have proposed or enacted legislation that is similar to the GDPR and the UK GDPR. Significant effort and expense are required in order to address the GDPR’s and the UK GDPR’s restrictions and obligations. Moreover, the requirements under the GDPR and UK GDPR and guidance issued by different EU member states may change periodically or may be modified, and such changes or modifications could have an adverse effect on our business operations if compliance becomes substantially costlier or otherwise more burdensome than under current requirements. For example, in July 2020, the Court of Justice of the European Union invalidated the EU-U.S. Privacy Shield Framework under which personal data could be transferred from the EEA to United States entities that had self-certified under the Privacy Shield scheme. This has increased the complexity of transferring personal data across borders and may require us to review and amend our mechanisms relating to cross-border data transfer. It is also possible that laws, regulations, and other actual or asserted obligations relating to privacy, data protection or information security may be interpreted and applied in manners that are, or are alleged to be, inconsistent with our practices. Any failure or perceived failure by us to comply with federal, state, or foreign laws, self-regulatory standards, contractual obligations or other actual or asserted obligations relating to privacy, data protection or cybersecurity could result in negative publicity, harm to our reputation, diversion of management time and effort, proceedings against us by governmental entities or others, and fines, penalties and other liabilities. In many jurisdictions, enforcement actions and consequences for noncompliance are rising. As we continue to expand into other foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business.

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
•
production or supply shortages or other disruptions resulting from any events affecting raw material supply or manufacturing capabilities abroad, including, but not limited to, impacts due to the ongoing

Ukraine-Russia war, addition of certain suppliers or companies to the Unverified List or other export restrictions or sanctions that can impact the supply chain, our business, or business operations of our suppliers, contractors or partners; and
•
business interruptions resulting from geo-political actions, national security concerns, trade restrictions, wars, such as the ongoing Ukraine-Russia and Israel-Hamas wars, other regional or geo-political conflicts, and terrorism.

These and other risks associated with our international operations may materially adversely affect our ability to attain or maintain profitable operations. Further, there is currently significant uncertainty about the future relationship between the United States and various other countries, most significantly China, with respect to trade policies, treaties, tariffs, taxes, and other limitations on cross-border operations. The U.S. government has made and continues to make significant additional changes in U.S. trade policy and may continue to take future actions that could negatively impact U.S. trade. For example, legislation has been introduced in Congress to limit certain U.S. biotechnology companies from using equipment or services produced or provided by select Chinese biotechnology companies, and others in Congress have advocated for the use of existing executive branch authorities to limit those Chinese service providers’ ability to engage in business in the U.S. We cannot predict what actions may ultimately be taken with respect to trade relations between the United States and China or other countries, what products and services may be subject to such actions or what actions may be taken by the other countries in retaliation. If we are unable to obtain or use services from existing service providers or become unable to export or sell our products to any of our customers or service providers, our business, liquidity, financial condition, and/or results of operations would be materially and adversely affected.

Risks Related to Employee Matters, Managing Our Growth and Other Risks Related to Our Business

Our success is highly dependent on the services of our Chief Executive Officer, Dr. Robert Alexander, and our President, Dr. Adam Tomasi, and our ability to attract and retain other highly skilled executive officers and employees.

To succeed, we must recruit, retain, manage and motivate qualified clinical, scientific, technical and management personnel, and we face significant competition for experienced personnel. We are highly dependent on the principal members of our management and scientific and medical staff, particularly our Chief Executive Officer, Dr. Robert Alexander, and our President, Dr. Adam Tomasi. If we do not succeed in attracting and retaining other qualified personnel, particularly at the management level, it could adversely affect our ability to execute our business plan and harm our operating results. In particular, the loss of one or more of our executive officers, including Dr. Alexander or Dr. Tomasi, could be detrimental to us if we cannot recruit suitable replacements in a timely manner. The competition for qualified personnel in the biotechnology field is intense and as a result, we may be unable to continue to attract and retain qualified personnel necessary for the future success of our business. In addition to competition for personnel, the San Francisco Bay Area in particular is characterized by a high cost of living. We could in the future have difficulty attracting experienced personnel to our company and may be required to expend significant financial resources in our employee recruitment and retention efforts.

Many of the other biotechnology companies that we compete against for qualified personnel have greater financial and other resources, different risk profiles and a longer history in the industry than we do. They also may provide more diverse opportunities and better prospects for career advancement. Some of these characteristics may be more appealing to high-quality candidates than what we are able to offer. Additionally, we have announced two reorganization plans within the past 24 months, which significantly decreased our workforce. These actions may impact our ability to retain, hire, or motivate employees. If we are unable to continue to attract and retain high-quality personnel, the rate and success at which we can discover, develop and commercialize our product candidates will be limited and the potential for successfully growing our business will be harmed.

If we are unable to establish sales or marketing capabilities or enter into agreements with third-parties to sell or market our product candidates, we may not be able to successfully attain commercial success through the sale and marketing of our product candidates that obtain regulatory approval.

We currently have a small commercial team which will need to be expanded substantially to support the marketing, sales and distribution of any of our product candidates that may be able to obtain regulatory approval. In order to commercialize any product candidates, we must build marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third-parties to perform these services for each of the territories in which we may have approval to sell or market our product candidates. We may not be successful in accomplishing these required tasks and as a result our commercialization efforts may be adversely impacted.

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

In order to successfully implement our long-term plans and strategies, we will need to increase the number of employees in our organization, and we may experience difficulties in managing this employee growth.

In order to successfully implement our long-term development and commercialization plans and strategies, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

•
identifying, recruiting, integrating, maintaining and motivating additional employees;
•
managing our internal development efforts effectively, including the clinical and FDA review process for AK006 and any other future product candidates, while complying with any contractual obligations to contractors and other third-parties we may have; and
•
improving our operational, financial and management controls, reporting systems and procedures.

Our future financial performance and our ability to successfully develop and, if approved, commercialize AK006 and any other future product candidates will depend, in part, on our ability to effectively manage any future growth, and our management may also have to divert a disproportionate amount of its attention away from day-to-day business-related activities in order to devote a substantial amount of time to managing these growth activities. In addition, if we reduce our workforce, as we did in the first quarter of 2024 and in early 2022, in order to reduce operating costs or for other reasons, the rate and success at which we can discover, develop and commercialize our product candidates may be limited and the potential for successfully growing our business may be harmed.

We currently rely, and for the foreseeable future will continue to rely, in substantial part on certain independent organizations, advisors and consultants to provide certain services, including most aspects of clinical management and manufacturing. We cannot be assured that the services of independent organizations, advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by third-party service providers is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain marketing approval of AK006 and any other future product candidates or otherwise advance our business. We cannot be assured that we will be able to manage our existing third-party service providers or find other competent outside contractors and consultants on economically reasonable terms, or at all.

If we are not able to effectively expand our organization by hiring new employees and/or engaging additional third-party service providers, we may not be able to successfully implement the tasks necessary to further develop and commercialize AK006 and any other future product candidates and, accordingly, may not achieve our research, development and commercialization goals.

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

Due to the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours. We expect to seek extensions of patent terms where these are available in any countries where we are prosecuting patents. This includes in the United States under the Drug Price Competition and Patent Term Restoration Act of 1984, which permits a patent term extension of up to five years beyond the expiration of the patent. However, the applicable authorities, including the FDA and the USPTO in the United States, and any equivalent foreign regulatory authority, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. If this occurs, our competitors may take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case.

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

We do not have the ability to independently conduct our clinical trials. We currently rely on third-parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators, to conduct our clinical trial of AK006, and we expect to continue to rely upon third-parties to conduct additional clinical trials of AK006 and our other product candidates. Third-parties have a significant role in the conduct of our clinical trials and the subsequent collection and analysis of data. These third-parties are not our employees, and except for remedies available to us under our agreements, we have limited ability to control the amount or timing of resources that any such third-party will devote to our clinical trials. Some of these third-parties may terminate their engagements with us at any time. If we need to enter into alternative arrangements, it would delay our drug development activities.

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

We contract with third-parties for the production of our product candidates for preclinical studies and, in the case of AK006, our ongoing clinical trial, and expect to continue to do so for additional clinical trials and ultimately for commercialization. This reliance on third-parties increases the risk that we will not have sufficient quantities of our product candidates or drugs or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

We do not currently have the infrastructure or internal capability to manufacture supplies of our product candidates for use in development and commercialization. We rely, and expect to continue to rely, on third-party manufacturers for the production of our product candidates for preclinical studies and clinical trials under the guidance of members of our organization. If we were to experience an unexpected loss of supply of AK006 or any of our other product candidates, for any reason, whether as a result of manufacturing, supply or storage issues or otherwise, including issues related to the COVID-19 pandemic, we could experience delays, disruptions, suspensions or terminations of, or be required to restart or repeat, any pending or ongoing clinical trials.

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

We may not gain the efficiencies we expect from scaling-up manufacturing of AK006, and our third-party manufacturers may be unable to successfully scale-up manufacturing in sufficient quality and quantity for AK006 or our other product candidates, which could delay or prevent the conducting of our clinical trials or the development or commercialization of our other product candidates.

Our third-party manufacturers are currently manufacturing AK006 at a scale that is sufficient for us to complete our planned clinical trials.

However, in order to conduct larger clinical trials with AK006 or with any of our other product candidates, we may need to manufacture them in large quantities. Our third-party manufacturers may be unable to successfully increase the manufacturing capacity for any of these product candidates in a timely or cost-effective manner, or at all. In addition, quality issues may arise during scale-up activities. If our third-party manufacturers are unable to successfully scale up the manufacture of our other product candidates in sufficient quality and quantity, the development, testing and clinical trials of that product candidate may be delayed or become infeasible, and marketing approval or commercial launch of any resulting product may be delayed or not obtained, which could significantly harm our business.

Changes in methods of product candidate manufacturing or formulation may result in additional costs, delays or have unintended impacts to the development of our product candidates.

As product candidates progress through preclinical studies and clinical trials to marketing approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulation, are altered along the way in an effort to optimize yield, manufacturing batch size, minimize costs and achieve consistent quality and results. Such changes carry the risk that they will not achieve these intended objectives or could cause our product candidates to perform differently and affect the results of planned clinical trials or other future clinical trials conducted with the altered materials. This could delay completion of clinical trials, require the conduct of bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidates and jeopardize our ability to commercialize our product candidates, if approved, and generate revenue.

The manufacture of biologics is complex and our third-party manufacturers may encounter difficulties in production. If any of our third-party manufacturers encounter such difficulties, our ability to provide adequate supply of our product candidates for clinical trials or our products for patients, if approved, could be delayed or prevented.

Manufacturing biologics, especially in large quantities, is complex and may require the use of innovative technologies to handle living cells. Each lot of an approved biologic must undergo thorough testing for identity, strength, quality, purity and potency. Manufacturing biologics requires facilities specifically designed for and validated for this purpose, and sophisticated quality assurance and quality control procedures are necessary. Slight deviations anywhere in the manufacturing process, including filling, labeling, packaging, storage and shipping and quality control and testing, may result in lot failures, product recalls or spoilage. If our current manufacturing locations become unavailable at their anticipated capacities or the location of the manufacturing of AK006 or our other product candidates is changed for any reason, it could result in a delay or disruption to the manufacturing process or lead to difficulties that we did not experience at the original manufacturing locations. When changes are made to the manufacturing process, we may be required to provide preclinical and clinical data showing the comparable identity, strength, quality, purity or potency of the products before and after such changes. If microbial, viral or other contaminations are discovered at the facilities of our manufacturer, such facilities may need to be closed for an extended period of time to investigate and remedy the contamination, which could delay clinical trials and adversely harm our business. The use of biologically derived ingredients can also lead to allegations of harm, including infections or allergic reactions, or closure of product facilities due to possible contamination. If our manufacturers are unable to produce sufficient quantities for clinical trials or for commercialization as a result of these challenges, our development and commercialization efforts would be impaired, which would have an adverse effect on our business, financial condition, results of operations and growth prospects.

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

The trading price of our common stock has been, and is likely to continue to be, highly volatile and subject to wide fluctuations in response to various factors, some of which we cannot control. We priced our initial public offering at $18.00 per share on July 19, 2018, and our common stock reached a high of $112.87 per share during the fourth quarter of 2021. As of March 8, 2024, the closing price of our common stock was $1.43. The trading price of our common stock could be subject to wide fluctuations in response to various factors, which in addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report, include:

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

In addition, the stock market in general, and pharmaceutical and biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies, including in response to the COVID-19 pandemic and ongoing economic uncertainty resulting from the war in Ukraine and conflict in the Middle East, inflationary pressures and rising interest rates. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. The realization of any of the above risks or any of a broad range of other risks, including those described in this “Risk Factors” section, could have a dramatic and adverse impact on the market price of our common stock.

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

An impairment in the carrying value of long-lived assets could negatively affect our consolidated results of operations and net worth. We have substantial amounts of long-lived assets, including right-of-use assets, property and equipment, which are subject to impairment analysis and review. Identifying and assessing whether impairment indicators exist, or if events or significant changes in market conditions have occurred, requires significant judgment. Any significant change in market conditions, including a sustained decline in our stock price, that indicate a reduction in carrying value, may give rise to impairment in the period that the change becomes known. We also continually evaluate whether events or circumstances have occurred that indicate the remaining estimated useful lives of our long-lived assets may warrant revision or whether the remaining balance of prepaid or other assets may not be recoverable. Any of the above actions could result in impairment charges which could substantially affect our reported earnings in the periods such charges are recorded.

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

•
delays or increased costs related to the COVID-19 pandemic or other public health concerns;
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
•
the timing and outcomes of clinical trials for AK006 and any of our future product candidates or competing product candidates;
•
the need to conduct unanticipated clinical trials or trials that are larger or more complex than anticipated;
•
competition from existing and potential future products that compete with AK006 and any of our future product candidates, and changes in the competitive landscape of our industry, including consolidation among our competitors or partners;
•
any delays in regulatory review or approval of AK006 or any of our future product candidates;
•
the level of demand for AK006 and any of our future product candidates, if approved, which may fluctuate significantly and be difficult to predict;
•
the risk/benefit profile, cost and reimbursement policies with respect to our product candidates, if approved, and existing and potential future products that compete with AK006 and any of our future product candidates;
•
our ability to commercialize AK006 and any of our future product candidates, if approved, inside and outside of the United States, either independently or working with third parties;
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

As of December 31, 2023, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 41.7% of our outstanding voting stock. As a result, this group of stockholders has the ability to significantly influence all matters requiring stockholder approval, including the election of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

We have been and may in the future be subject to securities litigation, which is expensive and could divert management attention.

The market price of our common stock may be volatile and, in the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We have been and may in the future be the target of this type of litigation. For example, on March 10, 2020, a putative securities class action complaint captioned Kim v. Allakos et al., No. 20-cv-01720 (N.D. Cal.) was filed in the United States District Court for the Northern District of California against us, our Chief Executive Officer, Dr. Robert Alexander, and our former Chief Financial Officer, Mr. Leo Redmond. The complaint asserted claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and sought damages based on alleged material misrepresentations and omissions concerning our Phase 2 clinical trials of lirentelimab. The complaint, as amended, was dismissed and we consider this matter closed. That said, other securities litigation against us could result in substantial costs and divert our management's attention from other business concerns, which could seriously harm our business.

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
•
provide that directors may only be removed “for cause”;
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
•
any action or proceeding asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, or other employees to us or our stockholders;
•
any action or proceeding asserting a claim arising pursuant to any provision of the DGCL, our amended and restated certificate of incorporation or our amended and restated bylaws; or
•
any action or proceeding asserting a claim governed by the internal-affairs doctrine.

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

Our business is heavily regulated and therefore involves significant interaction with public officials, including officials of non-U.S. governments. Additionally, in many other countries, the health care providers who prescribe pharmaceuticals are employed by their government, and the purchasers of pharmaceuticals are government entities; therefore, our dealings with these prescribers and purchasers are subject to enforcement under the FCPA. Recently the SEC and Department of Justice have increased their FCPA enforcement activities with respect to biotechnology and pharmaceutical companies. We sometimes leverage third parties to conduct our business and act on our behalf outside of the United States. We, our employees, agents, representatives, business partners and third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and we may be held liable for the corrupt or other illegal activities of these employees, agents, representatives, business partners or third-party intermediaries even if we do not explicitly authorize such activities.

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

We rely on both internal information technology systems and networks, and those of third parties, to transmit, store, and otherwise process information in connection with our business activities. We are increasingly dependent on our technology systems to operate our business, and our ability to effectively manage our business depends on the security, reliability and adequacy of our systems, networks, and data, and those for our CROs and other third-party service providers. Despite the implementation of security measures, the computer systems used by us or our third-party service providers are vulnerable to damage, disruption, outages, and interruptions from computer viruses, ransomware and other malicious code, denial of service and other cyberattacks, supply chain attacks, hacking and other means of obtaining unauthorized access, employee and service provider error or malfeasance, natural disasters, terrorism, war and telecommunication and electrical failure and other means to affect service reliability and threaten data confidentiality, integrity and availability. Any system failure, accident or security breach or incident that causes interruptions in our own or in third-party service providers’ operations could result in a material disruption of our drug discovery and development programs. A system failure or security breach or incident that leads to the loss, unavailability or corruption of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs in order to recover or reproduce the affected data. In addition, any disruption or security breach or incident may result in the unavailability or loss of or damage to our data or applications, or inappropriate use, acquisition, disclosure or other processing of confidential or proprietary information and loss of intellectual property. Should any of these occur, we may incur liability as a result, our drug discovery programs and competitive position may be adversely affected, and further development of our product candidates may be delayed. Any such disruption, failure or security breach or incident could also cause us to incur additional costs to address the disruption, failure, breach or incident and to remedy the damages that arise from such disruption, failure or security breach or incident. We and our third-party service providers may face difficulties or delays in identifying or responding to any disruption, failure, security breach or incident, and may find it necessary or appropriate to incur substantial costs in an effort to improve the protection of our data and information technology infrastructure, whether in response to an actual or suspected security breach or incident or otherwise. Many of our employees work and access systems remotely, which increases the risk of security breaches and incidents. Geopolitical tensions and conflicts, such as the ongoing Russia-Ukraine war may also create heightened risks of cyberattacks and other incidents.

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

As of December 31, 2023, we had gross U.S. federal and state net operating loss carryforwards of $893.7 million and $847.2 million, respectively. Federal net operating loss carryforwards of $831.8 million, which were generated after December 31, 2017, do not expire. The remaining $61.8 million of federal net operating loss carryforwards expire beginning in 2032. It is possible that we will not generate taxable income in time to use our net operating loss carryforwards before their expiration (if applicable) or at all. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage points change (by value) in the ownership of its equity by certain stockholders over a rolling three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and certain other pre-change tax attributes to offset its post-change income and taxes may be limited. We may have had one or more ownership changes in the past, and we may experience ownership changes in the future as a result of shifts in our stock ownership, some of which are outside our control. Accordingly, our ability to utilize our net operating loss carryforwards and certain other tax attributes could be severely limited or eliminated by an “ownership change” as described above, which could result in increased tax liability to our company or reduced value of our deferred tax assets.

Changes in tax laws or in their implementation or interpretation may adversely affect our financial condition, results of operations, and cash flows.

We are subject to income and non-income taxes in various jurisdictions. Tax laws, regulations and administrative practices in these jurisdictions may be subject to significant change, with or without advance notice. For example, the United States enacted the Tax Cuts and Jobs Act of 2017, which, starting from January 1, 2022, eliminates the option to deduct research and development expenditures currently and instead requires taxpayers to amortize them over five or fifteen years. More recently, the United States enacted the Inflation Reduction Act, which, among other provisions, imposes a one-percent excise tax on certain stock buybacks by U.S. publicly-traded corporations on or after January 1, 2023. In addition, the Organization for Economic Cooperation and Development proposed implementing a global minimum tax of 15%, which is being adopted or considered by many jurisdictions. Changes in tax laws, regulations, or rulings, changes in interpretations of existing laws and regulations, or changes in accounting principles could negatively and materially affect our financial position, cash flows, and results of operations.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Risk Management and Strategy

We have established policies and processes for assessing, identifying, and managing material risk from cybersecurity threats, and have integrated these processes into our overall risk management systems and processes. We routinely assess material risks from cybersecurity threats, including any potential unauthorized occurrence on or conducted through our information systems that may result in adverse effects on the confidentiality, integrity, or availability of our information systems or any information residing therein.

We conduct periodic risk assessments to identify cybersecurity threats, as well as assessments in the event of a material change in our business practices that may affect information systems that are vulnerable to such cybersecurity threats. These risk assessments include identification of reasonably foreseeable internal and external risks, the likelihood and potential damage that could result from such risks, and the sufficiency of existing policies, procedures, systems, and safeguards in place to manage such risks.

Following these risk assessments, we re-design, implement, and maintain reasonable safeguards to minimize identified risks; reasonably address any identified gaps in existing safeguards; and regularly monitor the effectiveness of our safeguards. We devote internal and external resources and designate high-level personnel, including our Chief Financial Officer, who reports to our Chief Executive Officer, to manage the risk assessment and mitigation process.

As part of our overall risk management system, we monitor and test our safeguards and train our employees on these safeguards, in collaboration with human resources, IT, and management. Personnel at all levels and departments are made aware of our cybersecurity policies through trainings.

We engage consultants or other third parties in connection with our risk assessment processes. These service providers assist us to design and implement our cybersecurity policies and procedures, as well as to monitor and test our safeguards.

We have not encountered cybersecurity challenges that have materially impaired our operations or financial standing. For additional information regarding whether any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect our company, including our business strategy, results of operations, or financial condition, please refer to Item 1A, “Risk Factors,” in this Annual Report, including the risk factors entitled “We may experience disruptions and delays or incur financial damages as a result of system failures or security breaches or incidents” and “If we fail to comply with applicable U.S. and foreign privacy and data protection laws and regulations, we may be subject to liabilities that adversely affect our business, operations and financial performance”.

Governance

One of the key functions of our Board is informed oversight of our risk management process, including risks from cybersecurity threats. Our Board is responsible for monitoring and assessing strategic risk exposure, and our executive officers are responsible for the day-to-day management of the material risks we face. Our Board administers its cybersecurity risk oversight function directly as a whole, as well as through the audit committee.

Our Chief Financial Officer, in conjunction with our information security team and third-party consultants, is primarily responsible to assess and manage our material risks from cybersecurity threats.

Our Chief Financial Officer oversees our cybersecurity policies and processes, including those described in “Risk Management and Strategy” above. The cybersecurity risk management program includes tools and activities to prevent, detect, and analyze current and emerging cybersecurity threats, and plans and strategies to address threats and incidents.

Our Chief Financial Officer provides briefings to the audit committee regarding our company’s cybersecurity risks and activities, including any recent cybersecurity incidents and related responses, cybersecurity systems testing, activities of third parties, and the like. In addition, our Chief Financial Officer provides briefings of any significant cybersecurity matters to the Board as well as an annual update of cybersecurity risks and activities.

Item 2. Properties.

Our corporate headquarters are currently located in San Carlos, California, where we lease approximately 96,000 square feet of office, research and development and laboratory space pursuant to a lease agreement that expires on October 31, 2031.

We believe that our facilities will be sufficient for our needs over the next twelve months. We may need additional space as we expand our business and believe that additional space when needed, will be available on commercially reasonable terms.

Item 3. Legal Proceedings.

From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. We are not currently a party to any litigation or legal proceedings that, in the opinion of our management, are likely to have a material adverse effect on our business. Regardless of outcome, such proceedings or claims can have an adverse impact on us because of defense and settlement costs, diversion of resources and other factors, and there can be no assurances that favorable outcomes will be obtained.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock has been listed on the NASDAQ Global Select Market under the symbol “ALLK”.

Holders of Common Stock

As of March 1, 2024, there were 12 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our common stock represented by these record holders.

Dividend Policy

We have never declared or paid any cash dividends on our common stock or any other securities. We anticipate that we will retain all available funds and any future earnings, if any, for use in the operation of our business and do not anticipate paying cash dividends in the foreseeable future. In addition, future debt instruments may materially restrict our ability to pay dividends on our common stock. Payment of future cash dividends, if any, will be at the discretion of the Board after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, the requirements of current or then-existing debt instruments and other factors the Board deems relevant.

Performance Graph

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide this information.

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

Overview

We are a clinical stage biotechnology company developing therapeutics which target immunomodulatory receptors present on immune effector cells involved in allergic, inflammatory and proliferative diseases. Activating inhibitory receptors allows us to directly target cells involved in disease pathogenesis and, in the setting of allergy and inflammation, has the potential to result in broad inhibition of inflammatory cells. In the setting of proliferative diseases, blocking the inhibitory function of the receptors could restore the immune cells’ ability to identify and kill proliferative cells. Our most advanced product candidate, AK006, is currently in a Phase 1 clinical trial.

AK006 has shown activity in preclinical studies including a broad array of animal disease models of mast cell diseases. We have prioritized our AK006 development efforts based on our assessment of the probability of clinical and regulatory success, unmet medical need and potential market opportunity. We have assembled a team with a proven track record and deep experience in antibody discovery and in clinical development, operations and finance.

The key elements of our strategy are to:

•
Evaluate AK006 in healthy volunteers. AK006 is currently being evaluated in a Phase 1 SAD and MAD study in healthy volunteers. The study is designed to assess safety, PK and PD of AK006. As part of the phase 1 study, we plan to collect skin biopsies from healthy volunteers dosed with AK006 which will allow us to look at the amount of AK006 that is bound to the Siglec-6 receptor on skin mast cells (also known as the receptor occupancy). Given that CSU is believed to be caused by inappropriately activated skin mast cells, this information will allow us to assess AK006’s ability to reach the pathogenic cell type in the target tissue and to determine whether AK006 is achieving receptor occupancy levels consistent with the levels required for inhibition in preclinical studies. We expect to report data from the Phase 1 SAD and MAD portions of the study in the second quarter of 2024.
•
Obtain POC with AK006 in CSU and other mast cell driven conditions. Allakos plans to test AK006 in a randomized, double-blind, placebo-controlled cohort of patients with CSU. We expect data from the CSU cohort to be available at year end 2024. Chronic spontaneous urticaria is an inflammatory skin disease believed to be caused by the inappropriate activation of mast cells in the skin. We believe there is a need for additional treatments for patients with CSU that are refractory to antihistamines. In addition, in 2024 we plan to initiate a clinical study with AK006 in an additional mast cell driven condition.
•
Develop Subcutaneous formulation of AK006. We have also developed a formulation of AK006 for SC administration. As part of the Phase 1 study, we are administering SC AK006 to a cohort of healthy volunteers. We expect to report SC AK006 safety, PK, and PD data, including bioavailability as well as Siglec-6 receptor occupancy in skin biopsy samples, during the third quarter of 2024. Pending positive data from the SC cohort, Allakos plans to use the SC formulation in subsequent AK006 clinical development.
•
Build therapeutic pipeline. Our research is focused on immunomodulatory receptors present on immune effector cells involved in allergic, inflammatory and proliferative diseases. Activating these immunomodulatory receptors allows us to directly target cells involved in disease pathogenesis and, in the setting of allergy and inflammation, has the potential to result in broad inhibition of inflammatory cells. In the setting of proliferative diseases, blocking the inhibitory the function of the receptors could restore the immune cells’ ability to identify and kill proliferative cells. Following this approach, we have developed AK006 and have research programs directed at other immunomodulatory targets.

AK006 targets Siglec-6, an inhibitory receptor expressed selectively on mast cells, a type of white blood cell that is widely distributed in the body and plays a central role in the inflammatory response. Binding of AK006 to Siglec-6 activates the native inhibitory function of the receptor which in turn reduces mast cell activation. In preclinical studies, AK006 inhibited multiple modes of mast cell activation, including IgE, IL-33, KIT, C5a, and MRGPR-X2, resulting in the deep suppression of mast cell activation. In addition to mast cell inhibition, AK006 reduced human tissue mast cells via ADCP in the presence of activated macrophages. AK006 is currently being evaluated in a Phase 1 study in healthy volunteers and Allakos plans to initiate a randomized, double-blind, placebo-controlled cohort of patients with CSU. We expect data from the CSU cohort to be available at year end 2024.

Chronic spontaneous urticaria is an inflammatory skin disease believed to be caused by the inappropriate activation of mast cells via IgE-dependent and IgE-independent pathways in the skin. Symptoms of chronic spontaneous urticaria include frequent and unpredictable eruption of hives, severe itching and swelling. First-line treatment consists of H1 antihistamine medication; however, a significant number of patients do not receive adequate benefit even at up to four times the labeled dose. In the United States, it is estimated that there are 800 thousand adults with moderate-to-severe CSU whose disease is refractory to antihistamines. There is only one FDA approved therapy for patients who are refractory to antihistamines, omalizumab, which binds IgE. Because AK006, inhibits both IgE-dependent and IgE-independent modes of mast cell activation, it has the potential to treat a broad CSU population or show greater symptom improvement.

In the third quarter of 2023 Allakos began dosing healthy volunteers in a randomized, double-blind, placebo-controlled Phase 1 study of AK006. The Phase 1 study of AK006 consists of SAD and MAD cohorts in healthy volunteers as well as well as a cohort in patients with CSU who will be administered AK006 via intravenous infusion. We expect to report SAD and MAD safety, PK and PD results in the second quarter of 2024.

As part of the Phase 1 study, we plan to collect skin biopsies from healthy volunteers dosed with AK006 which will allow us to look at the amount of AK006 that is bound to the Siglec-6 receptor on skin mast cells (also known as the receptor occupancy). Given that CSU is believed to be caused by inappropriately activated skin mast cells, this information will allow us to assess AK006’s ability to reach the pathogenic cell type in the target tissue and to confirm that AK006 is achieving receptor occupancy levels consistent with the levels required for inhibition in preclinical experiments. Following the SAD and MAD portions of the Phase 1 AK006 study in healthy volunteers, Allakos plans to initiate a randomized, double-blind, placebo-controlled cohort of patients with CSU. We expect data from the CSU cohort to be available at year end 2024.

We have also developed a formulation of AK006 for SC administration. As part of the Phase 1 study, we are administering SC AK006 to a cohort of healthy volunteers. We expect to report SC AK006 safety, PK, and PD results, including bioavailability as well as Siglec-6 receptor occupancy in skin biopsy samples, during the third quarter of 2024. Pending positive data from the SC cohort, we plan to use the SC formulation in subsequent AK006 clinical development.

We had also been developing lirentelimab (AK002) and, in conjunction with the Phase 2 lirentelimab results in atopic dermatitis and chronic spontaneous urticaria, we announced on January 16, 2024 that we no longer plan to pursue further development of lirentelimab. Lirentelimab has been administered in more than 1,000 patients, and with approximately 500 patients exposed for six months or more. Lirentelimab has generally been well tolerated with no long-term safety findings to date.

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

To date, we have not had any products approved for sale and have not generated any revenue nor been profitable. Further, we do not expect to generate revenue from product sales until such time, if ever, that we are able to successfully complete the development and obtain marketing approval for one of our product candidates. We will continue to require additional capital to develop our product candidates and fund operations for the foreseeable future. We have incurred significant operating losses to date and expect to incur significant operating losses for the foreseeable future. Our net losses were $185.7 million and $320.0 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $1,118.5 million.

In January 2024, we began implementing the 2024 Reorganization Plan to reduce operating costs and better align our workforce with our current clinical development plans of our business. Accordingly, we decided to halt lirentelimab-related activities across clinical, manufacturing, research and administrative functions. As a result, we will reduce our workforce by approximately 50%. While this will result in increased near-term costs, primarily in the first and second quarters of 2024, we believe that the 2024 Reorganization Plan will reduce our overall spending in subsequent quarters subject to periodic fluctuations caused by the timing of ongoing manufacturing development efforts and the timing of future clinical trials. Further, we test long-lived assets for impairment if changes in circumstances or the occurrence of events suggest impairment exists. Any significant change in market conditions, including a sustained decline in our stock price, that indicate a reduction in carrying value may give rise to impairment in the period that the change becomes known. Such factors could result in significant additional non-cash charges including impairment of long-lived assets and accelerated depreciation for assets that have shortened expected asset lives.

As of December 31, 2023, we had cash, cash equivalents and marketable securities of $170.8 million, which we believe will be sufficient to fund our planned operations for at least the next 12 months from the issuance of our audited financial statements included elsewhere in this Annual Report on Form 10-K.

Results of Operations

The following table summarizes our results of operations for the periods indicated (in thousands):

	Year Ended December 31,
	2023	2022
Operating expenses
Research and development	$150,908	$265,081
General and administrative	45,148	57,348
Total operating expenses	196,056	322,429
Loss from operations	(196,056)	(322,429)
Interest income	10,347	3,673
Other income (expense), net	8	(1,196)
Net loss	(185,701)	(319,952)
Unrealized gain (loss) on marketable securities	334	(131)
Comprehensive loss	$(185,367)	$(320,083)

Comparison of the Years Ended December 31, 2023 and 2022

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
•
costs incurred to conduct nonclinical research and development activities;
•
costs incurred under service agreements with clinical contract research organizations (“CROs”) and clinical investigative sites to conduct our clinical studies;

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

External costs incurred from CDMOs, clinical CROs and clinical investigative sites have comprised a significant portion of our research and development expenses since inception. We track these costs on a program-by-program basis following the advancement of a product candidate into clinical development. However, consulting and personnel-related costs, laboratory supplies and non-capital equipment utilized in the conduct of in-house research, in-licensing fees, various pre-clinical research costs and general overhead, are not tracked on a program-by-program basis, nor are they allocated, as they commonly benefit multiple projects, including those still in our pipeline.

We anticipate that our research and development expenses will fluctuate from quarter-to-quarter in the future, primarily driven by the timing of costs associated with the manufacturing of our product candidates, as well as the timing of future clinical trials. We expect the first half of 2024 to include significant expenses relating to lirentelimab, as we incur closeout costs, employee severance, and other costs resulting from the decision to halt development of lirentelimab.

The following table summarizes our research and development expenses for the periods indicated (in thousands):

	Year Ended December 31,
	2023	2022
Contract clinical and manufacturing costs	$70,240	$181,975
Consulting, professional and personnel-related costs	53,509	56,527
Other unallocated research and development costs	27,159	26,579
Total	$150,908	$265,081

Research and development expenses were $150.9 million for the year ended December 31, 2023 compared to $265.1 million for the year ended December 31, 2022, a decrease of $114.2 million primarily due to decreases in contract clinical and manufacturing costs.

Contract clinical and manufacturing costs decreased by $111.7 million in fiscal 2023 compared to the prior year largely due to $134.5 million in costs recognized in fiscal 2022 associated with the manufacturing termination agreement entered into during the first quarter of 2022, as well as a decrease of approximately $3.6 million in clinical related costs, offset by a $26.4 million increase in other manufacturing spending.

Consulting, professional and personnel-related costs decreased by $3.0 million in fiscal 2023 compared to the prior year resulting from cost saving measures implemented during the first quarter of 2022 including reduced headcount and offset by a $0.2 million increase in stock-based compensation expense.

Other unallocated research and development costs increased $0.6 million in fiscal 2023 compared to the prior year primarily due to increased pre-clinical research activities.

We anticipate that our research and development expenses will decrease significantly in 2024 due to the cost cutting measures associated with the 2024 Reorganization Plan resulting from our decision to halt lirentelimab development. We believe that the majority of the costs associated with the 2024 Reorganization Plan and lirentelimab close out costs will be incurred during the first half of 2024, but that these cost cutting efforts will reduce our overall spending, excluding stock-based compensation, in subsequent quarters subject to periodic fluctuations caused by the timing of manufacturing development and clinical trial activities.

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

General and administrative expenses were $45.1 million for the year ended December 31, 2023 compared to $57.3 million for the year ended December 31, 2022, a decrease of $12.2 million. The period-over-period decrease in general and administrative expenses was primarily attributable to cost reduction efforts initiated in the first quarter of 2022 which helped drive an $8.7 million decrease in employee compensation costs as well as a $3.5 million decrease in professional and other administrative expenses. Employee compensation costs in fiscal 2023 included a $2.1 million decrease in stock-based compensation expense as compared to the prior year.

We anticipate that our general and administrative expenses will decrease in 2024 following the employment severance related costs associated with the 2024 Reorganization Plan. We believe that the 2024 Reorganization Plan will reduce our overall spending, excluding stock-based compensation, in subsequent quarters. Additionally, we expect to continue to incur costs associated with operating as a public company, including expenses related to maintaining compliance with the rules and regulations of the SEC, and those of any national securities exchange on which our securities are traded, additional insurance premiums, information technology and facility activities, and other ancillary administrative and professional services.

Interest Income

Interest income was $10.3 million for the year ended December 31, 2023, compared to $3.7 million for the year ended December 31, 2022, an increase of $6.7 million. The year-over-year increase is primarily attributable to higher interest rates.

Other Income (Expense), Net

Other income, net, for the year ended December 31, 2023 was immaterial, compared to a $1.2 million loss for the year ended December 31, 2022, primarily due to foreign exchange losses incurred in fiscal 2022.

Liquidity and Capital Resources

Sources of Liquidity

As of December 31, 2023, we had cash, cash equivalents and marketable securities of $170.8 million. Based on our existing business plan, we believe that our current cash, cash equivalents and marketable securities will be sufficient to fund our anticipated level of operations through at least the next 12 months from the issuance of our audited financial statements included elsewhere in this Annual Report on Form 10-K.

We are a clinical stage biotechnology company with a limited operating history. As a result of our significant research and development expenditures, we have generated net losses since our inception. We have financed our operations primarily through equity offerings.

In May 2022, we filed a shelf registration statement on Form S-3 (File No. 3333-265085) with the SEC pursuant to which we may, from time to time, sell up to an aggregate of $250.0 million of our common stock. On May 31, 2022, the registration statement was declared effective by the SEC, which allows us to access the capital markets for the three-year period following this effective date. Our September 2022 equity offering and our outstanding “at-the-market” offering program were offered under this Form S-3. Further details of these programs are included below.

Additionally, in November 2023, we filed a shelf registration statement on Form S-3 (File No. 333-275517) with the SEC pursuant to which we may, from time to time, sell up to an aggregate of $250.0 million of our common stock. On November 24, 2023, the registration statement was declared effective by the SEC, which allows us to access the capital markets for the three-year period following this effective date.

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

“At-the-Market” Equity Offerings

On August 4, 2022, we entered into a sales agreement (the “2022 Sales Agreement”) with Cowen and Company, LLC (“Cowen”). Pursuant to the 2022 Sales Agreement we may sell, from time to time up to an aggregate of $75.0 million in gross sales proceeds of our common stock through an “at-the-market” offering (“ATM Offering”). We will pay Cowen a commission equal to 3.0% of the gross proceeds from the sale of shares of our common stock under the 2022 Sales Agreement. The $75.0 million of common stock that may be offered, issued and sold in the ATM Offering is included in the $250.0 million of securities that may be offered, issued and sold by us under our registration statement on Form S-3 (File No. 333-265085). We expect to use the net proceeds from sales under the 2022 Sales Agreement for general corporate purposes.

During the year ended December 31, 2023, we sold 0.1 million shares of our common stock at an average price of $7.20 per share through our ATM Offering, resulting in proceeds of $1.0 million net of commissions, with all sales occurring during the first quarter of 2023. Under our current ATM Offering program, $74.0 million of common stock remain available for future sales as of December 31, 2023; however, we are not obligated to make any sales under this program.

Summary Cash Flows

The following table summarizes the primary sources and uses of our cash, cash equivalents, and restricted cash for the periods indicated (in thousands):

	Year Ended December 31,
	2023	2022
Net cash used in operating activities	$(116,480)	$(279,971)
Net cash provided by investing activities	93,175	71,681
Net cash provided by financing activities	2,528	141,882
Net decrease in cash, cash equivalents and restricted cash	$(20,777)	$(66,408)

Comparison of the Years Ended December 31, 2023 and 2022

Cash Used in Operating Activities

Net cash used in operating activities was $116.5 million for the year ended December 31, 2023, which was primarily attributed to our net loss of $185.7 million adjusted for net noncash charges of $43.6 million and net changes in operating assets and liabilities of $25.6 million. Noncash charges included $41.2 million in stock-based compensation expense, $6.1 million in depreciation and amortization expense, $1.5 million in noncash lease expense and were offset by $5.3 million in net accretion of premium and discounts on marketable securities.

Net cash used in operating activities was $280.0 million for the year ended December 31, 2022, which was primarily attributable to our net loss of $320.0 million adjusted for net noncash charges of $53.7 million and net changes in operating assets and liabilities of $13.8 million. Noncash charges included $43.2 million in stock-based compensation expense, $7.1 million in depreciation and amortization expense, $2.9 million in noncash lease expense and $0.6 million in net amortization of premium and discounts on marketable securities.

Cash Provided by Investing Activities

Net cash provided by investing activities was $93.2 million for the year ended December 31, 2023, which consisted of $263.0 million in proceeds from maturities of marketable securities, partially offset by $169.2 million in purchases of marketable securities and $0.6 million in purchases of property and equipment.

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

Cash Provided by Financing Activities

Net cash provided by financing activities was $2.5 million for the year ended December 31, 2023, which consisted primarily of $1.0 million in proceeds from the issuance of common stock under our ATM Offering program, $0.9 million in proceeds from the issuance of common stock under the 2018 ESPP and $0.7 million in proceeds from employees for the exercise of stock options.

Net cash provided by financing activities was $141.9 million for the year ended December 31, 2022, which consisted primarily of $140.6 million in proceeds from the issuance of common stock pursuant to the September 2022 Offering, $0.9 million in proceeds from employees for the exercise of stock options and $0.4 million in proceeds from the issuance of common stock under the 2018 ESPP.

Funding Requirements

As of December 31, 2023, we had cash, cash equivalents and marketable securities, excluding restricted cash, of $170.8 million, which we believe will be sufficient to fund our planned operations for at least the next 12 months from the issuance date of our audited financial statements included elsewhere in this Annual Report on Form 10-K. We will continue to require additional capital to develop our product candidates, achieve commercial approval and fund operations for the foreseeable future. We intend to seek and have sought to raise funding from time to time through private or public equity or debt financings, or other sources such as strategic collaborations. Adequate additional funding may not be available to us on acceptable terms or at all. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies.

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

Contractual Obligations and Commitments

The following table outlines our contractual obligations and commitments at December 31, 2023 (in millions) and does not incorporate any cancellations or termination agreements entered into subsequent to December 31, 2023:

	Payments Due by Period
		Less than	1-3	3-5	More than 5
	Total	1 Year	Years	Years	Years
Operating lease obligations (1)	$61.8	$7.4	$14.8	$15.7	$23.9
Purchase obligations (2)	6.0	6.0	—	—	—
Total	$67.8	$13.4	$14.8	$15.7	$23.9

(1)
Operating lease obligations represent future lease payments due primarily under our corporate facility lease agreement.
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

Effects of Inflation

Inflation generally affects us by increasing our cost of labor and research and development contracts. We do not believe that inflation has had a material effect on our financial results during the periods presented.

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

Item 8. Financial Statements and Supplementary Data.

ALLAKOS INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Allakos Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Allakos Inc. (the Company) as of December 31, 2023 and 2022, the related statements of operations and comprehensive loss, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosures to which it relates.

Accrued Clinical Investigative Sites Expenses
Description of the Matter

As discussed in Note 2, accrued research and development expenses are recorded for estimated unpaid costs of research and development activities conducted by the Company and its third-party service providers, which include the conduct of preclinical and clinical studies, and contract manufacturing activities. Accrued contract research and development expenses were $22.3 million as of December 31, 2023, which includes the estimated accrued clinical investigative sites expenses incurred but not invoiced under agreements with investigative clinical trial sites that conduct clinical studies (“Accrued Clinical Investigative Sites Expenses”). The accrual for these Accrued Clinical Investigative Site Expenses includes estimates of services completed. Auditing these Accrued Clinical Investigative Sites Expenses was complex due to the required analysis of extensive data in determining the estimated expenses incurred but not invoiced.

How We Addressed the Matter in Our Audit

We obtained an understanding of the Company’s process to determine Accrued Clinical Investigative Sites Expenses. Our audit procedures included testing the accuracy and completeness of the inputs used in management’s analysis to determine expenses incurred but not invoiced and making direct inquiries of the Company's personnel that oversee the clinical trials. Further, we verified the accrued expenses incurred but not invoiced to the underlying agreements and the information provided by third-party service providers.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2016.

San Mateo, California

March 14, 2024

ALLAKOS INC.

BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$66,440	$87,217
Investments	104,354	192,569
Prepaid expenses and other current assets	9,095	29,057
Total current assets	179,889	308,843
Property and equipment, net	33,369	39,144
Operating lease right-of-use assets	24,136	30,225
Other long-term assets	6,216	8,208
Total assets	$243,610	$386,420
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,764	$4,832
Accrued expenses and other current liabilities	34,814	25,206
Total current liabilities	36,578	30,038
Operating lease liabilities, net of current portion	38,215	45,949
Total liabilities	74,793	75,987
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 20,000 shares authorized as of December 31, 2023 and 2022; no shares issued and outstanding as of December 31, 2023 and 2022	—	—
Common stock, $0.001 par value per share; 200,000 shares authorized as of December 31, 2023 and 2022; 87,750 and 85,387 shares issued and outstanding as of December 31, 2023 and 2022, respectively	88	85
Additional paid-in capital	1,287,156	1,243,408
Accumulated other comprehensive income (loss)	50	(284)
Accumulated deficit	(1,118,477)	(932,776)
Total stockholders’ equity	168,817	310,433
Total liabilities and stockholders’ equity	$243,610	$386,420

See accompanying notes to financial statements

ALLAKOS INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

	Year Ended December 31,
	2023	2022
Operating expenses
Research and development	$150,908	$265,081
General and administrative	45,148	57,348
Total operating expenses	196,056	322,429
Loss from operations	(196,056)	(322,429)
Interest income	10,347	3,673
Other income (expense), net	8	(1,196)
Net loss	(185,701)	(319,952)
Unrealized gain (loss) on marketable securities	334	(131)
Comprehensive loss	$(185,367)	$(320,083)
Net loss per common share:
Basic and diluted	$(2.14)	$(5.06)
Weighted-average number of common shares outstanding:
Basic and diluted	86,798	63,284

See accompanying notes to financial statements

ALLAKOS INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2021	54,622	$54	$1,058,399	$(153)	$(612,824)	$445,476
Stock-based compensation expense	—	—	43,158	—	—	43,158
Issuance of common stock upon exercise of stock options	464	1	852	—	—	853
Issuance of common stock upon 2018 ESPP purchase	104	—	438	—	—	438
Issuance of common stock upon follow-on offering, net of offering costs of $9,417	29,882	30	140,561	—	—	140,591
Issuance of common stock upon vesting of restricted stock units	315	—	—	—	—	—
Unrealized gain (loss) on marketable securities	—	—	—	(131)	—	(131)
Net loss	—	—	—	—	(319,952)	(319,952)
Balance as of December 31, 2022	85,387	$85	$1,243,408	$(284)	$(932,776)	$310,433
Stock-based compensation expense	—	—	41,223	—	—	41,223
Issuance of common stock upon exercise of stock options	206	—	673	—	—	673
Issuance of common stock upon 2018 ESPP purchase	281	—	865	—	—	865
Issuance of common stock upon ATM offering	142	—	990	—	—	990
Issuance of common stock upon vesting of restricted stock units	1,734	3	(3)	—	—	—
Unrealized gain (loss) on marketable securities	—	—	—	334	—	334
Net loss	—	—	—	—	(185,701)	(185,701)
Balance as of December 31, 2023	87,750	$88	$1,287,156	$50	$(1,118,477)	$168,817

See accompanying notes to financial statements

ALLAKOS INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2023	2022
Cash flows from operating activities
Net loss	$(185,701)	$(319,952)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	41,223	43,158
Net amortization (accretion) of premiums and discounts on marketable securities	(5,250)	588
Depreciation and amortization	6,141	7,071
Noncash lease expense	1,491	2,904
Gain on lease modification	—	—
Loss on disposal of property and equipment	3	28
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	19,994	(2,431)
Other long-term assets	1,992	(574)
Accounts payable	(2,845)	(8,765)
Accrued expenses and other current liabilities	9,907	1,152
Operating lease liabilities, net of current portion	(3,435)	(3,150)
Net cash used in operating activities	(116,480)	(279,971)
Cash flows from investing activities
Purchases of marketable securities	(169,233)	(228,144)
Proceeds from maturities of marketable securities	263,000	287,000
Proceeds from sale of marketable securities	—	19,989
Purchases of property and equipment	(592)	(8,333)
Proceeds from sale of property and equipment	—	1,169
Net cash provided by investing activities	93,175	71,681
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	990	140,591
Proceeds from exercise of stock options, net of repurchases	673	853
Proceeds from issuance of common stock under 2018 ESPP	865	438
Net cash provided by financing activities	2,528	141,882
Net increase (decrease) in cash, cash equivalents and restricted cash	(20,777)	(66,408)
Cash, cash equivalents and restricted cash, beginning of period	88,689	155,097
Cash, cash equivalents and restricted cash, end of period	$67,912	$88,689
Supplemental disclosures
Right-of-use assets obtained in exchange for lease obligations	$665	$1,422
Noncash adjustments to right-of-use assets	$(5,307)	$—
Changes of property and equipment in accounts payable and accruals	$(223)	$(4,021)

See accompanying notes to financial statements

ALLAKOS INC.

NOTES TO FINANCIAL STATEMENTS

1. Organization and Business

Allakos Inc. (“Allakos” or the “Company”) was incorporated in the state of Delaware in March 2012. Allakos is a clinical stage biopharmaceutical company focused on developing therapeutics which target immunomodulatory receptors present on immune effector cells involved in allergic, inflammatory and proliferative diseases. Our most advanced product candidate is AK006 which targets mast cells. Inappropriately activated mast cells have been identified as key drivers in a number of severe diseases affecting the gastrointestinal tract, eyes, skin, lungs and other organs. The Company’s primary activities to date have included establishing its facilities, recruiting personnel, conducting research and development of its product candidates and raising capital. The Company’s operations are located in San Carlos, California.

Liquidity Matters

Since inception, the Company has incurred net losses and negative cash flows from operations. During the year ended December 31, 2023, the Company incurred a net loss of $185.7 million and used $116.5 million of cash in operations. As of December 31, 2023, the Company had an accumulated deficit of $1,118.5 million and does not expect to experience positive cash flows from operating activities in the foreseeable future. The Company has financed its operations to date primarily through the sale of common stock. Management expects to incur additional operating losses in the future as the Company continues to further develop, seek regulatory approval for and, if approved, commence commercialization of its product candidates.

Due to the clinical study results released in January 2024, our Board of Directors approved a reorganization plan to reduce operating costs and better align our workforce with our current clinical development plans of our business (the “2024 Reorganization Plan”). Refer to Note 12 “Subsequent Events” for additional details.

The Company had $170.8 million of cash, cash equivalents and marketable securities at December 31, 2023. Management believes that this amount is sufficient to fund the Company’s operations for at least the next 12 months from the issuance date of these financial statements.

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

Use of Estimates

Management uses significant judgment when making estimates related to stock-based compensation expense, accrued research and development expense, and lease related assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates under different assumptions or conditions, and those differences could be material to the financial position and results of operations.

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

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Company’s balance sheets and which, in aggregate, represent the amounts reported in the statements of cash flows (in thousands):

	December 31,
	2023	2022
Cash and cash equivalents	$66,440	$87,217
Restricted cash in other long-term assets	1,472	1,472
Total	$67,912	$88,689

Restricted cash at December 31, 2023 represents $1.5 million of security deposits for the lease of the Company’s facility in San Carlos, California. The security deposit is in the form of a letter of credit secured by restricted cash and is recorded in other long-term assets on the Company's balance sheets.

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

Property and Equipment, Net

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Generally, the useful lives of laboratory equipment and capitalized software are five years, furniture and office equipment are three to five years, and leasehold improvements property and equipment are the shorter of the remaining lease term or the estimated life of the assets.

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

Expected volatility – As there is insufficient trading history for the Company’s common stock, the Company has based its computation of expected volatility on the historical volatility of our stock as well as a representative group of public companies with similar characteristics to the Company, including stage of product development and life science industry focus. The historical volatility is calculated based on a period of time commensurate with the expected term assumption.

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

Comprehensive Loss

Comprehensive loss is defined as the change in stockholders’ equity during a period from transactions and other events and circumstances from non-owner sources. The difference between net loss and comprehensive loss for the years ended December 31, 2023 and 2022 are a result of unrealized gains and losses on the Company’s investments in marketable securities included in current assets on the Company's balance sheets.

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

The Company’s weighted-average shares of common stock outstanding increased from 63.3 million shares of common stock outstanding during the year ended December 31, 2022 to 86.8 million shares of common stock outstanding during the year ended December 31, 2023 primarily as a result of the 29.9 million shares sold as part of an underwritten registered direct offering closed on September 21, 2022 (the “September 2022 Offering”). Refer to Note 8 “Stockholders’ Equity” for additional details related to the offering.

Basic and diluted net loss per share was calculated as follows (in thousands, except per share data):

	Year Ended December 31,
	2023	2022
Numerator:
Net loss	$(185,701)	$(319,952)
Denominator:
Weighted-average shares of common stock outstanding, basic and diluted	86,798	63,284
Net loss per share, basic and diluted	$(2.14)	$(5.06)

The following table sets forth the potentially dilutive securities that have been excluded from the calculation of diluted net loss per share due to their anti-dilutive effect for the periods indicated (in thousands):

	Year Ended December 31,
	2023	2022
Options to purchase common stock	7,968	5,423
Unvested restricted stock units	5,621	4,478
Unvested performance stock unit	2,845	3,276
Shares issuable under employee stock purchase plans	127	135
Total	16,561	13,312

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

Recently Issued and Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU requires entities to expand its existing income tax disclosures, specifically related to the rate reconciliation and income taxes paid. This authoritative guidance will be effective for us in fiscal year 2025, with early adoption permitted. The Company is currently evaluating the impact of the ASU, but does not expect any material impacts upon adoption.

3. Fair Value Measurements

The Company measures and reports certain financial instruments as assets and liabilities at fair value on a recurring basis. The Company’s financial assets measured at fair value on a recurring basis were as follows (in thousands):

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$67,070	$—	$—	$67,070
Total cash equivalents	67,070	—	—	67,070
Short-term marketable securities
U.S. treasuries	96,705	—	—	96,705
U.S. government agency bonds	7,649	—	—	7,649
Total short-term marketable securities	104,354	—	—	104,354
Total cash equivalents and short-term marketable securities	$171,424	$—	$—	$171,424

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$86,270	$—	$—	$86,270
Total cash equivalents	86,270	—	—	86,270
Short-term marketable securities
U.S. treasuries	192,569	—	—	192,569
Total short-term marketable securities	192,569	—	—	192,569
Total cash equivalents and short-term marketable securities	$278,839	$—	$—	$278,839

The Company evaluates transfers between levels at the end of each reporting period. There were no transfers of assets or liabilities between levels during the years ended December 31, 2023 and 2022.

4. Investments

All investments were considered available-for-sale at December 31, 2023 and 2022. The amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s investments by major security type are summarized in the table below (in thousands):

	December 31, 2023
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale securities
U.S. treasuries classified as investments	$96,688	$39	$(22)	$96,705
U.S. government agency bonds	7,652	—	(3)	7,649
Total available-for-sale securities	$104,340	$39	$(25)	$104,354

	December 31, 2022
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale securities
U.S. treasuries classified as investments	$192,853	$3	$(287)	$192,569
Total available-for-sale securities	$192,853	$3	$(287)	$192,569

The amortized cost of available-for-sale securities is adjusted for amortization of premiums and accretion of discounts to maturity. As of December 31, 2023 and 2022, the aggregate fair value of securities held by the Company in an unrealized loss position for less than twelve months was $53.7 million and $162.6 million, respectively. All of these securities had remaining maturities of less than one year. The Company has the intent and ability to hold such securities until recovery and has determined that there has been no material change to their credit risk. As a result, the Company determined it did not hold any investments with a credit loss at December 31, 2023 and 2022.

There were no material realized gains or losses recognized on the sale or maturity of available-for-sale securities during the years ended December 31, 2023 and 2022, and as a result, there were no material reclassifications out of accumulated other comprehensive gain (loss) for the same periods.

5. Balance Sheet Components and Supplemental Disclosures

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2023	2022
Prepaid clinical expenses	$1,092	$1,741
Prepaid manufacturing expenses	3,877	21,998
Other prepaid expenses or current assets	4,126	5,318
Total	$9,095	$29,057

The decrease in prepaid manufacturing expenses from December 31, 2022 to December 31, 2023 is primarily due to the timing of manufacturing activities relating to lirentelimab.

Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	December 31,
	2023	2022
Laboratory equipment	$6,993	$6,473
Furniture and office equipment	3,947	3,947
Leasehold improvements	32,386	32,457
Capitalized software	4,382	4,112
Construction-in-progress or pending installation	69	422
	47,777	47,411
Less accumulated depreciation	(14,408)	(8,267)
Property and equipment, net	$33,369	$39,144

Depreciation expense for the years ended December 31, 2023 and 2022 was $6.1 million, and $7.1 million, respectively. During the year ended December 31, 2022, gross fixed assets of $5.8 million with accumulated depreciation of $4.6 million were disposed of or sold for $1.2 million in conjunction with exiting the Redwood City facility.

Other Long-Term Assets

Other long-term assets were $6.2 million and $8.2 million as of December 31, 2023 and 2022, respectively. Other long-term assets at December 31, 2023 and 2022 included $0.8 million and $6.6 million, respectively, in advance payments to CDMOs for development and manufacturing services expected to be provided more than one year from the balance sheet date. Other long-term assets as of December 31, 2023 additionally includes $3.9 million of tax credit receivables classified as long-term.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2023	2022
Accrued contract research and development expense	$22,262	$13,950
Accrued compensation and benefits expense	8,674	7,039
Current portion of operating lease liabilities	3,250	3,161
Other current liabilities	628	1,056
Total	$34,814	$25,206

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

The 2019 San Carlos Lease includes monthly base rent amounts escalating over the term of the lease. In addition, the lessor provided for a TIA of up to $14.4 million, which was fully utilized and are recorded in lease obligations.

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

Classification of Operating Leases

The 2019 San Carlos Lease required security deposits of $1.5 million, which the Company satisfied by establishing letters of credit secured by restricted cash. As of December 31, 2023 and 2022, a security deposit of $1.5 million for the 2019 San Carlos Lease was recorded as restricted cash in other long-term assets on the Company's balance sheets.

Classification of the Company’s operating lease liabilities included in the Company’s balance sheets at December 31, 2023 and 2022 was as follows (in thousands):

	December 31,
	2023	2022
Operating lease liabilities
Current portion included in accrued expenses and other current liabilities	$3,250	$3,161
Operating lease liabilities, net of current portion	38,215	45,949
Total operating lease liabilities	$41,465	$49,110

The components of lease costs, which are included in operating expenses in the Company’s statements of operations and comprehensive loss were as follows (in thousands):

	Year ended December 31,
	2023	2022
Operating lease costs	$5,806	$5,886
Variable costs	3,627	3,007
Total lease costs	$9,433	$8,893

Variable costs included in the table above represent amounts the Company pays related to property taxes, insurance, maintenance and repair costs.

Cash paid for amounts included in the measurement of the Company’s operating lease liabilities and presented within cash used in operating activities in the statements of cash flows was $6.7 million and $6.8 million for the years ended December 31, 2023 and 2022.

Cash received for amounts related to tenant improvement allowances from lessors was $0.3 million and $1.3 million for the years ended December 31, 2023 and 2022, respectively.

Operating Lease Obligations

Future lease payments required under operating leases included on the Company’s balance sheet at December 31, 2023 are as follows (in thousands):

Fiscal Year Ending December 31,
2024	$7,441
2025	7,287
2026	7,506
2027	7,731
2028	7,963
Thereafter	23,871
Total future lease payments	61,799
Less:
Present value adjustment	20,334
Operating lease liabilities	$41,465

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used its incremental borrowing rate based on the information available at the lease commencement date. As of December 31, 2023, the weighted-average remaining lease term of the Company’s leases was 7.8 years and the weighted-average discount rate used to determine the operating lease liabilities included on the balance sheet was 10.5%.

As of December 31, 2023, the Company has not been party to any lease agreements containing material residual value guarantees or material restrictive covenants.

7. Commitments and Contingencies

As of December 31, 2023, the Company’s commitments include an estimated $6.0 million of noncancellable purchase commitments, including commitments with contract manufacturers for which the Company has not received the goods or services.

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

Indemnification Agreements

The Company has entered into indemnification agreements with certain directors and officers that require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. To date, no such matters have arisen and the Company does not believe that the outcome of any claims under indemnification arrangements will have a material adverse effect on its financial positions, results of operations or cash flows. Accordingly, the Company has not recorded a liability related to such indemnifications at December 31, 2023.

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

During the year ended December 31, 2023, the Company sold 0.1 million shares of its common stock at an average price of $7.20 per share through its ATM Offering, resulting in proceeds of $1.0 million net of commissions, with all sales occurring during the first quarter of 2023. Under its current ATM Offering program, $74.0 million of common stock remain available for future sales as of December 31, 2023; however, the Company is not obligated to make any sales under this program.

9. Stock-Based Compensation

Total stock-based compensation expense recognized is as follows (in thousands):

	Year Ended December 31,
	2023	2022
Research and development	$17,599	$17,399
General and administrative	23,624	25,759
Total	$41,223	$43,158

No income tax benefits for stock-based compensation expense have been recognized for the years ended December 31, 2023 and 2022, as a result of the Company’s full valuation allowance applied to net deferred tax assets and net operating loss carryforwards.

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

Following the IPO and upon the effectiveness of the 2018 Plan, the Company’s 2012 Equity Incentive Plan, as amended, (the “2012 Plan”), terminated and no further awards will be granted thereunder. All outstanding awards under the 2012 Plan will continue to be governed by their existing terms. Any shares subject to awards granted under the 2012 Plan that, on or after the termination of the 2012 Plan, expire or terminate and shares previously issued pursuant to awards granted under the 2012 Plan that, on or after the termination of the 2012 Plan, are forfeited or repurchased by the Company will be transferred into the 2018 Plan. As of December 31, 2023, the maximum number of shares that may be added to the 2018 Plan pursuant to the preceding clause is 2,546,977 shares.

Prior to its termination, the 2012 Plan provided for the grant of stock options, stock appreciation rights, restricted stock and restricted stock units to employees, directors and consultants. Stock options granted under the 2012 Plan generally vest over four years and expire no more than 10 years from the date of grant.

As of December 31, 2023, the number of shares available for issuance under the 2018 Plan was 2,036,811.

Stock Options

Stock option activity under the 2018 Plan and the 2012 Plan during the year ended December 31, 2023 is summarized as follows (in thousands, except per share data):

		Weighted-	Weighted-
		Average	Average	Aggregate
	Options	Exercise	Remaining	Intrinsic
	Outstanding	Price	Years	Value
Balance at December 31, 2022	5,423	$15.41	6.4	$22,657
Granted	3,458	$5.79
Exercised	(206)	$3.26
Expired	(267)	$48.35
Forfeited	(440)	$7.99
Balance at December 31, 2023	7,968	$10.85	6.9	$3,168
Options exercisable	4,216	$13.62	5.0	$3,165
Options vested and expected to vest	7,776	$10.95	6.9	$3,168

The following weighted-average assumptions were used to calculate the fair value of stock options granted during the periods indicated:

	Year Ended December 31,
	2023	2022
Risk-free interest rate	3.88%	2.95%
Expected volatility	99.96%	75.94%
Expected dividend yield	—	—
Expected term (in years)	5.96	5.84

The weighted-average fair value of options granted during the years ended December 31, 2023 and 2022 was $4.61 and $2.76 per share, respectively.

The aggregate fair value of stock options that vested during the years ended December 31, 2023 and 2022 was $6.7 million and $15.2 million, respectively.

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2023 and 2022 was $0.1 million and $1.8 million, respectively.

As of December 31, 2023, total unrecognized stock-based compensation expense relating to unvested stock options was $16.9 million. This amount is expected to be recognized over a weighted-average period of 2.4 years.

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

RSU activity under the 2018 Plan is summarized as follows (in thousands, except per share data):

		Weighted-
		Average
	Number	Grant Date
	of Shares	Fair Value
Balance at December 31, 2022	4,478	$16.90
Granted	3,860	$6.52
Vested	(1,734)	$18.29
Forfeited	(983)	$12.23
Balance at December 31, 2023	5,621	$10.16

The weighted-average fair value of RSUs granted during the years ended December 31, 2023 and 2022 was $6.52 and $5.38, respectively.

As of December 31, 2023, total unrecognized stock-based compensation expense relating to unvested RSUs was $48.4 million and the weighted-average remaining vesting period was 2.3 years.

The aggregate intrinsic value of RSUs is calculated as the closing price per share of the Company’s common stock on the last trading day of the fiscal period, multiplied by the number of RSUs expected to vest as of December 31, 2023. As of December 31, 2023, the aggregate intrinsic value of RSUs was $15.3 million.

Performance-based Restricted Stock Units

During the year ended December 31, 2023, no restricted stock units with performance-based vesting (“PSUs”) from the 2018 Plan were granted, however, 2.8 million PSUs were outstanding as of December 31, 2023. Each PSU represents one equivalent share of our common stock to be awarded upon vesting at the end of the performance periods, if specific performance goals set by the Board of Directors are achieved. No PSUs will vest if the performance goals are not met. The fair value of these PSUs is based on the closing price of our common stock on the date of grant. The Company assesses the probability of achieving the performance goals on a quarterly basis. Changes in our assessment of the probability results in adjustments to stock-based compensation, which may include either a cumulative catch-up of expense or a reduction of expense depending on whether the likelihood of vesting has increased or decreased, that is recognized in the period such determination is made. The PSUs do not entitle participants to the rights of holders of common stock, such as voting rights, until the shares are issued. PSUs that are expected to vest are net of estimated future forfeitures.

The following table summarizes the PSUs activity for the year ended December 31, 2023 (in thousands, except per share data):

		Weighted-
		Average
	Number	Grant Date
	of Shares	Fair Value
Balance at December 31, 2022	3,276	$6.21
Granted	—	$—
Forfeited	(431)	$5.58
Balance at December 31, 2023	2,845	$6.30

No stock-based compensation expense related to the PSUs has been recognized during the years ended December 31, 2023 and 2022 as the achievement of the performance conditions were not deemed probable and the remaining vesting period is undeterminable. As of December 31, 2023, total unrecognized compensation expense relating to PSUs was $17.9 million and the aggregate intrinsic value of PSUs at December 31, 2023 was $7.8 million.

Employee Stock Purchase Plan

In July 2018, the Company’s Board of Directors and stockholders approved the 2018 Employee Stock Purchase Plan (the “2018 ESPP”). The number of shares of common stock that may be issued under the 2018 ESPP shall automatically increase on each January 1, beginning with the fiscal year ending December 31, 2019, equal to the least of (i) 1,000,000 shares, (ii) 1% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year and (iii) such other amount determined by the 2018 ESPP administrator. As of December 31, 2023, the number of shares available for issuance under the 2018 ESPP was 2,781,902.

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

During the years ended December 31, 2023 and 2022, stock-based compensation related to the 2018 ESPP was $0.8 million and $0.8 million, respectively.

The following weighted-average assumptions were used to calculate the fair value of ESPP shares during the periods indicated:

	Year Ended December 31,
	2023	2022
Risk-free interest rate	5.14%	2.20%
Expected volatility	127.37%	75.83%
Expected dividend yield	—	—
Expected term (in years)	1.32	1.67

As of December 31, 2023, total unrecognized compensation expense relating to shares to be purchased under the 2018 ESPP was $0.3 million and the weighted-average remaining vesting period was 1.1 years.

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

Total deferred income tax assets, net of valuation allowance, at December 31, 2023 and 2022 were as follows (in thousands):

	December 31,
	2023	2022
Deferred tax assets
Net operating loss carryforwards	$247,208	$225,924
Capitalized research expenditures	65,677	48,767
Research and development credits	42,347	35,906
Accruals and reserves	8,182	6,839
Stock-based compensation	5,519	6,341
Lease liability	11,314	13,403
Fixed and intangible assets	295	—
Gross deferred tax assets	380,542	337,180
Less: valuation allowance	(373,957)	(328,553)
Deferred tax assets, net of valuation allowance	6,585	8,627
Deferred tax liabilities
Fixed and intangible assets	—	378
Right-of-use asset	6,585	8,249
Gross deferred tax liabilities	6,585	8,627
Net deferred tax assets	$—	$—

Management has evaluated the positive and negative evidence surrounding the realizability of its deferred tax assets and has determined that it is more likely than not that the Company will not recognize the benefits of its federal and state deferred tax assets, and as a result, a valuation allowance of $374.0 million and $328.6 million has been established at December 31, 2023 and 2022, respectively. The change in the valuation allowance was $45.4 million and $125.0 million for the years ended December 31, 2023 and 2022, respectively. The Company has incurred NOL since inception. As of December 31, 2023, the Company had federal and state NOL carryforwards of $893.7 million and $847.2 million, respectively. Federal NOL carryforwards of $831.8 million, which were generated after December 31, 2017, do not expire. The remaining $61.8 million of Federal NOL carryforwards expire beginning in 2032. As of December 31, 2023, the Company had federal and California research and other tax credit carryforwards of $48.1 million and $11.2 million, respectively. The federal tax credits expire beginning in 2033. The California tax credits can be carried forward indefinitely.

In accordance with the Tax Cuts and Jobs Act of 2017, research and experimental expenditures are required to be capitalized beginning in 2022 and amortized over a period of 5 years for domestic expenses and 15 years for foreign expenses.

The effective tax rate for the years ended December 31, 2023 and 2022 is different from the federal statutory rate primarily due to the valuation allowance against deferred tax assets as a result of insufficient income. The Company’s effective tax rate differs from the federal statutory tax rate as follows:

	Year Ended December 31,
	2023	2022
Federal statutory tax rate	21.0%	21.0%
Change in deferred tax asset valuation allowance	(24.5)%	(39.1)%
State taxes, net of federal benefit	5.3%	20.3%
Research and development tax credits	3.1%	0.6%
Stock-based compensation	(0.7)%	(0.1)%
Other	(4.2)%	(2.7)%
Effective tax rate	—%	—%

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

A reconciliation of the beginning and ending amount of unrecognized benefits is as follows (in thousands):

	Year Ended December 31,
	2023	2022
Balance at the beginning of the year	$13,175	$11,953
Increase related to current year tax positions	1,736	2,317
Increase related to prior year tax positions	101	—
Decrease related to prior year tax positions	—	(1,095)
Balance at the end of the year	$15,012	$13,175

The entire amount of the unrecognized tax benefits would not impact the Company’s effective tax rate if recognized. During the years ended December 31, 2023 and 2022, the Company did not recognize accrued interest and penalties related to unrecognized tax benefits. The Company does not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease during the next twelve months.

The Company files income tax returns in the U.S. federal and multiple state tax jurisdictions.

The U.S. Internal Revenue Service (“IRS”) examined the Company’s federal corporate income tax return for the year ended December 31, 2018. The examination was completed in April 2022 and did not require any material adjustments. The federal and state income tax returns from inception to December 31, 2023 remain subject to examination.

It is the Company’s policy to include penalties and interest expense related to income taxes as a component of the income tax provision as necessary. Management determined that no accrual for interest and penalties was required at December 31, 2023 and 2022. Since the Company is in a loss carryforward position, it is generally subject to examination by the U.S. federal, state and local income tax authorities for all tax years in which a loss carryforward is available.

11. Defined Contribution Plans

In January 2018, the Company established a defined contribution plan under Section 401(k) of the Internal Revenue Code (the “401(k) plan”). The 401(k) plan covers all employees who meet defined minimum age and service requirements. Employee contributions are voluntary and are determined on an individual basis, limited to the maximum amount allowable under U.S. federal tax regulations. The Company makes matching contributions of up to 4% of the eligible employees’ compensation to the 401(k) plan. During the years ended December 31, 2023 and 2022, the Company made contributions to the 401(k) plan of $1.0 million and $1.0 million, respectively.

12. Subsequent Events

On January 16, 2024, the Company announced that due to unfavorable clinical trial results associated with the use of lirentelimab in its Phase 2 atopic dermatitis and Phase 2b chronic spontaneous urticaria trials, that the Company will halt lirentelimab-related activities across clinical, manufacturing, research and administrative functions. Accordingly, the Company’s Board of Directors approved the 2024 Reorganization Plan to reduce operating costs and better align our workforce with the new clinical development plans of our business. Under the 2024 Reorganization Plan, the Company’s workforce will be reduced by approximately 50% primarily during the first quarter of 2024.

The Company expects to record approximately $4 million in severance costs during the first quarter of 2024 associated with the workforce reduction.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2023.

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

Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the Internal Control–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal controls over financial reporting were effective as of December 31, 2023.

Attestation Report of the Registered Public Accounting Firm

This Annual Report does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002, as amended, which permits us to provide only management’s report in this Annual Report.

Inherent Limitations on the Effectiveness of Internal Control

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and Rule 15d-15(d) of the Exchange Act that occurred during the fourth quarter of the year ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

During our last fiscal quarter, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to regulation 14A, or the Proxy Statement, which proxy statement is expected to be filed with Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2023.

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

Item 14. Principal Accountant Fees and Services.

The information required by this item will be set forth in the Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)
The following documents are filed as part of this Annual Report:
(1)
Financial Statements

See Index to Financial Statements included in Part II, Item 8 of this Annual Report.

(2)
Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)
List of Exhibits required by Item 601 of Regulation S-K

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Number	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-38582	3.1	7/24/2018

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-38582	3.1	8/21/2023

4.1	Specimen common stock certificate of the Registrant.	S-1/A	333-225836	4.2	7/9/2018

4.2	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	001-38582	4.3	3/1/2022

10.1+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-225836	10.1	6/22/2018

10.2+	2012 Equity Incentive Plan, as amended, and forms of agreement thereunder.	S-1	333-225836	10.2	6/22/2018

10.3+	2018 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	333-225836	10.3	7/9/2018

10.4+	2018 Employee Stock Purchase Plan.	S-1/A	333-225836	10.4	7/9/2018

10.5+	Employment Letter between the Registrant and Robert Alexander, Ph.D.	S-1/A	333-225836	10.5	7/9/2018

10.6+	Employment Letter between the Registrant and Adam Tomasi, Ph.D.	S-1/A	333-225836	10.6	7/9/2018

10.7+	Employment Letter between the Registrant and Harlan Baird Radford, III.	10-Q	001-38582	10.1	5/10/2021

10.8+	Executive Incentive Compensation Plan.	S-1	333-225836	10.9	6/22/2018

10.9+	Outside Director Compensation Policy.	10-Q	001-38582	10.1	8/9/2023

10.10+	Change in Control and Severance Policy.	S-1/A	333-225836	10.11	7/9/2018

10.11a	Lease Agreement between the Registrant and ARE-San Francisco No. 63, LLC, dated December 4, 2019.	10-K	001-38582	10.13	2/25/2020

10.11b	First Amendment to Lease Agreement between the Registrant and ARE-San Francisco No. 63, LLC, dated November 15, 2022.	10-Q	001-35852	10.1	5/9/2023

10.11c	Second Amendment to Lease Agreement between the Registrant and ARE-San Francisco No. 63, LLC, dated March 27, 2023.	10-Q	001-35852	10.2	5/9/2023

10.12#	Termination Agreement between the Registrant and Lonza AG and affiliates thereof, dated February 14, 2022.	10-K	001-38582	10.19	3/1/2022

10.13	Master Development Services Agreement between the Registrant and Samsung Biologics Co., Ltd., dated March 31, 2022.	10-Q	001-38582	10.1	5/6/2022

10.14	Sales Agreement between the Registrant and Cowen and Company, LLC, dated August 4, 2022.	8-K	001-38582	1.1	8/5/2022

10.15#	Master Services Agreement, dated November 1, 2020, by and among Fujifilm Diosynth Biotechnologies UK Limited, Fujifilm Diosynth Biotechnologies Texas, LLC, Fujifilm Diosynth Biotechnologies U.S.A., Inc. and Biogen (Denmark) Manufacturing APS – a Fujifilm Diosynth Biotechnologies Group Company.	10-Q	001-38582	10.1	8/4/2022

23.1	Consent of Independent Registered Public Accounting Firm.					X

24.1	Power of Attorney (reference is made to the signature page hereto).					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

97.1	Compensation Recovery Policy.					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)	X

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

ALLAKOS INC.

Date: March 14, 2024	By:	/s/ Robert Alexander
Robert Alexander, Ph.D.
Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert Alexander and H. Baird Radford, III as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and substitution, for him or her and in his or her name, place, and stead, in any and all capacities (including his or her capacity as a director and/or officer of Allakos Inc.) to sign any or all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as they, he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agents or any of them, or their, his, or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Robert Alexander	Chief Executive Officer and Director	March 14, 2024
Robert Alexander, Ph.D.	(Principal Executive Officer)

/s/ H. Baird Radford, III	Chief Financial Officer	March 14, 2024
H. Baird Radford, III	(Principal Financial and Accounting Officer)

/s/ Daniel Janney	Chair of the Board of Directors	March 14, 2024
Daniel Janney

/s/ Robert E. Andreatta	Director	March 14, 2024
Robert E. Andreatta

/s/ Neil Graham	Director	March 14, 2024
Neil Graham, M.D.

/s/ Steven P. James	Director	March 14, 2024
Steven P. James

/s/ Amy L. Ladd	Director	March 14, 2024
Amy L. Ladd, M.D.

/s/ Rand Sutherland	Director	March 14, 2024
Rand Sutherland, M.D.

/s/ Dolca Thomas	Director	March 14, 2024
Dolca Thomas, M.D.

/s/ Paul Walker	Director	March 14, 2024
Paul Walker