Form 10-Q
period 2024-03-31
Allakos Inc.
filed 2024-05-09
CIK 1564824

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 3, 2024, the registrant had 88,544,474 shares of common stock outstanding.

ALLAKOS INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited).

allakos inc.

balance sheets

(in thousands, except per share data)

	March 31,	December 31,
	2024	2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$43,060	$66,440
Investments	96,192	104,354
Prepaid expenses and other current assets	8,382	9,095
Total current assets	147,634	179,889
Property and equipment, net	17,364	33,369
Operating lease right-of-use assets	10,577	24,136
Other long-term assets	1,737	6,216
Total assets	$177,312	$243,610
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$15,748	$1,764
Accrued expenses and other current liabilities	20,173	34,814
Total current liabilities	35,921	36,578
Operating lease liabilities, net of current portion	37,408	38,215
Total liabilities	73,329	74,793
Contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 20,000 shares authorized as of March 31, 2024 and December 31, 2023; no shares issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value per share; 200,000 shares authorized as of March 31, 2024 and December 31, 2023; 88,544 and 87,750 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	89	88
Additional paid-in capital	1,293,497	1,287,156
Accumulated other comprehensive gain (loss)	20	50
Accumulated deficit	(1,189,623)	(1,118,477)
Total stockholders’ equity	103,983	168,817
Total liabilities and stockholders’ equity	$177,312	$243,610

See accompanying notes to unaudited interim financial statements

Allakos Inc.

Statements of Operations and Comprehensive Loss

(in thousands, except per share data)

(unaudited)

	Three Months Ended
	March 31,
	2024	2023
Operating expenses
Research and development	$34,824	$33,078
General and administrative	10,898	11,968
Impairment of long-lived assets	27,347	—
Total operating expenses	73,069	45,046
Loss from operations	(73,069)	(45,046)
Interest income	1,995	2,678
Other expense, net	(72)	(36)
Net loss	(71,146)	(42,404)
Unrealized gain (loss) on investments	(30)	296
Comprehensive loss	$(71,176)	$(42,108)
Net loss per common share:
Basic and diluted	$(0.81)	$(0.49)
Weighted-average number of common shares outstanding:
Basic and diluted	88,042	85,845

See accompanying notes to unaudited interim financial statements

Allakos Inc.

Statements of STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	87,750	$88	$1,287,156	$50	$(1,118,477)	$168,817
Stock-based compensation expense	—	—	6,210	—	—	6,210
Issuance of common stock upon exercise of stock options	26	—	26	—	—	26
Issuance of common stock upon 2018 ESPP purchase	98	—	106	—	—	106
Issuance of common stock upon vesting of restricted stock units	670	1	(1)	—	—	—
Unrealized gain (loss) on investments	—	—	—	(30)	—	(30)
Net loss	—	—	—	—	(71,146)	(71,146)
Balance at March 31, 2024	88,544	$89	$1,293,497	$20	$(1,189,623)	$103,983

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	85,387	$85	$1,243,408	$(284)	$(932,776)	$310,433
Stock-based compensation expense	—	—	10,665	—	—	10,665
Issuance of common stock upon exercise of stock options	6	—	26	—	—	26
Issuance of common stock upon 2018 ESPP purchase	144	—	442	—	—	442
Issuance of common stock upon vesting of restricted stock units	881	1	(1)	—	—	—
Issuance of common stock under the ATM Offering, net of issuance costs	142	—	990	—	—	990
Unrealized gain (loss) on investments	—	—	—	296	—	296
Net loss	—	—	—	—	(42,404)	(42,404)
Balance at March 31, 2023	86,560	$86	$1,255,530	$12	$(975,180)	$280,448

See accompanying notes to unaudited interim financial statements

Allakos Inc.

Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2024	2023
Cash flows from operating activities
Net loss	$(71,146)	$(42,404)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of long-lived assets	27,347	—
Depreciation and amortization	1,072	1,524
Stock-based compensation	6,210	10,665
Net accretion of premiums and discounts on investments	(962)	(1,474)
Noncash lease expense	1,149	474
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	774	(1,195)
Other long-term assets	4,479	3,227
Accounts payable	13,984	4,385
Accrued expenses and other current liabilities	(14,641)	(4,475)
Operating lease liabilities, net of current portion	(807)	(866)
Net cash used in operating activities	(32,541)	(30,139)
Cash flows from investing activities
Purchases of investments	(34,367)	(49,415)
Proceeds from maturities of investments	43,400	85,000
Purchases of property and equipment	(4)	(267)
Net cash provided by investing activities	9,029	35,318
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	—	990
Proceeds from exercise of stock options	26	26
Proceeds from issuance of common stock under the 2018 ESPP	106	442
Net cash provided by financing activities	132	1,458
Net increase (decrease) in cash, cash equivalents and restricted cash	(23,380)	6,637
Cash, cash equivalents and restricted cash, beginning of period	67,912	88,689
Cash, cash equivalents and restricted cash, end of period	$44,532	$95,326
Supplemental disclosures
Noncash investing and financing items:
Noncash adjustments to right-of-use assets upon lease amendment	$—	$(5,617)

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

Liquidity Matters

Since inception, the Company has incurred net losses and negative cash flows from operations. During the three months ended March 31, 2024, the Company incurred a net loss of $71.1 million. At March 31, 2024, the Company had an accumulated deficit of $1,189.6 million and does not expect to experience positive cash flows from operating activities in the foreseeable future. The Company has financed its operations to date primarily through the sale of common stock. Management expects to incur additional operating losses in the future as the Company continues to further develop, seek regulatory approval for and, if approved, commence commercialization of its product candidates.

On January 16, 2024, the Company announced that due to unfavorable clinical trial results associated with the use of lirentelimab in its Phase 2 atopic dermatitis and Phase 2b chronic spontaneous urticaria trials, that the Company would halt lirentelimab-related activities across clinical, manufacturing, research and administrative functions. Accordingly, the Company’s Board of Directors approved a reorganization plan to reduce operating costs and better align our workforce with our current clinical development plans of our business (the “2024 Reorganization Plan”). Under the 2024 Reorganization Plan, the Company’s workforce was reduced by approximately 50% primarily during the first quarter of 2024.

The Company had $139.3 million of cash, cash equivalents and marketable securities at March 31, 2024. Management believes that this amount is sufficient to fund the Company’s operations for at least the next 12 months from the issuance date of these financial statements.

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

The interim balance sheet as of March 31, 2024, the statements of operations and comprehensive loss, statements of stockholders’ equity for the three months ended March 31, 2024 and 2023 and statements of cash flows for the three months ended March 31, 2024 and 2023 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair presentation of the Company’s financial position as of March 31, 2024 and its results of operations and comprehensive loss for the three months ended March 31, 2024 and 2023 and its cash flows for the three months ended March 31, 2024 and 2023. Certain information and note disclosures normally included in annual audited financial statements prepared in accordance with U.S. GAAP have been omitted. The financial data and the other financial information disclosed in these notes to the interim financial statements are also unaudited. The results of operations for any interim period are not necessarily indicative of the results to be expected for the entire year or for any other future annual or interim period. These interim financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K, which was filed with the U.S. Securities and Exchange Commission (“SEC”) on March 14, 2024.

Use of Estimates

Management uses significant judgment when making estimates related to common stock valuation and related stock-based compensation expense, accrued research and development expense, valuation of long-lived assets and lease-related assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates under different assumptions or conditions, and those differences could be material to the financial position and results of operations.

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

The Company is subject to a number of risks similar to that of other early stage biopharmaceutical companies, including, but not limited to, the need to obtain adequate additional funding, possible failure of current or future clinical trials, its reliance on third-parties to conduct its clinical trials, the need to obtain regulatory and marketing approvals for its product candidates, competitive developments, the need to successfully commercialize and gain market acceptance of the Company’s product candidates, protection of proprietary technology, and the need to secure and maintain adequate manufacturing arrangements with third-parties. If the Company does not successfully commercialize or partner its product candidates, it will be unable to generate product revenue or achieve profitability.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Company’s balance sheets and which, in aggregate, represent the amounts reported in the accompanying statements of cash flows (in thousands):

	March 31,	December 31,
	2024	2023
Cash and cash equivalents	$43,060	$66,440
Restricted cash in other long-term assets	1,472	1,472
Total	$44,532	$67,912

	March 31,	December 31,
	2023	2022
Cash and cash equivalents	$93,854	$87,217
Restricted cash in other long-term assets	1,472	1,472
Total	$95,326	$88,689

Restricted cash at March 31, 2024 represents $1.5 million in security deposits for the lease of the Company’s facility in San Carlos, California. The security deposit is in the form of a letter of credit secured by restricted cash and is recorded in other long-term assets on the Company’s balance sheets.

Investments

The Company invests in marketable securities, primarily securities issued by the U.S. government and its agencies. The Company’s investments are considered available-for-sale and are classified as current assets even when the stated maturities of the underlying securities exceed one year from the date of the current balance sheet being reported. This classification reflects management’s ability and intent to utilize proceeds from the sale of such investments to fund ongoing operations. Unrealized gains and losses are excluded from earnings and are reported as a component of accumulated other comprehensive gain (loss) unless the decline in fair value of the investments is attributable to expected credit losses and if it is more likely than not that the Company will be required or will intend to sell the investment before recovery of its amortized cost basis. The cost of securities sold is determined using the specific-identification method. Interest earned and adjustments for the amortization of premiums and discounts on investments are included in interest income on the statements of operations and comprehensive loss. Realized gains and losses on the sale of investments are included in other expense, net, on the statements of operations and comprehensive loss.

Valuation of Long-lived Assets

Long-lived assets, including property and equipment and finite-lived intangible assets, are reviewed for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. The evaluation is performed at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets are expected to generate from the use and eventual disposition. If such review indicates that the carrying amount of the long-lived assets is not recoverable, the carrying amount of such assets is reduced to fair value. We have recorded impairment charges during the quarter ended March 31, 2024. For a further description of the impairment, see Note 5 – Impairment of Long-Lived Assets in the accompanying notes.

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

Comprehensive Loss

Comprehensive loss is defined as the change in stockholders’ equity during a period from transactions and other events and circumstances from non-owner sources. The differences between net loss and comprehensive loss for the three months ended March 31, 2024 and 2023 are a result of unrealized gains and losses on the Company’s investments in marketable securities included in current assets on the Company’s balance sheets.

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

Basic and diluted net loss per share was calculated as follows (in thousands, except per share data):

	Three Months Ended
	March 31,
	2024	2023
Numerator:
Net loss	$(71,146)	$(42,404)
Denominator:
Weighted-average shares of common stock outstanding, basic and diluted	88,042	85,845
Net loss per share, basic and diluted	$(0.81)	$(0.49)

The following table sets forth the potentially dilutive securities that have been excluded from the calculation of diluted net loss per share due to their anti-dilutive effect for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Options to purchase common stock	13,293	6,830
Unvested restricted stock units	7,292	6,142
Unvested performance stock units	—	3,062
Shares issuable under employee stock purchase plans	71	59
Total	20,656	16,093

Recently Issued and Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU requires entities to expand their existing income tax disclosures, specifically related to the rate reconciliation and income taxes paid. This authoritative guidance will be effective for us in fiscal year 2025, with early adoption permitted. The Company is currently evaluating the impact of the ASU, but does not expect any material impacts upon adoption.

3. Fair Value Measurements

The Company measures and reports certain financial instruments as assets and liabilities at fair value on a recurring basis. The Company’s financial assets measured at fair value on a recurring basis were as follows (in thousands):

	March 31, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$42,823	$—	$—	$42,823
Total cash equivalents	42,823	—	—	42,823
Short-term marketable securities
U.S. treasuries	76,603	—	—	76,603
U.S. government agency bonds	19,589	—	—	19,589
Total short-term marketable securities	96,192	—	—	96,192
Total cash equivalents and short-term marketable securities	$139,015	$—	$—	$139,015

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$67,070	$—	$—	$67,070
Total cash equivalents	67,070	—	—	67,070
Short-term marketable securities:
U.S. treasuries	96,705	—	—	96,705
U.S. government agency bonds	7,649	—	—	7,649
Total short-term marketable securities	104,354	—	—	104,354
Total cash equivalents and short-term marketable securities	$171,424	$—	$—	$171,424

The Company evaluates transfers between levels at the end of each reporting period. There were no transfers of assets or liabilities between levels during the three months ended March 31, 2024 and 2023.

4. Investments

All investments were considered available-for-sale at March 31, 2024. The amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s investments by major security type at March 31, 2024 and December 31, 2023 are summarized in the table below (in thousands):

	March 31, 2024
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale securities:
U.S. treasuries classified as investments	$76,612	$1	$(10)	$76,603
U.S. government agency bonds	19,595	—	(6)	19,589
Total available-for-sale securities	$96,207	$1	$(16)	$96,192

	December 31, 2023
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale securities:
U.S. treasuries classified as investments	$96,688	$39	$(22)	$96,705
U.S. government agency bonds	7,652	—	(3)	7,649
Total available-for-sale securities	$104,340	$39	$(25)	$104,354

The amortized cost of available-for-sale securities is adjusted for amortization of premiums and accretion of discounts to maturity. As of March 31, 2024 and December 31, 2023, the aggregate fair value of securities held by the Company in an unrealized loss position for less than twelve months was $81.0 million and $53.7 million, respectively. These securities had remaining maturities of less than one year. The Company has the intent and ability to hold such securities until recovery and has determined that there has been no material change to their credit risk. As a result, the Company determined it did not hold any investments with a credit loss at March 31, 2024 and December 31, 2023.

There were no material realized gains or losses recognized on the sale or maturity of available-for-sale securities during the three months ended March 31, 2024 and 2023, and as a result, there were no material reclassifications out of accumulated other comprehensive gain (loss) for the same periods.

5. Impairment of Long-Lived Assets

During the three months ended March 31, 2024, as a result of the significant sustained decline observed in the Company’s stock price and related market capitalization following our decision to halt the development of lirentelimab, the Company performed an impairment assessment of long-lived assets. The Company determined that the long-lived assets held and used did not have identifiable cash flows that are largely independent of the cash flows of other assets and liabilities. Therefore, the Company evaluated its long-lived assets for impairment on an entity-wide level. The Company concluded that the carrying value of the entity-wide asset group was not recoverable as it exceeded the future net undiscounted cash flows. To measure, allocate and recognize the impairment loss, the Company determined individual fair values of its long-lived assets. The Company utilized the income approach for estimating the fair value of right of use assets and related leasehold improvements by estimating the potential cash flows from a hypothetical fully-furnished sublease and applying a discount rate. The cost replacement method was used to estimate the fair value of laboratory and office equipment, capitalized software, and assets to be placed into service or in the process of construction. These represented level 3 nonrecurring fair value measurements. Based on this analysis, the Company recorded a $27.3 million charge to Impairment of long-lived assets in the Statement of Operations and Comprehensive Loss for the quarter ended March 31, 2024, of which $12.4 million was attributed to right-of-use assets, $13.9 million to leasehold improvements, and $1.0 million to furniture. No impairment was recognized on the remaining long-lived assets as their carrying values were not in excess of their fair values.

6. Balance Sheet Components and Supplemental Disclosures

Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
Laboratory equipment	$6,993	$6,993
Furniture and office equipment	2,941	3,947
Leasehold improvements	18,454	32,386
Capitalized software	4,382	4,382
Construction-in-progress	73	69
	32,843	47,777
Less accumulated depreciation	(15,479)	(14,408)
Property and equipment, net	$17,364	$33,369

Depreciation and amortization expense for the three months ended March 31, 2024 and 2023 was $1.1 million and $1.5 million, respectively. As discussed in Note 5 – Impairment of Long-Lived Assets, the Company recognized long-lived asset impairment charges of $13.9 million for its leasehold improvements and $1.0 million on furniture as an adjustment to their gross values during the three months ended March 31, 2024.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
Accrued contract research and development expense	$13,213	$22,262
Accrued compensation and benefits expense	2,894	8,674
Current portion of operating lease liabilities	3,022	3,250
Other current liabilities	1,044	628
Total	$20,173	$34,814

7. Leases

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

The 2019 San Carlos Lease includes monthly base rent amounts escalating over the term of the lease. In addition, the lessor provided for a tenant improvement allowance of up to $14.4 million, which was fully utilized and is recorded in lease obligations.

On March 27, 2023, the Company entered into an amendment for the 2019 San Carlos Lease, whereby rentable square feet was adjusted to 95,692 square feet and lease payments were reduced by approximately 2.5% per month, effective from January 1, 2022 through the end of the lease term. The Company accounted for these changes as a modification under ASC 842 and the operating right-of-use asset and lease liability were remeasured during the first quarter of 2023 utilizing an estimated incremental borrowing rate of 10.5%. Our estimated incremental borrowing rate was based on our estimated rate of interest for a fully collateralized borrowing over a similar term as the remaining lease payments while incorporating our credit risk. As a result of the modification, the right-of-use asset and lease liability decreased by approximately $5.6 million. No gain or loss was recognized upon the modification. As discussed in Note 5 – Impairment of Long-Lived Assets, the Company recognized long-lived asset impairment charges of $12.4 million on the right-of-use assets relating to the 2019 San Carlos Lease during the three months ended March 31, 2024.

Classification of Operating Leases

The 2019 San Carlos Lease required a security deposit of $1.5 million, which the Company satisfied by establishing a letter of credit secured by restricted cash. As of March 31, 2024 and December 31, 2023, a security deposit of $1.5 million for the 2019 San Carlos Lease was recorded as restricted cash in other long-term assets on the Company’s balance sheets.

Classification of the Company’s operating lease liabilities included on the Company’s balance sheets at March 31, 2024 and December 31, 2023 was as follows (in thousands):

	March 31,	December 31,
	2024	2023
Operating lease liabilities
Current portion included in accrued expenses and other current liabilities	$3,022	$3,250
Operating lease liabilities, net of current portion	37,408	38,215
Total operating lease liabilities	$40,430	$41,465

The components of lease costs included in operating expenses in the Company’s statements of operations and comprehensive loss were as follows (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Operating lease costs	$1,468	$1,469
Variable costs	797	939
Total lease costs	$2,265	$2,408

Variable costs included in the table above represent amounts the Company pays related to property taxes, insurance, maintenance and repair costs.

Cash paid for amounts included in the measurement of the Company’s operating lease liabilities and presented within cash used in operating activities in the statements of cash flows was $1.8 million and $1.7 million for the three months ended March 31, 2024 and 2023, respectively.

Operating Lease Obligations

Future lease payments required under operating leases included on the Company’s balance sheet at March 31, 2024 are as follows (in thousands):

Fiscal Year Ending December 31,
2024 (remaining 9 months)	$5,324
2025	7,287
2026	7,506
2027	7,731
2028	7,963
Thereafter	23,871
Total future lease payments	59,682
Less:
Present value adjustment	19,252
Operating lease liabilities	$40,430

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used its incremental borrowing rate based on the information available at the lease commencement date. As of March 31, 2024, the weighted-average remaining lease term of the Company’s leases was 7.6 years and the weighted-average discount rate used to determine the operating lease liabilities included on the balance sheet was 10.5%.

As of March 31, 2024, the Company was not party to any lease agreements containing material residual value guarantees or material restrictive covenants.

8. Contingencies

Indemnification Agreements

The Company has entered into indemnification agreements with certain directors and officers that require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. To date, no such matters have arisen and the Company does not believe that the outcome of any claims under indemnification arrangements will have a material adverse effect on its financial positions, results of operations or cash flows. Accordingly, the Company has not recorded a liability related to such indemnifications at March 31, 2024.

9. Stockholders’ Equity

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

No shares were sold during the three months ended March 31, 2024 through the Company's ATM Offering. During the three months ended March 31, 2023, the Company sold 0.1 million shares of its common stock at an average price of $7.20 per share through its ATM Offering, resulting in proceeds of $1.0 million net of commissions. Under the ATM Offering, $74.0 million of common stock remain available for future sales as of March 31, 2024; however, the Company is not obligated to make any sales under this program.

10. Stock-Based Compensation

Total stock-based compensation expense recognized is as follows (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Research and development	$1,273	$4,675
General and administrative	4,937	5,990
Total	$6,210	$10,665

No income tax benefits for stock-based compensation expense have been recognized for the three months ended March 31, 2024 and 2023 as a result of the Company’s full valuation allowance applied to net deferred tax assets and net operating loss carryforwards.

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

Following the Company’s initial public offering and upon the effectiveness of the 2018 Plan, the Company’s 2012 Equity Incentive Plan, as amended, (the “2012 Plan”), terminated and no further awards will be granted thereunder. All outstanding awards under the 2012 Plan will continue to be governed by their existing terms. Any shares subject to awards granted under the 2012 Plan that, on or after the termination of the 2012 Plan, expire or terminate and shares previously issued pursuant to awards granted under the 2012 Plan that, on or after the termination of the 2012 Plan, are forfeited or repurchased by the Company will be transferred into the 2018 Plan. As of March 31, 2024, the maximum number of shares that may be added to the 2018 Plan pursuant to the preceding sentence is 2,520,969 shares.

Prior to its termination, the 2012 Plan provided for the grant of stock options, stock appreciation rights, restricted stock and RSUs to employees, directors and consultants. Stock options granted under the 2012 Plan generally vest over four years and expire no more than 10 years from the date of grant.

Stock Options

The following weighted-average assumptions were used to calculate the fair value of stock options granted during the periods indicated:

	Three Months Ended
	March 31,
	2024	2023
Risk-free interest rate	4.28%	3.65%
Expected volatility	101.27%	95.86%
Expected dividend yield	—	—
Expected term (in years)	5.41	6.08

The Company’s stock option activity during the three months ended March 31, 2024 is summarized as follows (number of shares in thousands):

		Weighted-
		Average
	Options	Exercise
	Outstanding	Price
Balance at December 31, 2023	7,968	$10.85
Granted	5,674	$1.25
Exercised	(26)	$0.97
Expired	(1)	$82.85
Forfeited	(322)	$14.87
Balance at March 31, 2024	13,293	$6.67
Options exercisable	4,728	$13.15
Options vested and expected to vest	12,752	$6.86

As of March 31, 2024, total unrecognized stock-based compensation expense relating to unvested stock options was $17.0 million. This amount is expected to be recognized over a weighted-average period of 2.8 years.

Time-based RSUs

RSU activity under the 2018 Plan during the three months ended March 31, 2024 is summarized as follows (in thousands, except per share data):

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Balance at December 31, 2023	5,621	$10.16
Granted	3,719	$1.25
Vested	(670)	$11.47
Forfeited	(1,378)	$10.45
Balance at March 31, 2024	7,292	$5.44

The weighted-average fair value of RSUs granted during the three months ended March 31, 2024 and 2023 was $1.25 and $7.20, respectively.

As of March 31, 2024, total unrecognized stock-based compensation expense relating to unvested RSUs was $35.4 million and the weighted-average remaining vesting period was 2.3 years.

Performance-based Restricted Stock Units (“PSUs”)

PSU activity under the 2018 Plan during the three months ended March 31, 2024 is summarized as follows (in thousands, except per share data):

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Balance at December 31, 2023	2,845	$6.30
Forfeited/cancelled	(2,845)	$6.30
Balance at March 31, 2024	—	$—

As of March 31, 2024, there were no outstanding PSUs.

Determining Fair Value

We estimate the fair value of share options granted using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires the input of certain assumptions that involve judgment, for which changes can materially affect the resulting estimates of fair value. Starting January 1, 2024, we estimated the expected term based on historical exercise patterns and our expectation of the time that it will take for employees to exercise options still outstanding. Prior to 2024, due to limited trading history, we did not believe that our historical employee exercise data provided reasonable data for estimating our expected term for use in determining the fair value of options. Therefore, for the period prior to 2024, the expected term of options was estimated based on the “simplified method” described by SEC Staff Accounting Bulletin No. 107, Share-Based Payment. There were no other changes to the assumptions and estimates related to determining the fair value of share options disclosed in our 2023 Annual Report on Form 10-K.

Employee Stock Purchase Plan

In July 2018, the Company’s Board of Directors and stockholders approved the 2018 Employee Stock Purchase Plan (the “2018 ESPP”). The number of shares of common stock that may be issued under the 2018 ESPP shall automatically increase on each January 1, beginning with the fiscal year ending December 31, 2019, equal to the least of (i) 1,000,000 shares, (ii) 1% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year and (iii) such other amount determined by the 2018 ESPP administrator. As of March 31, 2024, the number of shares available for issuance under the 2018 ESPP was 3,561,225.

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

During the three months ended March 31, 2024 and 2023, stock-based compensation expense related to the 2018 ESPP was $0.0 million and $0.3 million, respectively.

11. Defined Contribution Plans

In January 2018, the Company established a defined contribution plan under Section 401(k) of the Internal Revenue Code (the “401(k) plan”). The 401(k) plan covers all employees who meet defined minimum age and service requirements. Employee contributions are voluntary and are determined on an individual basis, limited to the maximum amount allowable under U.S. federal tax regulations. The Company makes matching contributions of up to 4% of the eligible employees’ compensation to the 401(k) plan. During each of the three months ended March 31, 2024 and 2023, the Company made contributions to the 401(k) plan of $0.5 million.

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

The key elements of our strategy are to:

•
Evaluate AK006 in healthy volunteers. AK006 is currently being evaluated in a Phase 1 SAD and MAD study in healthy volunteers. The study is designed to assess safety, PK and PD of AK006. As part of the phase 1 study, we plan to collect skin biopsies from healthy volunteers dosed with AK006 which will allow us to look at the amount of AK006 that is bound to the Siglec-6 receptor on skin mast cells (also known as the receptor occupancy). Given that chronic spontaneous urticaria (CSU) is believed to be caused by inappropriately activated skin mast cells, this information will allow us to assess AK006’s ability to reach the pathogenic cell type in the target tissue and to determine whether AK006 is achieving receptor occupancy levels consistent with the levels required for inhibition in preclinical studies. We completed dosing in SAD and MAD cohorts and we expect to report data from the Phase 1 SAD and MAD portions of the study in the second quarter of 2024.
•
Obtain POC with AK006 in CSU and other mast cell driven conditions. Allakos is testing AK006 in a randomized, double-blind, placebo-controlled cohort of patients with CSU. We expect data from subjects with CSU to be available at year end 2024. Chronic spontaneous urticaria is an inflammatory skin disease believed to be caused by the inappropriate activation of mast cells in the skin. We believe there is a need for additional treatments for patients with CSU that are refractory to antihistamines. In addition, in 2024 we plan to initiate a clinical study with AK006 in an additional mast cell driven condition.
•
Develop Subcutaneous formulation of AK006. We have also developed a formulation of AK006 for SC administration. As part of the Phase 1 study, we completed dosing SC AK006 to a cohort of healthy volunteers. We expect to report SC AK006 safety, PK, and PD data, including bioavailability as well as Siglec-6 receptor occupancy in skin biopsy samples, during the third quarter of 2024. Pending positive data from the SC cohort, Allakos plans to use the SC formulation in subsequent AK006 clinical development.
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

AK006 targets Siglec-6, an inhibitory receptor expressed selectively on mast cells, a type of white blood cell that is widely distributed in the body and plays a central role in the inflammatory response. Binding of AK006 to Siglec-6 activates the native inhibitory function of the receptor which in turn reduces mast cell activation. In preclinical studies, AK006 inhibited multiple modes of mast cell activation, including IgE, IL-33, KIT, C5a, and MRGPR-X2, resulting in the deep suppression of mast cell activation. In addition to mast cell inhibition, AK006 reduced human tissue mast cells via ADCP in the presence of activated macrophages. AK006 is currently being evaluated in a Phase 1 study in healthy volunteers and Allakos recently initiated a randomized, double-blind, placebo-controlled cohort of patients with CSU. We expect data from the CSU cohort to be available at year end 2024.

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

As part of the Phase 1 study, we plan to collect skin biopsies from healthy volunteers dosed with AK006 which will allow us to look at the amount of AK006 that is bound to the Siglec-6 receptor on skin mast cells (also known as the receptor occupancy). Given that CSU is believed to be caused by inappropriately activated skin mast cells, this information will allow us to assess AK006’s ability to reach the pathogenic cell type in the target tissue and to confirm that AK006 is achieving receptor occupancy levels consistent with the levels required for inhibition in preclinical experiments. We expect to report SAD and MAD safety, PK and PD results, including Siglec-6 receptor occupancy in skin biopsy samples, in the second quarter of 2024 and we expect data from the CSU cohort to be available at year end 2024.

We have also developed a formulation of AK006 for SC administration. As part of the Phase 1 study, we completed dosing SC AK006 to a cohort of healthy volunteers. We expect to report SC AK006 safety, PK, and PD results, including bioavailability as well as Siglec-6 receptor occupancy in skin biopsy samples, during the third quarter of 2024. Pending positive data from the SC cohort, we plan to use the SC formulation in subsequent AK006 clinical development.

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

To date, we have not had any products approved for sale and have not generated any revenue nor been profitable. Further, we do not expect to generate revenue from product sales until such time, if ever, that we are able to successfully complete the development and obtain marketing approval for one of our product candidates. We will continue to require additional capital to develop our product candidates and fund operations for the foreseeable future. We have incurred significant operating losses to date and expect to incur significant operating losses for the foreseeable future. Our net losses were $71.1 million and $42.4 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, we had an accumulated deficit of $1,189.6 million.

In January 2024, we began implementing the 2024 Reorganization Plan to reduce operating costs and better align our workforce with the current clinical development plans of our business. Accordingly, we decided to halt lirentelimab-related activities across clinical, manufacturing, research and administrative functions. As a result, we have reduced our workforce by approximately 50%. While this will result in increased near-term costs, primarily in the first and second quarters of 2024, we believe that the 2024 Reorganization Plan will reduce our overall spending in subsequent quarters subject to periodic fluctuations caused by the timing of ongoing manufacturing development efforts and the timing of future clinical trials. Additionally, as described in Note 5 – Impairment of Long-Lived Assets, we recorded a $27.3 million noncash charge related to the impairment of long-lived assets during the quarter ended March 31, 2024.

As of March 31, 2024, we had cash, cash equivalents and marketable securities of $139.3 million, which we believe will be sufficient to fund our planned operations for at least the next 12 months from the issuance of our financial statements.

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

Impairment of Long-Lived Assets

During the three months ended March 31, 2024, as a result of the significant sustained decline observed in the Company’s stock price and related market capitalization following our decision to halt the development of lirentelimab, the Company believed a triggering event occurred and the potential of impairment existed with respect to our long-lived assets. As a result of these factors, we performed an impairment analysis of the Company’s long-lived assets. Based on this analysis, we recognized a long-lived asset impairment charge of $27.3 million during the three months ended March 31, 2024. For more information see Note 5 – Impairment of Long-Lived Assets in the accompanying notes to the Condensed Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

On an ongoing basis, we evaluate our judgments and estimates in light of changes in circumstances, facts and experience. During the three months ended March 31, 2024, as described in Note 10 – Stock-Based Compensation, we updated our method for estimating the expected lives of our stock options effective January 1, 2024, and as described in Note 5 – Impairment of Long-Lived Assets, we utilized estimates in relation to the valuation and impairment of long-lived assets. There were no other changes to our critical accounting policies and estimates as disclosed in our 2023 Annual Report on Form 10-K.

Recent Accounting Pronouncements

See Note 2 to our unaudited financial statements for recently issued accounting pronouncements, including the respective effective dates of adoption and effects on our results of operations and financial condition.

Results of Operations

Comparison of the Three Months Ended March 31, 2024 and 2023

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended March 31,
	2024	2023
Operating expenses
Research and development	$34,824	$33,078
General and administrative	10,898	11,968
Impairment of long-lived assets	27,347	—
Total operating expenses	73,069	45,046
Loss from operations	(73,069)	(45,046)
Interest income	1,995	2,678
Other expense, net	(72)	(36)
Net loss	(71,146)	(42,404)
Unrealized gain (loss) on investments	(30)	296
Comprehensive loss	$(71,176)	$(42,108)

Research and Development Expenses

Research and development expenses were $34.8 million for the three months ended March 31, 2024 compared to $33.1 million for the three months ended March 31, 2023, an increase of $1.7 million. This quarter over quarter increase is attributed to $6.3 million of increased product candidate manufacturing costs, primarily due to lirentelimab, offset partially by $2.2 million of decreased compensation costs and a $2.4 million decrease in other research and development expenses.

General and Administrative Expenses

General and administrative expenses were $10.9 million for the three months ended March 31, 2024 compared to $12.0 million for the three months ended March 31, 2023, a decrease of $1.1 million. The quarter over quarter change included $0.7 million of decreased compensation costs and $0.4 million of decreased other general and administrative expenses.

Impairment of long-lived assets

We recorded $27.3 million in expenses related to the impairment of long-lived assets during the three months ended March 31, 2024.

Interest Income

Interest income was $2.0 million and $2.7 million for the three months ended March 31, 2024 and 2023, respectively, with the decrease attributed primarily to lower balance of investments.

Other Expense, Net

Changes in other expense, net were minimal for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, and primarily attributed to changes in foreign exchange gains and losses.

Net Loss

Net loss was $71.1 million for the three months ended March 31, 2024 compared to net loss of $42.4 million for the three months ended March 31, 2023. The net loss included noncash expenses for the impairment of long-lived assets, stock-based compensation, depreciation expense and noncash lease costs for the three months ended March 31, 2024 and 2023 of $35.8 million and $12.7 million, respectively.

Liquidity and Capital Resources

Sources of Liquidity

As of March 31, 2024, we had cash, cash equivalents and investments of $139.3 million. Based on our existing business plan, we believe that our current cash, cash equivalents and investments will be sufficient to fund our anticipated level of operations through at least the next 12 months from the issuance of our financial statements.

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

During the three months ended March 31, 2023, we sold 0.1 million shares of our common stock at an average price of $7.20 per share through our ATM Offering, resulting in proceeds of $1.0 million net of commissions, with all sales to date occurring during the first quarter of 2023. Under our current ATM Offering program, $74.0 million of common stock remain available for future sales as of March 31, 2024; however, we are not obligated to make any sales under this program.

Summary Cash Flows

Comparison of the three months ended March 31, 2024 and 2023

The following table summarizes the primary sources and uses of our cash, cash equivalents, and restricted cash for the periods indicated (in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash used in operating activities	$(32,541)	$(30,139)
Net cash provided by investing activities	9,029	35,318
Net cash provided by financing activities	132	1,458
Net increase (decrease) in cash, cash equivalents and restricted cash	$(23,380)	$6,637

Cash Used in Operating Activities

Net cash used in operating activities was $32.5 million for the three months ended March 31, 2024, which was primarily attributable to our net loss of $71.1 million adjusted for net noncash charges of $34.8 million and net changes in operating assets and liabilities of $3.8 million. Noncash charges included approximately $27.3 million of long-lived asset impairment, $6.2 million in stock-based compensation expense, $1.1 million in depreciation and amortization expense, $1.0 million in net accretion of premiums and discounts on investments and $1.1 million in noncash lease expense.

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

Cash Provided by Investing Activities

Net cash provided by investing activities was $9.0 million for the three months ended March 31, 2024, which consisted of $43.4 million in proceeds from maturities of investments, partially offset by $34.4 million for the purchases of investments.

Net cash provided by investing activities was $35.3 million for the three months ended March 31, 2023, which consisted of $85.0 million in proceeds from maturities of investments, partially offset by $49.4 million for the purchases of investments and $0.3 million for the purchases of property and equipment.

Cash Provided by Financing Activities

Net cash provided by financing activities was $0.1 million for the three months ended March 31, 2024, which consisted of proceeds received from employees for the purchase of common stock through the 2018 ESPP and for the exercise of stock options.

Net cash provided by financing activities was $1.5 million for the three months ended March 31, 2023, which consisted of $1.0 million in net proceeds from the issuance of common stock in connection with the ATM Offering and $0.5 million in proceeds received from employees for the purchase of common stock through the 2018 ESPP and for the exercise of stock options.

Funding Requirements

As of March 31, 2024, we had cash, cash equivalents and investments, excluding restricted cash, of $139.3 million, which we believe will be sufficient to fund our planned operations for at least the next 12 months from the issuance date of our unaudited interim financial statements included elsewhere in this Quarterly Report on Form 10-Q. We will continue to require additional capital to develop our product candidates, achieve commercial approval and fund operations for the foreseeable future. We intend to seek and have sought to raise funding from time to time through private or public equity or debt financings, or other sources such as strategic collaborations. Adequate additional funding may not be available to us on acceptable terms or at all. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies.

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

In the normal course of business, we enter into contracts with clinical CROs, clinical investigative sites and other counterparties assisting with our preclinical studies and clinical trials. Such contracts are generally cancellable, with varying provisions regarding termination. In the event of a contract being terminated, we would only be obligated for services received as of the effective date of the termination, along with cancellation fees, as applicable. Additionally, we have entered into agreements with certain vendors for the provision of goods and services, which includes development and manufacturing services with CDMOs. These agreements may include certain provisions for purchase obligations and termination obligations that could require payment for the cancellation of committed purchase obligations or for early termination of the agreements. The amounts of the cancellation or termination payments may vary and are based on the timing of the cancellation or termination and the specific terms of the agreements. We expect to enter into additional collaborative research, contract research, clinical and commercial manufacturing, and supplier agreements in the future, which may require significant upfront payments and long-term commitments of capital resources. Additionally, see Note 7 – Leases, and Note 8 – Contingencies, to our unaudited interim financial statements for further information relating to lease commitments, indemnification obligations and other commitments.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. As of March 31, 2024, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Except as set forth below, our risk factors have not materially changed from those previously disclosed in Part 1, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023.

We have incurred significant net losses since inception and we expect to continue to incur significant net losses for the foreseeable future.

We have incurred net losses in each reporting period since our inception, have not generated any revenue to date and have financed our operations principally through the sale and issuance of common stock and preferred stock. Our net losses were $185.7 million for the year ended December 31, 2023 and $71.1 million for the three months ended March 31, 2024. As of March 31, 2024, we had an accumulated deficit of $1,189.6 million. We have devoted substantially all of our resources and efforts to research and development. Our lead product candidate, AK006, is in early clinical development, and our other product candidates are in preclinical development. As a result, we expect that it will be several years, if ever, before we generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to develop and market additional potential products.

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

As of March 31, 2024, we had $139.3 million in cash, cash equivalents and investments. We filed: (i) on August 4, 2022, a prospectus supplement to our shelf registration statement on Form S-3 (File No. 333-265085) that covers the offering, issuance and sale of up to $75.0 million of our common stock from time to time through an “at-the-market” program under the Securities Act of 1933, as amended, and (ii) on September 19, 2022, a prospectus supplement to such shelf registration statement that covered the offering, issuance and sale of 29,882,000 shares of our common stock, at a public offering price of $5.02 per share. We received aggregate net proceeds of $140.6 million, after deducting the underwriting commissions and offering expenses from the September 19, 2022 follow-on offering and as of December 31, 2023 received aggregate net proceeds of $1.0 million under the “at-the-market” program. We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements through at least the next 12 months. Our estimate as to how long we expect our existing cash, cash equivalents and marketable securities to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

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

Rule 10b5-1 Trading Plans

During our last fiscal quarter, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

Item 6. Exhibits.

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Number	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-38582	3.1	7/24/2018

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-38582	3.1	8/21/2023

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, has been formatted in Inline XBRL and is contained in Exhibit 101.					X

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

Allakos Inc.

Date: May 9, 2024	By:	/s/ Robert Alexander
Robert Alexander, Ph.D.
Chief Executive Officer and Director (Principal Executive Officer)

Date: May 9, 2024	By:	/s/ H. Baird Radford, III
H. Baird Radford, III
Chief Financial Officer (Principal Financial and Accounting Officer)