Form 10-Q
period 2024-06-30
Allakos Inc.
filed 2024-08-07
CIK 1564824

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 1, 2024, the registrant had 88,850,713 shares of common stock outstanding.

ALLAKOS INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited).

allakos inc.

balance sheets

(in thousands, except per share data)

	June 30,	December 31,
	2024	2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$26,496	$66,440
Investments	96,625	104,354
Prepaid expenses and other current assets	4,805	9,095
Total current assets	127,926	179,889
Property and equipment, net	16,590	33,369
Operating lease right-of-use assets	10,228	24,136
Other long-term assets	1,714	6,216
Total assets	$156,458	$243,610
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$16,119	$1,764
Accrued expenses and other current liabilities	19,761	34,814
Total current liabilities	35,880	36,578
Operating lease liabilities, net of current portion	36,579	38,215
Total liabilities	72,459	74,793
Contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 20,000 shares authorized as of June 30, 2024 and December 31, 2023; no shares issued and outstanding as of June 30, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value per share; 200,000 shares authorized as of June 30, 2024 and December 31, 2023; 88,851 and 87,750 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	89	88
Additional paid-in capital	1,300,200	1,287,156
Accumulated other comprehensive gain (loss)	9	50
Accumulated deficit	(1,216,299)	(1,118,477)
Total stockholders’ equity	83,999	168,817
Total liabilities and stockholders’ equity	$156,458	$243,610

See accompanying notes to unaudited interim financial statements

Allakos Inc.

Statements of Operations and Comprehensive Loss

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Operating expenses
Research and development	$19,422	$27,280	$54,246	$60,358
General and administrative	9,211	10,537	20,109	22,505
Impairment of long-lived assets	—	—	27,347	—
Total operating expenses	28,633	37,817	101,702	82,863
Loss from operations	(28,633)	(37,817)	(101,702)	(82,863)
Interest income	1,959	2,697	3,954	5,375
Other expense, net	(2)	—	(74)	(36)
Net loss	(26,676)	(35,120)	(97,822)	(77,524)
Unrealized gain (loss) on investments	(11)	(171)	(41)	125
Comprehensive loss	$(26,687)	$(35,291)	$(97,863)	$(77,399)
Net loss per common share:
Basic and diluted	$(0.30)	$(0.41)	$(1.11)	$(0.90)
Weighted-average number of common shares outstanding:
Basic and diluted	88,644	86,646	88,342	86,246

See accompanying notes to unaudited interim financial statements

Allakos Inc.

Statements of STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	87,750	$88	$1,287,156	$50	$(1,118,477)	$168,817
Stock-based compensation expense	—	—	6,210	—	—	6,210
Issuance of common stock upon exercise of stock options	26	—	26	—	—	26
Issuance of common stock upon 2018 ESPP purchase	98	—	106	—	—	106
Issuance of common stock upon vesting of restricted stock units	670	1	(1)	—	—	—
Unrealized gain (loss) on investments	—	—	—	(30)	—	(30)
Net loss	—	—	—	—	(71,146)	(71,146)
Balance at March 31, 2024	88,544	$89	$1,293,497	$20	$(1,189,623)	$103,983
Stock-based compensation expense	—	—	6,703	—	—	6,703
Issuance of common stock upon vesting of restricted stock units	307	—	—	—	—	—
Unrealized gain (loss) on investments	—	—	—	(11)	—	(11)
Net loss	—	—	—	—	(26,676)	(26,676)
Balance at June 30, 2024	88,851	$89	$1,300,200	$9	$(1,216,299)	$83,999

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	85,387	$85	$1,243,408	$(284)	$(932,776)	$310,433
Stock-based compensation expense	—	—	10,665	—	—	10,665
Issuance of common stock upon exercise of stock options	6	—	26	—	—	26
Issuance of common stock upon 2018 ESPP purchase	144	—	442	—	—	442
Issuance of common stock upon vesting of restricted stock units	881	1	(1)	—	—	—
Issuance of common stock under the ATM Offering, net of issuance costs	142	—	990	—	—	990
Unrealized gain (loss) on investments	—	—	—	296	—	296
Net loss	—	—	—	—	(42,404)	(42,404)
Balance at March 31, 2023	86,560	$86	$1,255,530	$12	$(975,180)	$280,448
Stock-based compensation expense	—	—	9,821	—	—	9,821
Issuance of common stock upon vesting of restricted stock units	263	1	(1)	—	—	—
Unrealized gain (loss) on investments	—	—	—	(171)	—	(171)
Net loss	—	—	—	—	(35,120)	(35,120)
Balance at June 30, 2023	86,823	87	1,265,350	(159)	(1,010,300)	254,978

See accompanying notes to unaudited interim financial statements

Allakos Inc.

Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2024	2023
Cash flows from operating activities
Net loss	$(97,822)	$(77,524)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of long-lived assets	27,347	—
Depreciation and amortization	1,945	3,045
Stock-based compensation	12,913	20,486
Net amortization (accretion) of premiums and discounts on investments	(1,644)	(3,187)
Noncash lease expense	1,498	784
Loss on disposal of property and equipment	—	3
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	4,190	(1,201)
Other long-term assets	4,502	1,509
Accounts payable	14,297	(357)
Accrued expenses and other current liabilities	(15,052)	(4,729)
Operating lease liabilities, net of current portion	(1,636)	(1,562)
Net cash used in operating activities	(49,462)	(62,733)
Cash flows from investing activities
Purchases of investments	(80,988)	(113,042)
Proceeds from maturities of investments	90,420	155,000
Purchases of property and equipment	(46)	(519)
Net cash provided by investing activities	9,386	41,439
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	—	990
Proceeds from exercise of stock options	26	26
Proceeds from issuance of common stock under the 2018 ESPP	106	442
Net cash provided by financing activities	132	1,458
Net decrease in cash, cash equivalents and restricted cash	(39,944)	(19,836)
Cash, cash equivalents and restricted cash, beginning of period	67,912	88,689
Cash, cash equivalents and restricted cash, end of period	$27,968	$68,853
Supplemental disclosures
Noncash investing and financing items:
Noncash adjustments to right-of-use assets	$—	$(5,617)

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

Liquidity Matters

Since inception, the Company has incurred net losses and negative cash flows from operations. During the six months ended June 30, 2024, the Company incurred a net loss of $97.8 million. At June 30, 2024, the Company had an accumulated deficit of $1,216.3 million and does not expect to experience positive cash flows from operating activities in the foreseeable future. The Company has financed its operations to date primarily through the sale of common stock. Management expects to incur additional operating losses in the future as the Company continues to further develop, seek regulatory approval for and, if approved, commence commercialization of its product candidates.

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

The Company had $123.1 million of cash, cash equivalents and marketable securities at June 30, 2024. Management believes that this amount is sufficient to fund the Company’s operations for at least the next 12 months from the issuance date of these financial statements.

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

The interim balance sheet as of June 30, 2024, the statements of operations and comprehensive loss, statements of stockholders’ equity for the three and six months ended June 30, 2024 and 2023 and statements of cash flows for the six months ended June 30, 2024 and 2023 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair presentation of the Company’s financial position as of June 30, 2024 and its results of operations and comprehensive loss for the three and six months ended June 30, 2024 and 2023 and its cash flows for the six months ended June 30, 2024 and 2023. Certain information and note disclosures normally included in annual audited financial statements prepared in accordance with U.S. GAAP have been omitted. The financial data and the other financial information disclosed in these notes to the interim financial statements are also unaudited. The results of operations for any interim period are not necessarily indicative of the results to be expected for the entire year or for any other future annual or interim period. These interim financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K, which was filed with the U.S. Securities and Exchange Commission (“SEC”) on March 14, 2024.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Company’s balance sheets and which, in aggregate, represent the amounts reported in the accompanying statements of cash flows (in thousands):

	June 30,	December 31,
	2024	2023
Cash and cash equivalents	$26,496	$66,440
Restricted cash in other long-term assets	1,472	1,472
Total	$27,968	$67,912

	June 30,	December 31,
	2023	2022
Cash and cash equivalents	$67,381	$87,217
Restricted cash in other long-term assets	1,472	1,472
Total	$68,853	$88,689

Restricted cash at June 30, 2024 represents $1.5 million in security deposits for the lease of the Company’s facility in San Carlos, California. The security deposit is in the form of a letter of credit secured by restricted cash and is recorded in other long-term assets on the Company’s balance sheets.

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

Valuation of Long-lived Assets

Long-lived assets, including property and equipment and finite-lived intangible assets, are reviewed for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. The evaluation is performed at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets are expected to generate from the use and eventual disposition. If such review indicates that the carrying amount of the long-lived assets is not recoverable, the carrying amount of such assets is reduced to fair value. We have recorded impairment charges during the six months ended June 30, 2024. For a further description of the impairment, see Note 5 – Impairment of Long-Lived Assets in the accompanying notes.

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

Comprehensive Loss

Comprehensive loss is defined as the change in stockholders’ equity during a period from transactions and other events and circumstances from non-owner sources. The differences between net loss and comprehensive loss for the three and six months ended June 30, 2024 and 2023 are a result of unrealized gains and losses on the Company’s investments in marketable securities included in current assets on the Company’s balance sheets.

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

Basic and diluted net loss per share was calculated as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(26,676)	$(35,120)	$(97,822)	$(77,524)
Denominator:
Weighted-average shares of common stock outstanding, basic and diluted	88,644	86,646	88,342	86,246
Net loss per share, basic and diluted	$(0.30)	$(0.41)	$(1.11)	$(0.90)

The following table sets forth the potentially dilutive securities that have been excluded from the calculation of diluted net loss per share due to their anti-dilutive effect for the periods indicated (in thousands):

	Six Months Ended
	June 30,
	2024	2023
Options to purchase common stock	13,309	7,216
Unvested restricted stock units	6,252	5,598
Unvested performance stock units	—	2,868
Shares issuable under employee stock purchase plans	76	123
Total	19,637	15,805

Recently Issued and Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU requires entities to expand their existing income tax disclosures, specifically related to the rate reconciliation and income taxes paid. This authoritative guidance will be effective for us in fiscal year 2025, with early adoption permitted. The Company is currently evaluating the impact of the ASU, but does not expect any material impact upon adoption.

3. Fair Value Measurements

The Company measures and reports certain financial instruments as assets and liabilities at fair value on a recurring basis. The Company’s financial assets measured at fair value on a recurring basis were as follows (in thousands):

	June 30, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$26,837	$—	$—	$26,837
Total cash equivalents	26,837	—	—	26,837
Short-term marketable securities
U.S. treasuries	76,822	—	—	76,822
U.S. government agency bonds	19,803	—	—	19,803
Total short-term marketable securities	96,625	—	—	96,625
Total cash equivalents and short-term marketable securities	$123,462	$—	$—	$123,462

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$67,070	$—	$—	$67,070
Total cash equivalents	67,070	—	—	67,070
Short-term marketable securities:
U.S. treasuries	96,705	—	—	96,705
U.S. government agency bonds	7,649	—	—	7,649
Total short-term marketable securities	104,354	—	—	104,354
Total cash equivalents and short-term marketable securities	$171,424	$—	$—	$171,424

The Company evaluates transfers between levels at the end of each reporting period. There were no transfers of assets or liabilities between levels during the three and six months ended June 30, 2024 and 2023.

4. Investments

All investments were considered available-for-sale at June 30, 2024. The amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s investments by major security type at June 30, 2024 and December 31, 2023 are summarized in the table below (in thousands):

	June 30, 2024
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale securities:
U.S. treasuries classified as investments	$76,837	$2	$(17)	$76,822
U.S. government agency bonds	19,814	—	(11)	19,803
Total available-for-sale securities	$96,651	$2	$(28)	$96,625

	December 31, 2023
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale securities:
U.S. treasuries classified as investments	$96,688	$39	$(22)	$96,705
U.S. government agency bonds	7,652	—	(3)	7,649
Total available-for-sale securities	$104,340	$39	$(25)	$104,354

The amortized cost of available-for-sale securities is adjusted for amortization of premiums and accretion of discounts to maturity. As of June 30, 2024 and December 31, 2023, the aggregate fair value of securities held by the Company in an unrealized loss position for less than twelve months was $76.3 million and $53.7 million, respectively. These securities had remaining maturities of less than one year. The Company has the intent and ability to hold such securities until recovery and has determined that there has been no material change to their credit risk. As a result, the Company determined it did not hold any investments with a credit loss at June 30, 2024 and December 31, 2023.

There were no material realized gains or losses recognized on the sale or maturity of available-for-sale securities during the three and six months ended June 30, 2024 and 2023, and as a result, there were no material reclassifications out of accumulated other comprehensive gain (loss) for the same periods.

5. Impairment of Long-Lived Assets

During the first quarter of 2024, as a result of the significant sustained decline observed in the Company’s stock price and related market capitalization following our decision to halt the development of lirentelimab, the Company performed an impairment assessment of long-lived assets. The Company determined that the long-lived assets held and used did not have identifiable cash flows that were largely independent of the cash flows of other assets and liabilities. Therefore, the Company evaluated its long-lived assets for impairment on an entity-wide level. The Company concluded that the carrying value of the entity-wide asset group was not recoverable as it exceeded the future net undiscounted cash flows. To measure, allocate and recognize the impairment loss, the Company determined individual fair values of its long-lived assets. The Company utilized the income approach for estimating the fair value of right of use assets and related leasehold improvements by estimating the potential cash flows from a hypothetical fully-furnished sublease and applying a discount rate. The cost replacement method was used to estimate the fair value of laboratory and office equipment, capitalized software, and assets to be placed into service or in the process of construction. These represented Level 3 nonrecurring fair value measurements. Based on this analysis, the Company recorded a $27.3 million charge to Impairment of long-lived assets in the Statement of Operations and Comprehensive Loss during the six months ended June 30, 2024, of which $12.4 million was attributed to right-of-use assets, $13.9 million to leasehold improvements, and $1.0 million to furniture. No impairment was recognized on the remaining long-lived assets as their carrying values were not in excess of their fair values.

6. Balance Sheet Components and Supplemental Disclosures

Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
Laboratory equipment	$7,005	$6,993
Furniture and office equipment	1,467	3,947
Leasehold improvements	12,135	32,386
Capitalized software	4,437	4,382
Construction-in-progress	72	69
	25,116	47,777
Less accumulated depreciation	(8,526)	(14,408)
Property and equipment, net	$16,590	$33,369

Depreciation and amortization expense for the three months ended June 30, 2024 and 2023 was $0.9 million and $1.5 million, respectively. Depreciation and amortization expense for the six months ended June 30, 2024 and 2023 was $1.9 million and $3.0 million, respectively. As discussed in Note 5 – Impairment of Long-Lived Assets, the Company recognized long-lived asset impairment charges of $13.9 million for its leasehold improvements and $1.0 million on furniture during the six months ended June 30, 2024.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
Accrued contract research and development expense	$12,704	$22,262
Accrued compensation and benefits expense	3,560	8,674
Current portion of operating lease liabilities	3,155	3,250
Other current liabilities	342	628
Total	$19,761	$34,814

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

On March 27, 2023, the Company entered into an amendment for the 2019 San Carlos Lease, whereby rentable square feet was adjusted to 95,692 square feet and lease payments were reduced by approximately 2.5% per month, effective from January 1, 2022 through the end of the lease term. The Company accounted for these changes as a modification under ASC 842 and the operating right-of-use asset and lease liability were remeasured during the first quarter of 2023 utilizing an estimated incremental borrowing rate of 10.5%. Our estimated incremental borrowing rate was based on our estimated rate of interest for a fully collateralized borrowing over a similar term as the remaining lease payments while incorporating our credit risk. As a result of the modification, the right-of-use asset and lease liability decreased by approximately $5.6 million. No gain or loss was recognized upon the modification. As discussed in Note 5 – Impairment of Long-Lived Assets, the Company recognized long-lived asset impairment charges of $12.4 million on the right-of-use assets relating to the 2019 San Carlos Lease during the six months ended June 30, 2024.

Classification of Operating Leases

The 2019 San Carlos Lease required a security deposit of $1.5 million, which the Company satisfied by establishing a letter of credit secured by restricted cash. As of June 30, 2024 and December 31, 2023, a security deposit of $1.5 million for the 2019 San Carlos Lease was recorded as restricted cash in other long-term assets on the Company’s balance sheets.

Classification of the Company’s operating lease liabilities included on the Company’s balance sheets at June 30, 2024 and December 31, 2023 was as follows (in thousands):

	June 30,	December 31,
	2024	2023
Operating lease liabilities
Current portion included in accrued expenses and other current liabilities	$3,155	$3,250
Operating lease liabilities, net of current portion	36,579	38,215
Total operating lease liabilities	$39,734	$41,465

The components of lease costs included in operating expenses in the Company’s statements of operations and comprehensive loss were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Operating lease costs	$1,404	$1,407	$2,872	$2,876
Variable costs	993	900	1,790	1,839
Total lease costs	$2,397	$2,307	$4,662	$4,715

Variable costs included in the table above represent amounts the Company pays related to property taxes, insurance, maintenance and repair costs.

Cash paid for amounts included in the measurement of the Company’s operating lease liabilities and presented within cash used in operating activities in the statements of cash flows was $3.9 million and $3.2 million for the six months ended June 30, 2024 and 2023, respectively. Cash received for amounts related to tenant improvements from lessors was $0.0 million and $0.3 million for the six months ended June 30, 2024 and 2023, respectively.

Operating Lease Obligations

Future lease payments required under operating leases included on the Company’s balance sheet at June 30, 2024 are as follows (in thousands):

Fiscal Year Ending December 31,
2024 (remaining 6 months)	$3,572
2025	7,287
2026	7,506
2027	7,731
2028	7,963
Thereafter	23,871
Total future lease payments	57,930
Less:
Present value adjustment	18,196
Operating lease liabilities	$39,734

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used its incremental borrowing rate based on the information available at the lease commencement date. As of June 30, 2024, the weighted-average remaining lease term of the Company’s leases was 7.3 years and the weighted-average discount rate used to determine the operating lease liabilities included on the balance sheet was 10.5%.

As of June 30, 2024, the Company was not party to any lease agreements containing material residual value guarantees or material restrictive covenants.

8. Contingencies

Indemnification Agreements

The Company has entered into indemnification agreements with certain directors and officers that require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. To date, no such matters have arisen and the Company does not believe that the outcome of any claims under indemnification arrangements will have a material adverse effect on its financial positions, results of operations or cash flows. Accordingly, the Company has not recorded a liability related to such indemnifications as of June 30, 2024.

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

No shares were sold during the six months ended June 30, 2024 through the Company's ATM Offering. During the six months ended June 30, 2023, the Company sold 0.1 million shares of its common stock at an average price of $7.20 per share through its ATM Offering, resulting in proceeds of $1.0 million net of commissions. Under the ATM Offering, $74.0 million of common stock remain available for future sales as of June 30, 2024; however, the Company is not obligated to make any sales under this program.

10. Stock-Based Compensation

Total stock-based compensation expense recognized is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Research and development	$2,177	$4,088	$3,450	$8,763
General and administrative	4,526	5,733	9,463	11,723
Total	$6,703	$9,821	$12,913	$20,486

Stock Options

The Company’s stock option activity during the six months ended June 30, 2024, is summarized as follows (number of shares in thousands):

		Weighted-
		Average
	Options	Exercise
	Outstanding	Price
Balance at December 31, 2023	7,968	$10.85
Granted	5,933	$1.26
Exercised	(26)	$0.97
Expired	(218)	$42.04
Forfeited	(348)	$14.57
Balance at June 30, 2024	13,309	$5.99
Options exercisable	5,181	$11.07
Options vested and expected to vest	12,704	$6.16

Time-based RSUs

RSU activity under the 2018 Plan during the six months ended June 30, 2024, is summarized as follows (in thousands, except per share data):

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Balance at December 31, 2023	5,621	$10.16
Granted	4,118	$1.23
Vested	(977)	$12.63
Forfeited	(2,510)	$7.63
Balance at June 30, 2024	6,252	$4.91

Performance-based Restricted Stock Units (“PSUs”)

As of June 30, 2024, there were no outstanding PSUs.

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

Employee Stock Purchase Plan

In July 2018, the Company’s Board of Directors and stockholders approved the 2018 Employee Stock Purchase Plan (the “2018 ESPP”). As of June 30, 2024, the number of shares available for issuance under the 2018 ESPP was 3,561,225.

During the three and six months ended June 30, 2024, stock-based compensation expense related to the 2018 ESPP was immaterial. During the three and six months ended June 30, 2023, stock-based compensation expense related to the 2018 ESPP was $0.1 million and $0.4 million, respectively.

11. Defined Contribution Plans

In January 2018, the Company established a defined contribution plan under Section 401(k) of the Internal Revenue Code (the “401(k) plan”). The 401(k) plan covers all employees who meet defined minimum age and service requirements. Employee contributions are voluntary and are determined on an individual basis, limited to the maximum amount allowable under U.S. federal tax regulations. The Company makes matching contributions of up to 4% of the eligible employees’ compensation to the 401(k) plan. During the three and six months ended June 30, 2024, the Company made contributions to the 401(k) plan of $0.1 million and $0.6 million, respectively. During the three and six months ended June 30, 2023, the Company made contributions to the 401(k) plan of $0.2 million and $0.6 million, respectively.

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

AK006 has shown activity in preclinical studies including a broad array of animal disease models of mast cell diseases. In June 2024, we announced positive results from our ongoing Phase 1 Trial of intravenous (IV) AK006 in healthy volunteers, with AK006 demonstrating high receptor occupancy on mast cells and a favorable safety profile. We have prioritized our AK006 development efforts based on our assessment of the probability of clinical and regulatory success, unmet medical need and potential market opportunity. We have assembled a team with a proven track record and deep experience in antibody discovery and in clinical development, operations and finance.

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

AK006 is being studied in an ongoing Phase 1 clinical trial that consists of IV and subcutaneous (SC) single ascending dose (SAD) cohorts and IV multiple ascending dose (MAD) cohorts in healthy volunteers, as well as a cohort in patients with CSU who will be administered AK006 via intravenous infusion. In the third quarter of 2023, we began dosing healthy volunteers in the randomized, double-blind, placebo-controlled Phase 1 study of AK006. In the second quarter of 2024, we began dosing patients with CSU in the randomized, double-blind, placebo-controlled arm.

In June 2024, we announced that, in the ongoing Phase 1 study in healthy volunteers, single and multiple IV doses of AK006 were well tolerated with a favorable safety profile. Skin biopsies taken from AK006 treated healthy volunteers showed high levels of receptor occupancy confirming AK006 reaches skin tissue mast cells. AK006 showed dose linear exposure and with an estimated half-life of 21 days for the highest (720 mg) IV dose. Moreover, AK006 achieved serum concentrations consistent with levels demonstrating inhibitory activity in preclinical experiments. We expect data from the CSU cohort to be available at year end 2024.

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

To date, we have not had any products approved for sale and have not generated any revenue nor been profitable. Further, we do not expect to generate revenue from product sales until such time, if ever, that we are able to successfully complete the development and obtain marketing approval for one of our product candidates. We will continue to require additional capital to develop our product candidates and fund operations for the foreseeable future. We have incurred significant operating losses to date and expect to incur significant operating losses for the foreseeable future. Our net losses were $97.8 million and $77.5 million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, we had an accumulated deficit of $1,216.3 million.

In January 2024, we began implementing the 2024 Reorganization Plan to reduce operating costs and better align our workforce with the current clinical development plans of our business. Accordingly, we decided to halt lirentelimab-related activities across clinical, manufacturing, research and administrative functions. As a result, we have reduced our workforce by approximately 50%. While this resulted in increased near-term costs, primarily in the first and second quarters of 2024, we believe that the 2024 Reorganization Plan will reduce our overall spending in subsequent quarters subject to periodic fluctuations caused by the timing of ongoing manufacturing development efforts and the timing of future clinical trials. Additionally, as described in Note 5 – Impairment of Long-Lived Assets, we recorded a $27.3 million noncash charge related to the impairment of long-lived assets during the six months ended June 30, 2024.

As of June 30, 2024, we had cash, cash equivalents and marketable securities of $123.1 million, which we believe will be sufficient to fund our planned operations for at least the next 12 months from the issuance of our financial statements.

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

Expenses in the second half of 2024 are expected to decrease as compared to the first half of 2024, given the decreased expenses relating to lirentelimab and the implementation of the 2024 Reorganization Plan.

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

Our general and administrative expenses decreased in the first half of 2024 following the employment severance related costs associated with the 2024 Reorganization Plan. We expect to continue to incur costs associated with operating as a public company, including expenses related to maintaining compliance with the rules and regulations of the SEC, and those of any national securities exchange on which our securities are traded, additional insurance premiums, information technology and facility activities, and other ancillary administrative and professional services.

Impairment of Long-Lived Assets

During the first quarter of 2024, as a result of the significant sustained decline observed in the Company’s stock price and related market capitalization following our decision to halt the development of lirentelimab, the Company believed a triggering event occurred and the potential of impairment existed with respect to our long-lived assets. As a result of these factors, we performed an impairment analysis of the Company’s long-lived assets. Based on this analysis, we recognized a long-lived asset impairment charge of $27.3 million during the six months ended June 30, 2024. For more information see Note 5 – Impairment of Long-Lived Assets in the accompanying notes to the Condensed Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

On an ongoing basis, we evaluate our judgments and estimates in light of changes in circumstances, facts and experience. During the three and six months ended June 30, 2024, as described in Note 5 – Impairment of Long-Lived Assets, we utilized estimates in relation to the valuation and impairment of long-lived assets, and as described in Note 10 – Stock-Based Compensation, we updated our method for estimating the expected term of our stock options effective January 1, 2024. There were no other changes to our critical accounting policies and estimates as disclosed in our 2023 Annual Report on Form 10-K.

Recent Accounting Pronouncements

See Note 2 to our unaudited financial statements for recently issued accounting pronouncements, including the respective effective dates of adoption and effects on our results of operations and financial condition.

Results of Operations

Comparison of the Three Months Ended June 30, 2024 and 2023

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended June 30,
	2024	2023
Operating expenses
Research and development	$19,422	$27,280
General and administrative	9,211	10,537
Impairment of long-lived assets	—	—
Total operating expenses	28,633	37,817
Loss from operations	(28,633)	(37,817)
Interest income	1,959	2,697
Other expense, net	(2)	—
Net loss	(26,676)	(35,120)
Unrealized gain (loss) on investments	(11)	(171)
Comprehensive loss	$(26,687)	$(35,291)

Research and Development Expenses

Research and development expenses were $19.4 million for the three months ended June 30, 2024 compared to $27.3 million for the three months ended June 30, 2023, a decrease of $7.9 million. This quarter over quarter decrease is attributed to a $2.5 million decrease in contract research and development costs following the halting of lirentelimab development, $2.5 million decrease in compensation costs and $2.9 million decrease in other research and development expenses.

General and Administrative Expenses

General and administrative expenses were $9.2 million for the three months ended June 30, 2024 compared to $10.5 million for the three months ended June 30, 2023, a decrease of $1.3 million. The quarter over quarter change is attributed to a $0.7 million decrease in compensation costs and $0.6 million decrease in other general and administrative expenses.

Impairment of long-lived assets

We recorded no expenses related to the impairment of long-lived assets during the three months ended June 30, 2024 and 2023.

Interest Income

Interest income was $2.0 million and $2.7 million for the three months ended June 30, 2024 and 2023, respectively, with the decrease attributed primarily to the lower balance of investments.

Other Expense, Net

Changes in other expense, net were minimal for the three months ended June 30, 2024 compared to the three months ended June 30, 2023, and primarily attributed to changes in foreign exchange gains and losses.

Net Loss

Net loss was $26.7 million for the three months ended June 30, 2024 compared to net loss of $35.1 million for the three months ended June 30, 2023. The net loss included noncash expenses for stock-based compensation, depreciation expense and noncash lease costs for the three months ended June 30, 2024 and 2023 of $7.9 million and $11.7 million, respectively.

Comparison of the Six Months Ended June 30, 2024 and 2023

The following table summarizes our results of operations for the periods indicated (in thousands):

	Six Months Ended June 30,
	2024	2023
Operating expenses
Research and development	$54,246	$60,358
General and administrative	20,109	22,505
Impairment of long-lived assets	27,347	—
Total operating expenses	101,702	82,863
Loss from operations	(101,702)	(82,863)
Interest income	3,954	5,375
Other expense, net	(74)	(36)
Net loss	(97,822)	(77,524)
Unrealized gain (loss) on investments	(41)	125
Comprehensive loss	$(97,863)	$(77,399)

Research and Development Expenses

Research and development expenses were $54.2 million for the six months ended June 30, 2024 compared to $60.4 million for the six months ended June 30, 2023, a decrease of $6.2 million. This quarter over quarter decrease is attributed to $4.6 million of decreased compensation costs, a $5.5 million decrease in other research and development expenses, partially offset by $3.9 million of increased product candidate manufacturing costs, primarily during the first quarter of 2024 upon halting lirentelimab development.

General and Administrative Expenses

General and administrative expenses were $20.1 million for the six months ended June 30, 2024 compared to $22.5 million for the six months ended June 30, 2023, a decrease of $2.4 million. The quarter over quarter change included $1.4 million of decreased compensation costs and $1.0 million of decreased other general and administrative expenses.

Impairment of long-lived assets

We recorded $27.3 million in expenses related to the impairment of long-lived assets during the six months ended June 30, 2024.

Interest Income

Interest income was $4.0 million and $5.4 million for the six months ended June 30, 2024 and 2023, respectively, with the decrease attributed primarily to the lower balance of investments.

Other Expense, Net

Changes in other expense, net were minimal for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, and primarily attributed to changes in foreign exchange gains and losses.

Net Loss

Net loss was $97.8 million for the six months ended June 30, 2024 compared to net loss of $77.5 million for the six months ended June 30, 2023. The net loss included noncash expenses for the impairment of long-lived assets, stock-based compensation, depreciation expense and noncash lease costs for the six months ended June 30, 2024 and 2023 of $43.7 million and $24.3 million, respectively.

Liquidity and Capital Resources

Sources of Liquidity

As of June 30, 2024, we had cash, cash equivalents and investments of $123.1 million. Based on our existing business plan, we believe that our current cash, cash equivalents and investments will be sufficient to fund our anticipated level of operations through at least the next 12 months from the issuance of our financial statements.

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

During the six months ended June 30, 2023, we sold 0.1 million shares of our common stock at an average price of $7.20 per share through our ATM Offering, resulting in proceeds of $1.0 million net of commissions, with all sales to date occurring during the first quarter of 2023. Under our current ATM Offering program, $74.0 million of common stock remain available for future sales as of June 30, 2024; however, we are not obligated to make any sales under this program.

Summary Cash Flows

Comparison of the six months ended June 30, 2024 and 2023

The following table summarizes the primary sources and uses of our cash, cash equivalents, and restricted cash for the periods indicated (in thousands):

	Six Months Ended June 30,
	2024	2023
Net cash used in operating activities	$(49,462)	$(62,733)
Net cash provided by investing activities	9,386	41,439
Net cash provided by financing activities	132	1,458
Net increase (decrease) in cash, cash equivalents and restricted cash	$(39,944)	$(19,836)

Cash Used in Operating Activities

Net cash used in operating activities was $49.5 million for the six months ended June 30, 2024, which was primarily attributable to our net loss of $97.8 million adjusted for net noncash charges of $42.1 million and net changes in operating assets and liabilities of $6.3 million. Noncash charges included approximately $27.3 million of long-lived asset impairment, $12.9 million in stock-based compensation expense, $1.9 million in depreciation and amortization expense, $1.5 million in noncash lease expense, partially offset by $1.6 million in net accretion of premiums and discounts on investments.

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

Cash Provided by Investing Activities

Net cash provided by investing activities was $9.4 million for the six months ended June 30, 2024, which consisted primarily of $90.4 million in proceeds from maturities of investments, partially offset by $81.0 million for the purchases of investments.

Net cash provided by investing activities was $41.4 million for the six months ended June 30, 2023, which consisted of $155.0 million in proceeds from maturities of investments, partially offset by $113.0 million for the purchases of investments and $0.5 million for the purchases of property and equipment.

Cash Provided by Financing Activities

Net cash provided by financing activities was $0.1 million for the six months ended June 30, 2024, which consisted of proceeds received from employees for the purchase of common stock through the 2018 ESPP and for the exercise of stock options.

Net cash provided by financing activities was $1.5 million for the six months ended June 30, 2023, which consisted of $1.0 million in net proceeds from the issuance of common stock in connection with the ATM Offering and $0.5 million in proceeds received from employees for the purchase of common stock through the 2018 ESPP and for the exercise of stock options.

Funding Requirements

As of June 30, 2024, we had cash, cash equivalents and investments, excluding restricted cash, of $123.1 million, which we believe will be sufficient to fund our planned operations for at least the next 12 months from the issuance date of our unaudited interim financial statements included elsewhere in this Quarterly Report on Form 10-Q. We will continue to require additional capital to develop our product candidates, achieve commercial approval and fund operations for the foreseeable future. We intend to seek and have sought to raise funding from time to time through private or public equity or debt financings, or other sources such as strategic collaborations. Adequate additional funding may not be available to us on acceptable terms or at all. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. As of June 30, 2024, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

If we fail to maintain compliance with the minimum listing requirements, our common stock will be subject to delisting. Our ability to publicly or privately sell equity securities and the liquidity of our common stock could be adversely affected if our common stock is delisted.

The continued listing standards of the Nasdaq Global Select Market (“Nasdaq”) require, among other things, that the minimum price of a listed company’s stock be at or above $1.00. If the minimum bid price is below $1.00 for a period of more than 30 consecutive trading days, the listed company will fail to be in compliance with Nasdaq’s listing rules and, if it does not regain compliance within the 180-day grace period, will be subject to delisting. Since July 1, 2024 and through the date of this Quarterly Report on Form 10-Q, the bid price of our common stock has closed below the minimum $1.00 per share requirement. If we fail to regain compliance prior to the expiration of the initial 30 consecutive trading days, we would expect to receive a notification of noncompliance from Nasdaq. In accordance with Nasdaq’s listing rules, we would expect to be afforded 180 calendar days to regain compliance with the bid price requirement. In order to regain compliance, the bid price of our common stock must close at a price of at least $1.00 per share for a minimum of 10 consecutive trading days within the 180-day grace period. In the event the Company does not regain compliance by the end of the Compliance Period, the Company may be eligible for additional time to regain compliance (the “Second Compliance Period”) pursuant to Nasdaq Listing Rule 5810(c)(3)(A)(i) by transferring to the Nasdaq Capital Market. To qualify for the Second Compliance Period, the Company would need to submit a transfer application and pay an application fee. In addition, the Company would be required to meet the continued listing requirement for the market value of its publicly held shares and all other initial listing standards for Nasdaq, with the exception of the bid price requirement, and will need to provide written notice of its intention to cure the deficiency during the Second Compliance Period, by effecting a reverse stock split, if necessary. There can be no assurance that the Company will be eligible for the Second Compliance Period, if applicable, or that the Staff would grant the Company’s request for continued listing subsequent to any delisting notification and there can be no assurance that the Company will be able to regain or maintain compliance with the minimum bid price requirement or any other Nasdaq listing standards, if applicable.

If we fail to regain compliance, our common stock will be subject to delisting. Delisting from Nasdaq could adversely affect our ability to raise additional financing through the public or private sale of equity securities, would significantly affect the ability of investors to trade our securities and would negatively affect the value and liquidity of our common stock. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities.

We have incurred significant net losses since inception and we expect to continue to incur significant net losses for the foreseeable future.

We have incurred net losses in each reporting period since our inception, have not generated any revenue to date and have financed our operations principally through the sale and issuance of common stock and preferred stock. Our net losses were $185.7 million for the year ended December 31, 2023 and $97.8 million for the six months ended June 30, 2024. As of June 30, 2024, we had an accumulated deficit of $1,216.3 million. We have devoted substantially all of our resources and efforts to research and development. Our lead product candidate, AK006, is in early clinical development, and our other product candidates are in preclinical development. As a result, we expect that it will be several years, if ever, before we generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to develop and market additional potential products.

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

As of June 30, 2024, we had $123.1 million in cash, cash equivalents and investments. We filed: (i) on August 4, 2022, a prospectus supplement to our shelf registration statement on Form S-3 (File No. 333-265085) that covers the offering, issuance and sale of up to $75.0 million of our common stock from time to time through an “at-the-market” program under the Securities Act of 1933, as amended, and (ii) on September 19, 2022, a prospectus supplement to such shelf registration statement that covered the offering, issuance and sale of 29,882,000 shares of our common stock, at a public offering price of $5.02 per share. We received aggregate net proceeds of $140.6 million, after deducting the underwriting commissions and offering expenses from the September 19, 2022 follow-on offering and as of June 30, 2024 received aggregate net proceeds of $1.0 million under the “at-the-market” program. We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements through at least the next 12 months. Our estimate as to how long we expect our existing cash, cash equivalents and marketable securities to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

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

Item 6. Exhibits.

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Number	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-38582	3.1	7/24/2018

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-38582	3.1	8/21/2023

10.1+	Outside Director Compensation Policy.					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, has been formatted in Inline XBRL and is contained in Exhibit 101.					X

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

Allakos Inc.

Date: August 7, 2024	By:	/s/ Robert Alexander
Robert Alexander, Ph.D.
Chief Executive Officer and Director (Principal Executive Officer)

Date: August 7, 2024	By:	/s/ H. Baird Radford, III
H. Baird Radford, III
Chief Financial Officer (Principal Financial and Accounting Officer)