Form 10-K
period 2024-12-31
Allakos Inc.
filed 2025-03-12
CIK 1564824

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the common stock held by non-affiliates of the Registrant based on the closing price of the Registrant’s Common Stock on the Nasdaq Global Select Market as of June 30, 2024 was $81.7 million.

The number of shares of Registrant’s Common Stock outstanding as of March 5, 2025 was 90,203,245.

Portions of the Registrant’s Definitive Proxy Statement relating to the registrant’s 2025 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2024.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or Annual Report, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this Annual Report, including statements regarding our future results of operations and financial position, business strategy, development plans, ongoing and planned future preclinical studies and clinical trials, future results of ongoing and planned clinical trials, expected research and development costs, regulatory strategy, timing and likelihood of success, as well as plans and objectives of management for future operations, are forward-looking statements. In some cases, investors can identify forward-looking statements by terms such as “may,” “will,” “should,” “would,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Annual Report include, but are not limited to, statements about:

•
our ability to successfully identify and implement any strategic alternative;
•
our ability to successfully consummate any transaction from our strategic assessment, including, but not limited to, in-licensing and/or out-licensing, a merger, sale, and/or divestiture of assets, and our ability to realize all of the anticipated benefits of the transaction, on the timeline that we expect, if at all;
•
our ability to avoid or mitigate operational and/or financial risks associated with the successful completion of a strategic alternative;
•
the possibility that our board of directors may decide to pursue a dissolution and liquidation, if a strategic transaction is not consummated, and the amount of cash available for distribution to our stockholders in such event;
•
our ability to retain the employees required to pursue a strategic alternative or otherwise operate the business;
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
•
our projected cash, cash equivalents and investments balance;
•
the costs associated with pursuing strategic alternatives and the costs associated with being a public company; and
•
our anticipated uses of our existing cash, cash equivalents and investments.

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

PART I

Item 1. Business.

Overview

We are a clinical stage biotechnology company with intellectual property targeted towards developing therapeutics which target immunomodulatory receptors present on immune effector cells involved in allergic, inflammatory and proliferative diseases.

Our Strategy

In January 2025, we announced that our product candidate, AK006, did not demonstrate therapeutic activity in patients with Chronic Spontaneous Urticaria (CSU) in our Phase 1 multicenter, randomized, double-blind, placebo-controlled clinical trial. We further announced our intention to discontinue further development of AK006.

In January 2025, we launched a comprehensive review of strategic alternatives focused on maximizing stockholder value, including, but not limited to, a merger, sale, divestiture of assets, licensing, or other strategic transaction. We have devoted, and expect to continue to devote, substantial time and resources to exploring strategic alternatives that our Board of Directors believes will maximize stockholder value. Despite devoting substantial time and resources to identify and evaluate potential strategic alternatives, there can be no assurance that this strategic review process will result in us pursuing any transaction or that any transaction, if pursued, will be completed on terms favorable to us, if at all. We expect that this strategic review process will extend into, and possibly beyond, the second quarter of 2025. Additionally, there can be no assurances that any particular course of action, business arrangement or transaction, or series of transactions, will be pursued, successfully consummated or lead to increased stockholder value, or that we will make any cash distributions to our stockholders. If the strategic review process does not result in the consummation of a strategic transaction, our Board of Directors may decide to pursue a dissolution and liquidation.

In connection with the evaluation of strategic alternatives and in order to maximize capital preservation, we have implemented a corporate restructuring plan to reduce our workforce by approximately 75% and discontinue further development of AK006. The corporate restructuring plan was approved in January 2025, and we estimate that a significant majority of these restructuring costs will be paid over the first and second quarters of 2025.

We had also been developing lirentelimab (AK002) and, in conjunction with the Phase 2 lirentelimab results in atopic dermatitis and CSU, we announced in January 2024 that we no longer plan to pursue further development of lirentelimab.

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

If we succeed in completing a strategic transaction, many of the companies against which we will compete may have significantly greater financial resources and expertise in research and development, manufacturing, preclinical studies, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

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

Manufacturing

We must manufacture drug product for clinical trial use in compliance with current good manufacturing practice (“cGMP”) regulations. The cGMP regulations include requirements relating to organization of personnel, buildings and facilities, equipment, control of components and drug product containers and closures, production and process controls, packaging and labeling controls, holding and distribution, laboratory controls, records and reports and returned or salvaged products. The manufacturing facilities for our product candidates must meet cGMP requirements and FDA or comparable foreign regulatory authority’s satisfaction before any product is approved and our commercial products can be manufactured. Our third-party manufacturers will also be subject to periodic inspections of facilities by the FDA and other foreign authorities, including procedures and operations used in the testing and manufacture of our products to assess our compliance with applicable regulations.

We do not currently have the infrastructure or internal capability to manufacture our product candidates for use in clinical development and commercialization, and we currently have no plans to establish any manufacturing facilities. We have relied, and if we resume preclinical studies and clinical trials we expect to continue to rely, on third-party manufacturers for the production, packaging, labeling, storage, and distribution of our product candidates for preclinical studies and in compliance with cGMP requirements for clinical trials under our guidance.

Failure to comply with statutory and regulatory requirements subjects a manufacturer to possible legal or regulatory action, including warning letters, the seizure or recall of products, injunctions, consent decrees placing significant restrictions on or suspending manufacturing operations and civil and criminal penalties. Contract manufacturers often encounter difficulties involving production yields, quality control and quality assurance, as well as shortages of qualified personnel. Any of these actions or events could have a material impact on the availability of any products we may develop.

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

Further, in June 2024, the U.S. Supreme Court overruled the Chevron doctrine, which gives deference to regulatory agencies’ statutory interpretations in litigation against federal government agencies, such as the FDA, where the law is ambiguous. This landmark Supreme Court decision may invite various stakeholders to bring lawsuits against the FDA to challenge longstanding decisions and policies, which could lead to uncertainties in the industry. Changes in the leadership of the FDA and other federal agencies under the Trump administration may lead to new policies and changes in the regulations that may impact our current or future plans.

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

On January 31, 2022, the Clinical Trials Regulation (“CTR”) went into application, which aims to harmonize the submission, assessment and supervision processes for clinical trials in the European Union. The CTR also provided a new Clinical Trials Information System (“CTIS”), which provides a single entry point for sponsors and regulators of clinical trials and a public searchable database for certain clinical trial information. From January 31, 2025, the end of the transition period, any trials approved under the Clinical Trials Directive that continue running will need to comply with the CTR, and their sponsors must enter information on the trials in the Clinical Trials Information System.

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

Moreover, there has recently been heightened governmental scrutiny over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. Under the American Rescue Plan Act of 2021, effective January 1, 2024, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs was eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. In August 2022, Congress passed the Inflation Reduction Act of 2022 (the “Inflation Reduction Act”), which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Only high-expenditure single-source drugs that have been approved for at least 7 years (11 years for single-source biologics) can qualify for negotiation, with the negotiated price taking effect two years after the selection year. For 2026, the first year in which negotiated prices become effective, CMS selected 10 high-cost Medicare Part D drugs in 2023, negotiations began in 2024, and the negotiated maximum fair price for each drug has been announced. CMS has selected 15 additional Medicare Part D drugs for negotiated maximum fair pricing in 2027. For 2028, up to an additional 15 drugs, which may be covered under either Medicare Part B or Part D, will be selected, and for 2029 and subsequent years, up to 20 additional Part B or Part D drugs will be selected. Various industry stakeholders, including certain pharmaceutical companies and the Pharmaceutical Research and Manufacturers of America have initiated lawsuits against the federal government asserting that the price negotiation provisions of the

IRA are unconstitutional. The impact of these judicial challenges, legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented by the government on us and the pharmaceutical industry as a whole is unclear. The implementation of cost containment measures, including the prescription drug provisions under the Inflation Reduction Act, as well as other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved. Complying with any new legislation and regulatory changes could be time-intensive and expensive, resulting in a material adverse effect on our business.

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

Human Capital

As of December 31, 2024, we had 61 full-time employees, 39 of whom were engaged in research and development activities. None of our employees are represented by a labor union or covered under a collective bargaining agreement. Due to unfavorable clinical trial results, we have undergone two reorganization plans since January 1, 2024, which have significantly decreased our workforce. We have taken and are taking various actions to retain and motivate existing employees notwithstanding the negative impact of the workforce reduction.

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

January 2025 Reorganization

Due to the clinical trial results from our AK006 program released in January 2025, our Board of Directors approved a reorganization plan (the “2025 Reorganization Plan”) to reduce operating costs and better align our workforce with our plans to explore strategic alternatives. Under the 2025 Reorganization Plan, our workforce will be reduced by approximately 75% primarily during the first quarter of 2025. The management team and the Board developed severance packages appropriate to the market conditions for similar situations and companies. Impacted employees are eligible to receive severance benefits and Company funded COBRA premiums.

January 2024 Reorganization

Due to the clinical trial results from our lirentelimab program released in January 2024, our Board of Directors approved a reorganization plan (the “2024 Reorganization Plan”) to reduce operating costs and better align our workforce with the new clinical development plans for AK006. Under the 2024 Reorganization Plan, our workforce was reduced by approximately 50% primarily during the first quarter of 2024. Impacted employees were eligible to receive severance benefits and Company funded COBRA premiums.

Facilities

Our corporate headquarters are currently located in San Carlos, California, where we lease approximately 96,000 square feet of office, research and development and laboratory space. In November 2024, we entered into an Agreement for Termination of Lease and Voluntary Surrender of Premises (the “Lease Termination Agreement”) with ARE-San Francisco No. 63, LLC, a Delaware limited liability company (the “Landlord”). The Lease Termination Agreement provides for, among other things, amendment of the term such that the Lease will terminate no later than March 31, 2025. For additional details regarding the Lease Termination Agreement, please refer to Note 7 – “Leases” within Part II, Item 8 of this Annual Report on Form 10-K (“Annual Report”).

Additionally, in February 2025, we entered into a month-to-month lease agreement for less than 1,500 square feet of office space in Menlo Park, California.

Legal Proceedings

For information on our legal proceedings, see the section entitled “Item 3, Legal Proceedings”, in this Annual Report.

Intellectual Property

Our success may depend in part on our ability to obtain and maintain proprietary protection for our product candidates, technology and know-how, to operate without infringing the proprietary rights of others and to prevent others from infringing our proprietary rights. Our policy is to seek to protect our proprietary position by, among other methods, pursuing and obtaining patent protection in the United States and in jurisdictions outside of the United States related to our proprietary technology, inventions, improvements and product candidates that are important to the development and implementation of our business. Our patent portfolio is intended to cover our product candidates and components thereof, their methods of use and processes for their manufacture, our assays and any other inventions that are commercially important to our business. We also rely on trade secret protection of our confidential information and know-how relating to our proprietary technology, platforms and product candidates.

We believe that we have substantial know-how and trade secrets relating to our technology and product candidates. Our patent portfolio covering anti-Siglec-6 antibodies, such as AK006, and uses thereof, as of December 31, 2024, contains one U.S. utility patent application, one pending U.S. provisional patent application, and one pending PCT application. These applications, with projected expiration dates in 2042, 2045 and 2044, respectively, are solely owned by us and are drawn to the active component of AK006, an anti-Siglec-6 antibody, pharmaceutical compositions comprising AK006, and methods for treatment of specified diseases using antibodies to Siglec-6.

Our patent portfolio covering anti-Siglec-8 antibodies and uses thereof, as of December 31, 2024, contains five issued and unexpired U.S. patents plus one pending U.S. patent application, numerous foreign counterparts of these patents and patent applications. One family with a granted U.S. patent claims the active component of lirentelimab, an anti-Siglec-8 antibody, pharmaceutical compositions comprising lirentelimab, and methods for the treatment of particular diseases using antibodies to Siglec-8, with a projected expiration date in 2035 in the absence of patent extensions. Similar patents are issued in Europe, Japan and other territories, each having a projected expiration date in 2034 in the absence of patent extensions. In addition, we have patents and patent applications that include U.S. and foreign applications relating to methods of treatment for treating particular diseases using antibodies to Siglec-8, methods of delivering antibodies to Siglec-8, and formulations for antibodies to Siglec-8, with projected expiration dates ranging from 2035 to 2038 in the absence of patent extensions.

We have also filed patent applications with claims pending related to anti-Siglec-7 and/or anti-Siglec-9 antibodies and methods for treating cancer and immune disorders with these antibodies. This patent portfolio includes two issued and unexpired U.S. patents plus one pending U.S. patent application, with projected expiration dates ranging from 2037 to 2042 in the absence of patent extensions. All patents and applications in our portfolio are owned solely by us.

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

Similar provisions are available in the European Union and certain other foreign jurisdictions to extend the term of a patent that covers an approved drug. In the future, if and when our product candidates, receive approval by the FDA or foreign regulatory authorities, we expect to apply for patent term extensions on issued patents covering those products, depending upon the length of the clinical trials for each drug and other factors. Expiration dates referred to above are without regard to potential patent term extension or other market exclusivity that may be available to us.

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

Unless the context otherwise requires, any references to or discussion of “product candidates” in these Risk Factors refer to any product candidates that we may pursue in the future, if any. Further, unless the context otherwise requires, any references to or discussion of “clinical trials,” “preclinical development” or “clinical development” in these Risk Factors refer to any such clinical trials, preclinical development or clinical development that we may pursue in the future, if at all.

Risk Factors Summary

Risks Related to Our Strategic Process and Potential Strategic Transaction

•
We are reviewing strategic alternatives and there can be no assurance that we will be successful in identifying or completing any strategic transactions, that any such strategic transaction will result in additional value for our stockholders or that the process will not have an adverse impact on our business.
•
Our decision to discontinue our research and development efforts may not result in the anticipated savings and could disrupt our business.
•
Our ability to consummate a strategic transaction of any kind depends on our ability to retain our employees required to explore and consummate a strategic transaction as previously announced.

Risks Related to Our Financial Position and Need for Additional Capital

•
We are a clinical stage biotechnology company and have a limited operating history and no products approved for commercial sale, which may make it difficult for you to evaluate our current business and predict our future success and viability.
•
We have incurred significant net losses since inception and we expect to continue to incur significant net losses for the foreseeable future.
•
We may require substantial additional capital to finance our operations. If we are unable to raise such capital when needed, or on acceptable terms, we may not be able to pursue our business strategies and/or we may be forced to delay, reduce and/or eliminate any future drug development program.
•
If we fail to maintain compliance with the minimum listing requirements, our common stock will be subject to delisting. Our ability to publicly or privately sell equity securities and the liquidity of our common stock could be adversely affected if our common stock is delisted.

Risks Related to the Discovery, Development and Commercialization of Our Product Candidates

•
We are dependent on the success of our product candidates. If we are unable to obtain approval for and commercialize one of our product candidates for one or more indications in a timely manner, our business could be materially harmed.
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

Risks Related to Intellectual Property

•
If we are unable to obtain or protect intellectual property rights, we may not be able to effectively monetize such rights.
•
We may not be able to protect our intellectual property rights throughout the world.
•
Changes in patent law could diminish the value of patents in general, thereby impairing our ability to protect our product candidates.

Risks Related to Our Dependence on Third-Parties

•
We may need to rely on third-parties to conduct our clinical trials and those third-parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials, research and studies.
•
We may contract with third-parties for the production of our product candidates for preclinical studies and for commercialization, and this reliance on third-parties increases the risk that we will not have sufficient quantities of our product candidates or drugs or such quantities at an acceptable cost.
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

Risks Related to Our Strategic Process and Potential Strategic Transaction

We are reviewing strategic alternatives and there can be no assurance that we will be successful in identifying or completing any strategic transactions, that any such strategic transaction will result in additional value for our stockholders or that the process will not have an adverse impact on our business.

We have determined that it is in the best interest of stockholders to discontinue development of AK006 and to focus on exploring strategic alternatives. While we expect that this strategic review process will extend into, and possibly beyond, the second quarter of 2025, we have not set a timetable for completion of this exploratory process and cannot provide any assurances that the process will result in the consummation of a strategic transaction of any kind, or that we will not abandon the process. We do not intend to discuss or disclose further developments during this process unless and until our Board of Directors has approved a specific action or we otherwise determine that further disclosure is appropriate. The process of reviewing strategic alternatives may be time-consuming and disruptive to our business operations and, if we are unable to effectively manage the process, our business, financial condition and results of operations could be adversely affected. We could incur substantial expenses associated with identifying, evaluating and negotiating potential strategic alternatives. There can be no assurance that any potential transaction or other strategic alternative, if consummated, will provide greater value to our stockholders than that reflected in the current price of our common stock. Until the review process is concluded, perceived uncertainties related to our future may result in the loss of potential business opportunities and volatility in the market price of our common stock and may make it more difficult for us to attract and retain qualified personnel and business partners.

In addition, potential counterparties in a strategic transaction involving our Company may place minimal or no value on our assets. Further, the development and any potential commercialization of our product candidates would require substantial additional cash to fund the costs associated with conducting the necessary preclinical and clinical testing and obtaining regulatory approval. Consequently, any potential counterparty in a strategic transaction involving our Company may choose not to spend the additional resources necessary to continue developing our product candidates and may attribute little or no value, in such a transaction, to those product candidates.

In the event that we do not complete a strategic transaction, our Board of Directors may decide to pursue a dissolution or liquidation of the Company. In such event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities.

There can be no guarantee that our exploration of strategic alternatives will result in the completion of a strategic transaction. If we do not complete a strategic transaction, our Board of Directors may decide that it is in the best interest of our stockholders to dissolve the Company and liquidate its assets. In that event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such decision and, ultimately, such liquidation since the amount of cash available for distribution continues to decrease as we fund our operations and evaluate our strategic alternatives. In addition, if our Board of Directors were to approve and recommend, and our stockholders were to approve, a dissolution of our Company, we would be required under Delaware corporate law to pay our outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to our stockholders. As a result of this requirement, a portion of our assets may need to be reserved pending the resolution of such obligations. In addition, we may be subject to litigation or other claims related to a dissolution and liquidation of our Company. If a dissolution and liquidation were pursued, our Board of Directors, in consultation with its advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, holders of our common stock could lose all or a significant portion of their investment in the event of a dissolution, liquidation or winding up of the Company.

Our decision to discontinue our research and development efforts may not result in the anticipated savings and could disrupt our business.

In connection with our evaluation of strategic alternatives, we have implemented a corporate restructuring plan to reduce our workforce by approximately 75% and discontinue further development of AK006. We may not realize, in full or in part, the anticipated benefits and savings in operating expenses from these decisions due to unforeseen difficulties, delays or unexpected costs. This may include higher than expected costs associated with winding down our development of AK006. If we are unable to realize the expected cost savings, our financial condition would be adversely affected and it may be more difficult to complete a potential strategic transaction. Furthermore, the reductions in our workforce may result in weaknesses in our infrastructure and operations and may increase the risk that we become unable to comply with legal and regulatory requirements.

Our ability to consummate a strategic transaction of any kind depends on our ability to retain our employees required to explore and consummate a strategic transaction as previously announced.

Our ability to consummate a strategic transaction depends upon our ability to retain those of our employees required to explore and consummate a strategic transaction, the loss of whose services may adversely impact the exploratory process and the ability to consummate a strategic transaction. During the first quarter of 2025, we began implementing reductions in workforce which is expected to impact approximately 75% of our employee base.

We have implemented retention plans for the remaining executive officers and other remaining employees that are designed to facilitate the retention of those employees required to explore and consummate a strategic transaction. All employees, however, may terminate their employment with us at any time. With any reorganization or change in leadership, there is a risk that we will not be able to retain employees, as well as the potential for disruption to our exploration and consummation of a strategic alternative as well as business operations, initiatives, plans and strategies.

Risks Related to Our Financial Position and Need for Additional Capital

We are a clinical stage biotechnology company and have a limited operating history and no products approved for commercial sale, which may make it difficult for you to evaluate our current business and predict our future success and viability.

We are a clinical stage biotechnology company with a limited operating history. We were incorporated and commenced operations in 2012, have no products approved for commercial sale and have not generated any revenue. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, identifying and developing potential product candidates, conducting preclinical and clinical studies of our product candidates, including Phase 1 and Phase 2 clinical trials of lirentelimab and Phase 1 clinical trials of AK006. We have not yet demonstrated our ability to successfully complete any pivotal clinical trials, obtain marketing approvals, complete large-scale drug manufacturing or arrange for a third-party to do so on our behalf or conduct sales and marketing activities. For example, in January 2025, we announced that our Phase 1 clinical trial of AK006 in patients with CSU failed to meet its primary endpoints. As a result of the results announced in January 2025, we implemented the 2025 Reorganization Plan to focus on exploring strategic alternatives. Before the 2025 Reorganization Plan, due to the clinical trial results from our lirentelimab program released in January 2024, our Board of Directors approved the 2024 Reorganization Plan to reduce operating costs. Under the 2024 Reorganization Plan, our workforce was reduced by approximately 50% primarily during the first quarter of 2024. We have discontinued development of both lirentelimab and AK006. All of our remaining product candidates currently under development are in preclinical studies. As a result, it may be more difficult for you to accurately predict our future success or viability than it could be if we had a longer operating history.

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

We have incurred net losses in each reporting period since our inception, have not generated any revenue to date and have financed our operations principally through the sale and issuance of common stock and preferred stock. Our net losses were $115.8 million and $185.7 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $1,234.3 million. We have devoted substantially all of our resources and efforts to research and development.

Other than AK006, which is being discontinued, our other product candidates were in preclinical development. As a result, we expect that it would be several years, if ever, before we could generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more product candidates, we would expect to incur substantial research and development and other expenses in order to develop and market such product candidates.

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

Our business depends on the successful development and commercialization of our remaining product candidates and/or our ability to identify and successfully complete a strategic transaction. Our ability to develop any other product candidate or complete a strategic transaction remains uncertain. For example, in January 2025 we announced that our Phase 1 clinical trial of AK006 in patients with CSU failed to achieve its primary endpoints. In January 2024 we announced that both our ATLAS clinical trial and our MAVERICK clinical trial failed to meet their primary endpoints, and in December 2021 we announced that both our ENIGMA study and our KRYPTOS study failed to meet their patient reported symptomatic co-primary endpoints. We currently generate no revenues from sales of any products. We have no products approved for commercial sale and do not anticipate generating any revenue from product sales until sometime after we have successfully completed clinical development and received marketing approval for the commercial sale of a product candidate, if ever. Our ability to generate revenue and achieve profitability depends significantly on our ability to achieve a number of objectives, including:

•
successful and timely completion of preclinical and clinical development of any future product candidates;
•
timely receipt of marketing approvals for any future product candidates for which we successfully complete clinical development and clinical trials from applicable regulatory authorities;
•
the extent of any required post-marketing approval commitments to applicable regulatory authorities;
•
developing an efficient and scalable manufacturing process for any future product candidates, including establishing and maintaining commercially viable supply and manufacturing relationships with third-parties to obtain finished products that are appropriately packaged for sale;
•
successful launch of commercial sales following any marketing approval, including the development of a commercial infrastructure, whether in-house or with one or more collaborators;
•
a continued acceptable safety profile following any marketing approval;
•
commercial acceptance of any future product candidates as viable treatment options by patients, the medical community and third-party payors;
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

We may require substantial additional capital to finance our operations. If we are unable to raise such capital when needed, or on acceptable terms, we may not be able to pursue our business strategies and/or we may be forced to delay, reduce and/or eliminate any drug development program.

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. If we are unable to raise capital when needed or on acceptable terms, we may need to reevaluate our operating plan, our ability to pursue our business strategies may be impeded and we may be forced to delay, reduce and/or eliminate any future drug development program.

As of December 31, 2024, we had $80.8 million in cash, cash equivalents and marketable securities. On August 4, 2022, we filed a prospectus supplement to our shelf registration statement on Form S-3 (File No. 333-265085) that covers the offering, issuance and sale of up to $75.0 million of our common stock from time to time through an “at-the-market” program under the Securities Act of 1933, as amended. As of December 31, 2024, we received aggregate net proceeds of $1.0 million under the “at-the-market” program. On September 19, 2022, we filed a prospectus supplement to our shelf registration statement on Form S-3 (File No. 333-265085) that covered the offering, issuance and sale of 29,882,000 shares of our common stock, at a public offering price of $5.02 per share, from which we received aggregate net proceeds of $140.6 million, after deducting the underwriting commissions and offering expenses. We believe that our existing cash, cash equivalents and investments will enable us to fund our operating expenses and capital expenditure requirements through at least the next 12 months. Our estimate as to how long we expect our existing cash, cash equivalents and investments to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

We plan to use our existing cash, cash equivalents and investments for research and development activities, working capital and other general corporate purposes, including the exploration of strategic alternatives. This may include additional research, capital expenditures and the costs of operating as a public company. Advancing the development of any future product candidates will require a significant amount of capital. Our existing cash, cash equivalents and investments will not be sufficient to fund all of the actions that are necessary to complete the development and commercial approval of any future product candidates. We will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources, which may dilute our stockholders or restrict our operating activities. We do not have any committed external source of funds. Adequate additional financing may not be available to us on acceptable terms, or at all. Additionally, our ability to raise additional capital may be adversely impacted by uncertainty about global economic conditions and volatility of financial markets in the United States and worldwide. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.

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

On March 12, 2025, we received a letter from the Staff the indicating that, based upon the closing bid price of shares of our common stock for the 30 consecutive business day period from January 27, 2025 through March 11, 2025, we did not meet the minimum bid price of $1.00 per share required for continued listing on the Nasdaq Global Select Market pursuant to Nasdaq Listing Rule 5450(a)(1). The letter also indicated that, pursuant to Nasdaq Listing Rule 5810(c)(3)(A), we would be afforded 180 calendar days to regain compliance with the bid price requirement. There can be no assurance that we will regain compliance with the minimum bid price requirement or, if we do so, that we will maintain compliance with the minimum bid price requirement or any other Nasdaq listing standards. If we fail to regain compliance with the minimum bid price requirement or other Nasdaq listing standards, our common stock will be subject to delisting. Delisting from Nasdaq could adversely affect our ability to raise additional financing through the public or private sale of equity securities, would significantly affect the ability of investors to trade our securities and would negatively affect the value and liquidity of our common stock. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities.

Risks Related to the Discovery, Development and Commercialization of Our Product Candidates

We are dependent on the success of our product candidates. If we are unable to obtain approval for and commercialize one of our product candidates for one or more indications in a timely manner, our business could be materially harmed.

Our future success is dependent on our ability to timely complete clinical trials and obtain marketing approval for, and then successfully commercialize one of our product candidates, none of which are currently in clinical development. To date, none of the product candidates we have advanced to clinical trials have achieved the primary endpoints of such trials. Any future product candidates, whether currently owned or acquired in the future pursuant to a strategic transaction, will require additional clinical development, evaluation of clinical, preclinical and manufacturing activities, marketing approval from government regulators, substantial investment and significant marketing efforts before we generate any revenues from product sales. We are not permitted to market or promote any product candidates, before we receive marketing approval from the FDA and comparable foreign regulatory authorities, and we may never receive such marketing approvals.

The success of any of our product candidates will depend on several factors, including the following:

•
initiation and timely completion of our clinical trials;

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
•
timely receipt of marketing approvals for such product candidates from applicable regulatory authorities;
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

The outcome of preclinical studies and early clinical trials may not be predictive of the success of later clinical trials, and the results of our clinical trials may not satisfy the requirements of the FDA or comparable foreign regulatory authorities.

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

Our projections of both the number of people who have some of the diseases we are targeting, as well as the subset of people with these diseases who have the potential to benefit from treatment with any of our future product candidates, are estimates. These estimates have been derived from a variety of sources, including scientific literature, surveys of clinics, physician interviews, patient foundations and market research, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these diseases. The number of patients may turn out to be lower than expected. Additionally, the potentially addressable patient population for our future product candidates may be limited or may not be amenable to treatment with such products, if and when approved. Even if we obtain significant market share for any other products (if and when they are approved), small potential target populations for certain indications means we may never achieve profitability without obtaining market approval for additional indications.

Our business will be impacted by our ability to advance additional product candidates into clinical development and through to regulatory approval and commercialization. Our product candidates are at early stages of development and may fail in development or suffer delays that adversely affect their commercial viability.

Our future operating results are dependent on our ability to successfully develop, obtain regulatory approval for, and then successfully commercialize our product candidates. A product candidate can unexpectedly fail at any stage of preclinical and clinical development. The historical failure rate for product candidates is high due to risks relating to safety, efficacy, clinical execution, changing standards of medical care and other unpredictable variables. The results from preclinical studies or early clinical trials of a product candidate may not be predictive of the results that will be obtained in later-stage clinical trials of the product candidate.

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

We are not aware of any other company or organization that is conducting clinical trials of a product candidate that targets Siglec-6. The competition we may face with respect to the indications we may target with our product candidates includes, without limitation, Roche, Novartis, Regeneron, Celldex and Gossamer Bio for CU. In addition, we are currently evaluating a host of other indications, and if we were to initiate trials in any such indication, we would likely face significant competition from a number of additional competitors. These companies, or other major multinational pharmaceutical and biotechnology companies, emerging and start-up companies, universities and other research institutions, could focus their future efforts on developing competing therapies and treatments for any of the indications we are currently targeting or may target in the future. Many of these current and potential competitors have significantly greater financial, manufacturing, marketing, drug development, technical and human resources and commercial expertise than we do. Large pharmaceutical and biotechnology companies, in particular, have extensive experience in clinical testing, obtaining regulatory approvals, recruiting patients and manufacturing biotechnology products. These companies also have significantly greater research and marketing capabilities than we do and may also have products that have been approved or are in late stages of development, and collaborative arrangements in our target markets with leading companies and research institutions. Established pharmaceutical and biotechnology companies may also invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make the product candidates that we develop obsolete. As a result of all of these factors, our competitors may succeed in obtaining approval from the FDA or foreign regulatory authorities or discovering, developing and commercializing products in our field before we do.

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

Our product candidates are subject to extensive governmental regulations relating to, among other things, research, testing, development, manufacturing, safety, efficacy, approval, recordkeeping, reporting, labeling, storage, packaging, advertising and promotion, pricing, marketing and distribution of drugs and therapeutic biologics. Rigorous preclinical studies and clinical trials and an extensive regulatory approval process must be successfully completed in the United States and in many foreign jurisdictions before a new drug or therapeutic biologic can be marketed. Satisfaction of these and other regulatory requirements is costly, time-consuming, uncertain and subject to unanticipated delays. Significant regulatory hurdles remain, both near term and long term, before any of our product candidates can obtain regulatory approval in the United States. There can be no assurance we will be able to successfully conclude these undertakings in a timely manner, and it is possible that none of the product candidates we may develop will obtain the regulatory approvals necessary for us to begin selling them.

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

In response to the court decision in Catalyst Pharms., Inc. v. Becerra, 14 F.4th 1299 (11th Cir. 2021), in January 2023, the FDA published a notice in the Federal Register to clarify that while the agency complies with the court’s order in Catalyst, FDA intends to continue to apply its longstanding interpretation of the regulations to matters outside of the scope of the Catalyst order – that is, the agency will continue tying the scope of orphan-drug exclusivity to the uses or indications for which a drug is approved, which permits other sponsors to obtain approval of a drug for new uses or indications within the same orphan designated disease or condition that have not yet been approved. Further, the Trump administration along with new leadership at the FDA, may issue new policies and regulations. It is unclear how future litigation, legislation, agency decisions, and administrative actions will impact the scope of the orphan drug exclusivity.

Although we may seek a breakthrough therapy designation for one or more of our product candidates, we might not receive such designation, and even if we do, such designation may not lead to a faster development or regulatory review or approval process.

We may seek a breakthrough therapy designation for one or more of our product candidates. A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For drugs and biologics that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Drugs designated as breakthrough therapies by the FDA may also be eligible for priority review if supported by clinical data at the time the NDA is submitted to the FDA.

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

There has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. Under the American Rescue Plan Act of 2021, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs was eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than they receive on the sale of products, which could have a material impact on our business. In August 2022, Congress passed the Inflation Reduction Act, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Only high-expenditure single-source drugs that have been approved for at least 7 years (11 years for single-source biologics) can qualify for negotiation, with the negotiated price taking effect two years after the selection year. For 2026, the first year in which negotiated prices become effective, CMS selected 10 high-cost Medicare Part D drugs in 2023, negotiations began in 2024, and the negotiated maximum fair price for each drug has been announced. CMS has selected 15 additional Medicare Part D drugs for negotiated maximum fair pricing in 2027. For 2028, up to an additional 15 drugs, which may be covered under either Medicare Part B or Part D, will be selected, and for 2029 and subsequent years, up to 20 additional Part B or Part D drugs will be selected. Various industry stakeholders, including certain pharmaceutical companies and the Pharmaceutical Research and Manufacturers of America have initiated lawsuits against the federal government asserting that the price negotiation provisions of the IRA are unconstitutional. The impact of these judicial challenges, legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented by the government on us and the pharmaceutical industry as a whole is unclear. The implementation of cost containment measures, including the prescription drug provisions under the Inflation Reduction Act, as well as or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved.

At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biologic product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and in some cases, designed to encourage importation from other countries and bulk purchasing. For example, FDA has authorized the state of Florida to develop an importation program to import certain prescription drugs from Canada for a limited period to help reduce drug costs, provided that Florida’s Agency for Health Care Administration meets the requirements set forth by the FDA. Other states may follow Florida. Legally mandated price controls on payment amounts by third-party payors or other restrictions on coverage or access could harm our business, results of operations, financial condition and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our product candidates that we successfully commercialize or put pressure on our product pricing.

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for biotechnology products. We cannot be sure whether additional legislative changes will be enacted, or whether FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements. Further, changes in the leadership of the FDA and other federal agencies under the Trump administration, including hiring freeze, return-to-office policy, and other executive orders and measures implemented by the Department of Government Efficiency, may lead to new policies, changes in the regulations, and disruption of normal operations of the FDA and other agencies, any of which may impact our clinical development plans and business operations.

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

We may also be subject to or affected by federal, state and foreign laws, regulations and regulatory guidance governing the collection, use, disclosure, security, transfer, storage and other processing of personal data, such as information that we collect about patients and healthcare providers in connection with clinical trials and our other operations in the U.S. and abroad. We also may be or may be asserted to be subject to additional obligations relating to these matters, including industry standards. The global legislative and regulatory landscapes for privacy, data protection and information security matters continue to evolve, and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. This evolution may create uncertainty in our business, impose additional costs, and cause it to be necessary or appropriate for us to modify our policies or practices, which we may be unable to do on commercial reasonable terms or at all. The cost of compliance with these laws, regulations and standards is high and is likely to increase in the future. For example, the EU has adopted the General Data Protection Regulation (EU 2016/679) (the “GDPR”), and the United Kingdom has adopted its General Data Protection Regulation (the “UK GDPR”), each of which imposes strict requirements for processing personal data. The GDPR and UK GDPR have increased our compliance burden with respect to data protection, including by mandating potentially burdensome documentation requirements and granting certain rights to individuals to control how we collect, use, disclose, retain and otherwise process information about them. The processing of sensitive personal data, such as information about health conditions, entails heightened compliance burdens under the GDPR and the UK GDPR and is a topic of active interest among foreign regulators. In addition, the GDPR and the UK GDPR provide for breach reporting requirements, more robust regulatory enforcement and fines of up to the greater of 20 million euros or 4% of annual global revenue under the GDPR (or £17.5 million under the UK GDPR). Numerous other jurisdictions have proposed or enacted legislation that is similar to the GDPR and the UK GDPR. Significant effort and expense are required in order to address the GDPR’s and the UK GDPR’s restrictions and obligations. Moreover, the requirements under the GDPR and UK GDPR and guidance issued by different EU member states may change periodically or may be modified, and such changes or modifications could have an adverse effect on our business operations if compliance becomes substantially costlier or otherwise more burdensome than under current requirements. For example, in July 2020, the Court of Justice of the European Union invalidated the EU-U.S. Privacy Shield Framework under which personal data could be transferred from the EEA to United States entities that had self-certified under the Privacy Shield scheme. This has increased the complexity of transferring personal data across borders and may require us to review and amend our mechanisms relating to cross-border data transfer. It is also possible that laws, regulations, and other actual or asserted obligations relating to privacy, data protection or information security may be interpreted and applied in manners that are, or are alleged to be, inconsistent with our practices. Any failure or perceived failure by us to comply with federal, state, or foreign laws, self-regulatory standards, contractual obligations or other actual or asserted obligations relating to privacy, data protection or cybersecurity could result in negative publicity, harm to our reputation, diversion of management time and effort, proceedings against us by governmental entities or others, and fines, penalties and other liabilities. In many jurisdictions, enforcement actions and consequences for noncompliance are rising. As we continue to expand into other foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business.

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
•
production or supply shortages or other disruptions resulting from any events affecting raw material supply or manufacturing capabilities abroad, including, but not limited to, impacts due to the ongoing Ukraine-Russia and Israel-Hamas wars, addition of certain suppliers or companies to the Unverified List or other export restrictions or sanctions that can impact the supply chain, our business, or business operations of our suppliers, contractors or partners; and

•
business interruptions resulting from geo-political actions, national security concerns, trade restrictions, wars, such as the ongoing Ukraine-Russia and Israel-Hamas wars, other regional or geo-political conflicts, and terrorism.

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

Additionally, we have announced two reorganization plans since January 1, 2024, which significantly decreased our workforce. These actions may impact our ability to retain, hire, or motivate employees. Our ability to consummate a strategic transaction depends upon our ability to retain our employees required to consummate such a transaction, the loss of whose services may adversely impact the ability to consummate such transaction. In connection with the evaluation of strategic alternatives and in order to extend our resources, we implemented a reduction in our workforce by approximately 75%, which we expect to complete by the second quarter of 2025. This reduction in force may yield unintended consequences, such as attrition beyond our planned reduction in workforce and reduced employee morale, which may cause remaining employees to seek alternative employment. Our ability to successfully complete a strategic transaction depends in large part on our ability to retain certain of our remaining personnel. If we are unable to successfully retain our remaining personnel, we are at risk of a disruption to our exploration and consummation of a strategic alternative as well as continued operations.

If we are unable to establish sales or marketing capabilities or enter into agreements with third-parties to sell or market our product candidates, we may not be able to successfully attain commercial success through the sale and marketing of our product candidates that obtain regulatory approval.

We currently do not have a commercial team, which will be needed to support the marketing, sales and distribution of any of our product candidates that may be able to obtain regulatory approval. In order to commercialize any product candidates, we must build marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third-parties to perform these services for each of the territories in which we may have approval to sell or market our product candidates. We may not be successful in accomplishing these required tasks and as a result our commercialization efforts may be adversely impacted.

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

Risks Related to Intellectual Property

If we are unable to obtain or protect intellectual property rights, we may not be able to effectively monetize such rights.

Our ability to develop, commercialize, license or sell our intellectual property and our assets that rely on our intellectual property depend in significant part on our, our current or future licensors’, or a potential buyer’s ability to establish, maintain and protect patents and other intellectual property rights and operate without infringing the intellectual property rights of others. We have filed numerous patent applications both in the United States and in foreign jurisdictions to obtain patent rights to inventions we have developed. We have also licensed and may in the future license from third-parties rights to patent portfolios. Some of these licenses give us the right to prepare, file and prosecute patent applications and maintain and enforce patents we have licensed, and other licenses may not give us such rights.

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

Risks Related to Our Dependence on Third-Parties

We may need to rely on third-parties to conduct our clinical trials and those third-parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials, research and studies.

We do not have the ability to independently conduct our clinical trials. We have in the past relied on and may in the future rely on third-parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators, to conduct clinical trials of our product candidates. Third-parties have a significant role in the conduct of our clinical trials and the subsequent collection and analysis of data. These third-parties are not our employees, and except for remedies available to us under our agreements, we have limited ability to control the amount or timing of resources that any such third-party will devote to our clinical trials. Some of these third-parties may terminate their engagements with us at any time. If we need to enter into alternative arrangements, it would delay our drug development activities.

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

We may contract with third-parties for the production of our product candidates for preclinical studies and for commercialization. This reliance on third-parties increases the risk that we will not have sufficient quantities of our product candidates or drugs or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

We do not currently have the infrastructure or internal capability to manufacture supplies of our product candidates for use in development and commercialization. We rely, and expect to continue to rely, on third-party manufacturers for the production of our product candidates for preclinical studies and clinical trials under the guidance of members of our organization. If we were to experience an unexpected loss of supply of our product candidates, for any reason, whether as a result of manufacturing, supply or storage issues or otherwise, we could experience delays, disruptions, suspensions or terminations of, or be required to restart or repeat, any pending or ongoing clinical trials.

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

The trading price of our common stock has been, and is likely to continue to be, highly volatile and subject to wide fluctuations in response to various factors, some of which we cannot control. We priced our initial public offering at $18.00 per share on July 19, 2018, and our common stock reached a high of $112.87 per share during the fourth quarter of 2021. As of March 6, 2025, the closing price of our common stock was $0.25. The trading price of our common stock could be subject to wide fluctuations in response to various factors, which in addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report, include:

•
announcements related to any strategic alternatives that we may pursue;

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

In addition, the stock market in general, and pharmaceutical and biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies, including ongoing economic uncertainty resulting from the Ukraine-Russia and Israel-Hamas wars, inflationary pressures and rising interest rates. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. The realization of any of the above risks or any of a broad range of other risks, including those described in this “Risk Factors” section, could have a dramatic and adverse impact on the market price of our common stock.

Our operating results may fluctuate significantly, which makes our future operating results difficult to predict and could cause our operating results to fall below expectations or our guidance.

Our quarterly and annual operating results may fluctuate significantly in the future, which makes it difficult for us to predict our future operating results. For example, due to unfavorable clinical trial results, we have undergone two reorganization plans since January 1, 2024, which have significantly decreased our workforce and resulted in one-time expenses related to such reorganizations while reducing our long-term costs. Additionally, from time to time, we may enter into license or collaboration agreements or strategic partnerships with other companies that include development funding and significant upfront and milestone payments and/or royalties, which may become an important source of our revenue. These upfront and milestone payments may vary significantly from period to period and any such variance could cause a significant fluctuation in our operating results from one period to the next.

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
•
the timing and outcomes of clinical trials for any of our product candidates or competing product candidates;
•
the need to conduct unanticipated clinical trials or trials that are larger or more complex than anticipated;
•
competition from existing and potential future products that compete with any of our product candidates, and changes in the competitive landscape of our industry, including consolidation among our competitors or partners;
•
any delays in regulatory review or approval of any of our product candidates;
•
the level of demand for any of our product candidates, if approved, which may fluctuate significantly and be difficult to predict;
•
the risk/benefit profile, cost and reimbursement policies with respect to our product candidates, if approved, and existing and potential future products that compete with any of our product candidates;
•
our ability to commercialize any of our product candidates, if approved, inside and outside of the United States, either independently or working with third parties;
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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a variety of means, including equity offerings and potentially through debt financings, partnerships, strategic transactions and marketing, distribution or licensing arrangements. We do not have any committed external source of funds. We may also from time to time issue additional shares of common stock at a discount from the then current trading price of our common stock. As a result, our stockholders would experience immediate dilution upon the purchase of any shares of our common stock sold at such discount. In addition, as opportunities present themselves, we may enter into financing or similar arrangements in the future, including the issuance of debt securities, preferred stock or common stock. If we issue common stock or securities convertible into common stock, our stockholders would experience additional dilution and, as a result, our stock price may decline. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

As of December 31, 2024, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 38.3% of our outstanding voting stock. As a result, this group of stockholders has the ability to significantly influence all matters requiring stockholder approval, including the election of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

We have never declared or paid any cash dividends on our common stock. We currently do not anticipate declaring or paying any cash dividends for the foreseeable future. Any return to stockholders will therefore be limited to any appreciation in the value of their stock.

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

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could depress the market price of our common stock by acting to discourage, delay or prevent a change in control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions, among other things:

•
establish a classified board of directors so that not all members of our Board of Directors are elected at one time;
•
permit only the board of directors to establish the number of directors and fill vacancies on the board;
•
provide that directors may only be removed “for cause”;
•
authorize the issuance of “blank check” preferred stock that our Board of Directors could use to implement a stockholder rights plan (also known as a “poison pill”);
•
eliminate the ability of our stockholders to call special meetings of stockholders;
•
prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;
•
prohibit cumulative voting;
•
authorize our Board of Directors to amend the bylaws;
•
establish advance notice requirements for nominations for election to our Board of Directors or for proposing matters that can be acted upon by stockholders at annual stockholder meetings; and
•
require a super-majority vote of stockholders to amend some provisions described above.

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

Our business is heavily regulated and therefore involves significant interaction with public officials, including officials of non-U.S. governments. Additionally, in many other countries, the health care providers who prescribe pharmaceuticals are employed by their government, and the purchasers of pharmaceuticals are government entities; therefore, our dealings with these prescribers and purchasers are subject to enforcement under anti-corruption laws. We sometimes leverage third parties to conduct our business and act on our behalf outside of the United States. We, our employees, agents, representatives, business partners and third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and we may be held liable for the corrupt or other illegal activities of these employees, agents, representatives, business partners or third-party intermediaries even if we do not explicitly authorize such activities.

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

We rely on both internal information technology systems and networks, and those of third parties, to transmit, store, and otherwise process information in connection with our business activities. We are increasingly dependent on our technology systems to operate our business, and our ability to effectively manage our business depends on the security, reliability and adequacy of our systems, networks, and data, and those for our CROs and other third-party service providers. Despite the implementation of security measures, the computer systems used by us or our third-party service providers are vulnerable to damage, disruption, outages, and interruptions from computer viruses, ransomware and other malicious code, denial of service and other cyberattacks, supply chain attacks, hacking and other means of obtaining unauthorized access, employee and service provider error or malfeasance, natural disasters, terrorism, war and telecommunication and electrical failure and other means to affect service reliability and threaten data confidentiality, integrity and availability. Any system failure, accident or security breach or incident that causes interruptions in our own or in third-party service providers’ operations could result in a material disruption of our drug discovery and development programs. A system failure or security breach or incident that leads to the loss, unavailability or corruption of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs in order to recover or reproduce the affected data. In addition, any disruption or security breach or incident may result in the unavailability or loss of or damage to our data or applications, or inappropriate use, acquisition, disclosure or other processing of confidential or proprietary information and loss of intellectual property. Should any of these occur, we may incur liability as a result, our drug discovery programs and competitive position may be adversely affected, and further development of our product candidates may be delayed. Any such disruption, failure or security breach or incident could also cause us to incur additional costs to address the disruption, failure, breach or incident and to remedy the damages that arise from such disruption, failure or security breach or incident. We and our third-party service providers may face difficulties or delays in identifying or responding to any disruption, failure, security breach or incident, and may find it necessary or appropriate to incur substantial costs in an effort to improve the protection of our data and information technology infrastructure, whether in response to an actual or suspected security breach or incident or otherwise. Many of our employees work and access systems remotely, which increases the risk of security breaches and incidents. Geopolitical tensions and conflicts, such as the ongoing Russia-Ukraine and Israel-Hamas wars may also create heightened risks of cyberattacks and other incidents.

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

As of December 31, 2024, we had gross U.S. federal and state net operating loss carryforwards of $967.0 million and $987.3 million, respectively. Federal net operating loss carryforwards of $905.2 million, which were generated after December 31, 2017, do not expire. The remaining $61.8 million of federal net operating loss carryforwards expire beginning in 2032. It is possible that we will not generate taxable income in time to use our net operating loss carryforwards before their expiration (if applicable) or at all. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage points change (by value) in the ownership of its equity by certain stockholders over a rolling three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and certain other pre-change tax attributes to offset its post-change income and taxes may be limited. We may have had one or more ownership changes in the past, and we may experience ownership changes in the future as a result of shifts in our stock ownership, some of which are outside our control. Accordingly, our ability to utilize our net operating loss carryforwards and certain other tax attributes could be severely limited or eliminated by an “ownership change” as described above, which could result in increased tax liability to our company or reduced value of our deferred tax assets.

Changes in tax laws or in their implementation or interpretation may adversely affect our financial condition, results of operations, and cash flows.

We are subject to income and non-income taxes in various jurisdictions. Tax laws, regulations and administrative practices in these jurisdictions may be subject to significant change, with or without advance notice. For example, the United States enacted the Tax Cuts and Jobs Act of 2017, which, starting from January 1, 2022, eliminates the option to deduct research and development expenditures currently and instead requires taxpayers to amortize them over five or fifteen years. More recently, the United States enacted the Inflation Reduction Act, which, among other provisions, imposes a one-percent excise tax on certain stock buybacks by U.S. publicly-traded corporations on or after January 1, 2023. In addition, the Organization for Economic Cooperation and Development proposed implementing a global minimum tax of 15%, which is being adopted or considered by many jurisdictions. Changes in tax laws, regulations, or rulings, changes in interpretations of existing laws and regulations, or changes in accounting principles could negatively and materially affect our financial position, cash flows, and results of operations. In addition, California has recently enacted a temporary suspension on the use of state net operating loss carryforwards for certain businesses, which may adversely affect us if we earn taxable income in the impacted years. Other state tax limitations may apply.

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

Governance

One of the key functions of our Board of Directors is informed oversight of our risk management process, including risks from cybersecurity threats. Our Board of Directors is responsible for monitoring and assessing strategic risk exposure, and our executive officers are responsible for the day-to-day management of the material risks we face. Our Board of Directors administers its cybersecurity risk oversight function directly as a whole, as well as through the audit committee.

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

Our Chief Financial Officer provides briefings to the audit committee regarding our company’s cybersecurity risks and activities, including any recent cybersecurity incidents and related responses, cybersecurity systems testing, activities of third parties, and the like. In addition, our Chief Financial Officer provides briefings of any significant cybersecurity matters to the Board of Directors as well as an annual update of cybersecurity risks and activities.

Item 2. Properties.

Our corporate headquarters are currently located in San Carlos, California, where we lease approximately 96,000 square feet of office, research and development and laboratory space (the “San Carlos Lease”). Pursuant to the lease agreement as amended on November 15, 2024, the San Carlos Lease will terminate no later than March 31, 2025.

Upon the termination of the San Carlos Lease, the Company plans to relocate its corporate headquarters to 149 Commonwealth Drive, Suite 1090, Menlo Park, California 94025 (the “Menlo Park Lease”).

We believe that the Menlo Park Lease will be sufficient for our needs over the next twelve months.

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

Holders of Common Stock

As of March 5, 2025, there were 8 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our common stock represented by these record holders.

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

Overview

We are a clinical stage biotechnology company with intellectual property targeted towards developing therapeutics which target immunomodulatory receptors present on immune effector cells involved in allergic, inflammatory and proliferative diseases. Our patent portfolio consists primarily of antibodies that target receptors, particularly Siglec-6, Siglec-8 and other anti-Siglec antibodies, including some antibodies in preclinical development.

In January 2025, we announced that our Phase 1 clinical trial with AK006, which was designed to target Siglec-6, did not demonstrate therapeutic activity in patients with Chronic Spontaneous Urticaria (CSU) in our Phase 1 multicenter, randomized, double-blind, placebo-controlled clinical trial. Accordingly, we announced our intention to discontinue further development of AK006 and launched a comprehensive review of strategic alternatives focused on maximizing stockholder value, including but not limited to, a merger sale, divestiture of assets, licensing, or other strategic transaction. We have devoted, and expect to continue to devote, substantial time and resources to exploring strategic alternatives that our Board of Directors believes will maximize stockholder value. Despite devoting substantial time and resources to identify and evaluate potential strategic alternatives, there can be no assurance that this strategic review process will result in us pursuing any transaction or that any transaction, if pursued, will be completed on terms favorable to us, if at all. We expect that this strategic review process will extend into, and possibly beyond, the second quarter of 2025. Additionally, there can be no assurances that any particular course of action, business arrangement or transaction, or series of transactions, will be pursued, successfully consummated or lead to increased stockholder value, or that we will make any cash distributions to our stockholders. If the strategic review process is unsuccessful, our Board of Directors may decide to pursue a dissolution or liquidation.

We had also been developing lirentelimab (AK002), which was designed to target Siglec-8. In conjunction with the Phase 2 lirentelimab results in atopic dermatitis and chronic spontaneous urticaria, we announced in January 2024 that we no longer plan to pursue further development of lirentelimab. Lirentelimab has been administered in more than 1,000 patients, and with approximately 500 patients exposed for six months or more. Lirentelimab has generally been well tolerated with no long-term safety findings to date.

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

To date, we have not had any products approved for sale and have not generated any revenue nor been profitable. Further, we currently do not expect to generate revenue from product sales. We have incurred significant operating losses to date and expect to incur significant operating losses for the foreseeable future. Our net losses were $115.8 million and $185.7 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $1,234.3 million.

Due to the clinical trial results released in January 2025 relating to AK006, we began implementing the 2025 Reorganization Plan to reduce operating costs and better align our workforce with our plans to explore strategic alternatives. Under the 2025 Reorganization Plan, our workforce will be reduced by approximately 75% primarily during the first quarter of 2025. We estimate that cash used in restructuring activities to close out AK006 development, including severance and contractual payments to vendors, will be approximately $34 million to $38 million. We also estimate that a significant majority of these restructuring costs will be paid over the first and second quarters of 2025 and that total cash, cash equivalents and investments is expected to range from approximately $35 million to $40 million at June 30, 2025. We believe that the 2025 Reorganization Plan will reduce our overall spending in subsequent quarters.

In January 2024, due to clinical trial results related to lirentelimab, we began implementing the 2024 Reorganization Plan, which reduced our workforce by approximately 50%. Additionally, as part of the 2024 Reorganization Plan, we explored exiting our San Carlos Lease and, in November 2024, we entered into an agreement to terminate our San Carlos Lease no later than March 31, 2025. As a result, our remaining lease obligations were significantly decreased and our future rent expense and depreciation expense subsequent to our exiting the San Carlos Lease is expected to be significantly lower than the amounts realized in fiscal year 2024. Please refer to Note 7 – “Leases” for additional details.

As a result of the Lease Termination Agreement, the lease liability was remeasured as of November 15, 2024, according to the revised lease payments. The change in the carrying amount of the liability was first recognized against the right-of-use asset with excess amounts recognized as a gain within operating expenses as the carrying amount of the right-of-use asset was reduced to zero. Accordingly, the lease liability was remeasured as of November 15, 2024, resulting in a $33.6 million decrease in the lease liability. The decrease in the lease liability resulted in a corresponding $9.7 million decrease in the right-of-use asset, which, as a result, was reduced to zero, with the remaining $23.9 million recognized as a gain on lease modification included in our fourth quarter 2024 operating expense. Furthermore, as of November 15, 2024, the net book value of leasehold improvements was $10.9 million. In accordance with ASC 842, the remaining useful life of these assets was reduced to the shortened remaining lease term, resulting in $3.9 million in additional depreciation expense recorded in the fourth quarter of 2024 and $6.4 million in additional depreciation expense to be recorded in the first quarter of 2025.

Additionally, as a result of the Lease Termination Agreement, we are in the process of exiting from the San Carlos lease prior to the March 31, 2025 termination date. As part of the Lease Termination Agreement, certain furniture and equipment, as well as all of the tenant improvements, are to be transferred to the landlord upon lease termination. The Company sold the majority of the remaining furniture and the Company’s lab equipment for $1.0 million in cash. As a result, the Company’s fixed assets subsequent to the Lease Termination, is expected to primarily consist of the Company’s capitalized software, with all other fixed assets primarily sold, fully depreciated, transferred to the landlord, or otherwise disposed.

Additionally, as described in Note 5 – “Impairment of Long-Lived Assets”, we recorded a $27.3 million noncash charge related to the impairment of long-lived assets during the year ended December 31, 2024.

As of December 31, 2024, we had cash, cash equivalents and investments of $80.8 million, which we believe will be sufficient to fund our planned operations for at least the next 12 months from the issuance of our audited financial statements included elsewhere in this Annual Report on Form 10-K.

Results of Operations

The following table summarizes our results of operations for the periods indicated (in thousands):

	Year Ended December 31,
	2024	2023
Operating expenses
Research and development	$79,939	$150,908
General and administrative	38,822	45,148
Impairment of long-lived assets	27,347	—
Gain on lease amendment	(23,883)	—
Total operating expenses	122,225	196,056
Loss from operations	(122,225)	(196,056)
Interest income	6,450	10,347
Other income (expense), net	(43)	8
Net loss	(115,818)	(185,701)
Unrealized gain (loss) on marketable securities	86	334
Comprehensive loss	$(115,732)	$(185,367)

Comparison of the Years Ended December 31, 2024 and 2023

We generally classify operating expenses into two categories: (i) research and development and (ii) general and administrative. In 2024, we additionally incurred impairment of long-lived assets and a gain on lease amendment, both of which have been presented separately within our operating expenses.

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

Prior to the regulatory approval of our product candidates, we recognize expenses incurred with our CDMOs for the manufacture of product candidates that could potentially be available to support future commercial sales, if approved, in the period in which they have occurred. To date, we have not yet capitalized any costs to inventory.

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

We expect the first half of 2025 to include significant expenses relating to AK006, as we incur closeout costs, employee severance, and other costs resulting from the decision to discontinue AK006-related activities across clinical, manufacturing, research and administrative functions and reduce our workforce by approximately 75%.

The following table summarizes our research and development expenses for the periods indicated (in thousands):

	Year Ended December 31,
	2024	2023
Contract clinical and manufacturing costs	$26,584	$70,240
Consulting, professional and personnel-related costs	30,995	53,509
Other unallocated research and development costs	22,360	27,159
Total	$79,939	$150,908

Research and development expenses were $79.9 million for the year ended December 31, 2024 compared to $150.9 million for the year ended December 31, 2023, a decrease of $71.0 million primarily due to decreases in contract clinical and manufacturing costs, as well as decreased professional and personnel-related costs due to lower headcount.

Contract clinical and manufacturing costs decreased by $43.7 million in fiscal 2024 compared to the prior year primarily due to the lower manufacturing activities in 2024 compared to the prior year, as well as lower clinical spending.

Consulting, professional and personnel-related costs decreased by $22.5 million in fiscal 2024 compared to the prior year resulting from cost saving measures implemented during the first quarter of 2024 including reduced headcount. The decrease included a $9.8 million decrease in stock-based compensation expense as compared to the prior year.

Other unallocated research and development costs decreased $4.8 million in fiscal 2024 compared to the prior year primarily due to the completion of pre-clinical activities relating to AK006.

We anticipate that our research and development expenses will decrease significantly in 2025 due to the discontinuation of the development of AK006 and cost cutting associated with the 2025 Reorganization Plan and subsequent to exiting our San Carlos Lease. As previously discussed, depreciation of our leasehold improvements and certain other assets will be higher in the first quarter of 2025 in connection with exiting our San Carlos Lease. Additionally, we will reassess the remaining useful life and future benefit of our various assets and these activities could result in increased depreciation or impairment. We believe that the majority of the costs associated with the discontinuation of the development of AK006 and the 2025 Reorganization Plan will be incurred during the first half of 2025, but that these cost cutting efforts will reduce our overall spending, excluding stock-based compensation, in subsequent quarters.

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

General and administrative expenses were $38.8 million for the year ended December 31, 2024 compared to $45.1 million for the year ended December 31, 2023, a decrease of $6.3 million. The period-over-period decrease in general and administrative expenses was primarily attributable to the cost reduction efforts initiated in the first quarter of 2024 which helped drive a $6.6 million decrease in employee compensation costs. The decrease in employee compensation included a $5.8 million decrease in stock-based compensation expense as compared to the prior year.

We anticipate that our general and administrative expenses will decrease in 2025 following the employment severance related costs associated with the 2025 Reorganization Plan and subsequent to exiting our San Carlos Lease. As previously discussed, depreciation of our leasehold improvements and certain other assets will be higher in the first quarter of 2025 in connection with exiting our San Carlos Lease. Additionally, we will reassess the remaining useful life and future benefit of our various assets and these activities could result in increased depreciation or impairment. We believe that the 2025 Reorganization Plan will reduce our overall spending, excluding stock-based compensation, in subsequent quarters. We have announced that we are exploring strategic alternatives, which may result in increased fees related to professional services. Additionally, we expect to continue to incur costs associated with operating as a public company, including expenses related to maintaining compliance with the rules and regulations of the SEC, and those of any national securities exchange on which our securities are traded, additional insurance premiums, information technology and facility activities, and other ancillary administrative and professional services.

Impairment of long-lived assets

We recorded $27.3 million in expenses related to the impairment of long-lived assets for the year ended December 31, 2024.

Gain on lease amendment

As a result of the Lease Amendment in November 2024, we recorded a gain of $23.9 million for the year ended December 31, 2024. In accordance with ASC 842, the gain recorded in 2024 does not reflect approximately $3.9 million in additional depreciation expense recorded in the fourth quarter of 2024 and $6.4 million in additional depreciation expense expected to be recorded in the first quarter of 2025 relating to leasehold improvements and charged to operating expenses in connection with exiting our San Carlos Lease.

Interest income

Interest income was $6.5 million for the year ended December 31, 2024, compared to $10.3 million for the year ended December 31, 2023. The year-over-year decrease is primarily attributable to the lower balance of investments.

Other income (expense), net

Other income (expense), net, was immaterial for the years ended December 31, 2024 and 2023.

Liquidity and Capital Resources

Sources of Liquidity

As of December 31, 2024, we had cash, cash equivalents and marketable securities of $80.8 million. Based on our existing business plan, we believe that our current cash, cash equivalents and marketable securities will be sufficient to fund our anticipated level of operations through at least the next 12 months from the issuance of our audited financial statements included elsewhere in this Annual Report on Form 10-K.

We are a clinical stage biotechnology company with a limited operating history. As a result of our significant research and development expenditures, we have generated net losses since our inception. We have financed our operations primarily through equity offerings.

In May 2022, we filed a shelf registration statement on Form S-3 (File No. 3333-265085) with the SEC pursuant to which we may, from time to time, sell up to an aggregate of $250.0 million of our common stock. On May 31, 2022, the registration statement was declared effective by the SEC, which allows us to access the capital markets for the three-year period following this effective date. We received aggregate net proceeds of $140.6 million as part of an underwritten registered direct offering in September 2022 and $1.0 million under our outstanding “at-the-market” offering program under this Form S-3. Further details of the “at-the-market” offering program are included below.

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

As of December 31, 2024, we have sold 0.1 million shares of our common stock at an average price of $7.20 per share through our ATM Offering, resulting in proceeds of $1.0 million net of commissions, with all sales occurring during the first quarter of 2023. Under our current ATM Offering program, $74.0 million of common stock remain available for future sales as of December 31, 2024; however, we are not obligated to make any sales under this program.

Summary Cash Flows

The following table summarizes the primary sources and uses of our cash, cash equivalents, and restricted cash for the periods indicated (in thousands):

	Year Ended December 31,
	2024	2023
Net cash used in operating activities	$(93,624)	$(116,480)
Net cash provided by investing activities	44,760	93,175
Net cash provided by financing activities	177	2,528
Net decrease in cash, cash equivalents and restricted cash	$(48,687)	$(20,777)

Comparison of the Years Ended December 31, 2024 and 2023

Cash Used in Operating Activities

Net cash used in operating activities was $93.6 million for the year ended December 31, 2024, which was primarily attributed to our net loss of $115.8 million adjusted for net noncash charges of $35.4 million and net changes in operating assets and liabilities of $13.2 million. Noncash charges included $27.3 million in impairment of long-lived assets, $25.6 million in stock-based compensation expense, $7.7 million in depreciation and amortization expense, $2.0 million in noncash lease expense and were partially offset by a $23.9 million gain on lease amendment and $3.4 million in net accretion of premiums and discounts on investments.

Net cash used in operating activities was $116.5 million for the year ended December 31, 2023, which was primarily attributed to our net loss of $185.7 million adjusted for net noncash charges of $43.6 million and net changes in operating assets and liabilities of $25.6 million. Noncash charges included $41.2 million in stock-based compensation expense, $6.1 million in depreciation and amortization expense, $1.5 million in noncash lease expense and were offset by $5.3 million in net accretion of premium and discounts on investments.

Cash Provided by Investing Activities

Net cash provided by investing activities was $44.8 million for the year ended December 31, 2024, which consisted of $150.7 million in proceeds from maturities of investments, partially offset by $105.8 million in purchases of investments.

Net cash provided by investing activities was $93.2 million for the year ended December 31, 2023, which consisted of $263.0 million in proceeds from maturities of investments, partially offset by $169.2 million in purchases of marketable securities and $0.6 million in purchases of property and equipment.

Cash Provided by Financing Activities

Net cash provided by financing activities was $0.2 million for the year ended December 31, 2024, which consisted primarily of proceeds from employees for the issuance of common stock under the 2018 ESPP and the exercise of stock options.

Net cash provided by financing activities was $2.5 million for the year ended December 31, 2023, which consisted primarily of $1.0 million in proceeds from the issuance of common stock under our ATM Offering program, $0.9 million in proceeds from the issuance of common stock under the 2018 ESPP and $0.7 million in proceeds from employees for the exercise of stock options.

Funding Requirements

As of December 31, 2024, we had cash, cash equivalents and investments, excluding restricted cash, of $80.8 million, which we believe will be sufficient to fund our planned operations for at least the next 12 months from the issuance date of our audited financial statements included elsewhere in this Annual Report on Form 10-K. As discussed elsewhere in this Annual Report on Form 10-K, we have initiated a process to explore a range of strategic alternatives to maximize shareholder value. Potential strategic alternatives that may be evaluated include, but are not limited to, a merger, sale, divestiture of assets, licensing, or other strategic transaction. There can be no assurance that this strategic review process will result in our pursuing any transaction or that any transaction, if pursued, will be completed. We expect that this strategic review process will extend into, and possibly beyond, the second quarter of 2025. Additionally, there can be no assurances that any particular course of action, business arrangement or transaction, or series of transactions, will be pursued, successfully consummated or lead to increased stockholder value. If the strategic review process does not result in the consummation of a strategic transaction, our Board of Directors may decide to pursue a dissolution and liquidation. If the strategic review process results in the licensing of product candidates or the pursuit of one or more of the Company’s existing product candidates, we will continue to require additional capital to develop our product candidates, achieve commercial approval and fund operations for the foreseeable future. Adequate additional funding may not be available to us on acceptable terms or at all. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies.

Contractual Obligations and Commitments

The following table outlines our contractual obligations and commitments at December 31, 2024 (in millions) and does not incorporate any cancellations or termination agreements entered into subsequent to December 31, 2024:

	Payments Due by Period
		Less than	1-3	3-5	More than 5
	Total	1 Year	Years	Years	Years
Operating lease obligations (1)	$4.2	$4.2	$—	$—	$—
Purchase obligations (2)	0.3	0.3	—	—	—
Total	$4.5	$4.5	$—	$—	$—

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

Valuation of Long-lived Assets

Long-lived assets, including property and equipment and finite-lived intangible assets, are reviewed for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. The evaluation is performed at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets are expected to generate from the use and eventual disposition. If such review indicates that the carrying amount of the long-lived assets is not recoverable, the carrying amount of such assets is reduced to fair value. The Company has recorded impairment charges during the year ended December 31, 2024. For more information, see Note 5 – “Impairment of Long-Lived Assets” in the accompanying notes to our financial statements.

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

Determining the amount of stock-based compensation expense to be recorded requires us to develop estimates of the fair value of stock options as of the date of grant. We estimate the fair value of each stock-based award using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model uses highly subjective inputs such as the fair value of our common stock, as well as other assumptions including the expected volatility of our common stock, the expected term of the respective stock-based award, the risk-free interest rate for a period that approximates the expected term of the stock-based award being valued and the expected dividend yield on our common stock over the expected term. Effective January 1, 2024, we updated our method for estimating the expected term of our stock options to be based on historical exercise patterns and our expectation of the time it will take for employees to exercise options still outstanding. Prior to 2024, due to our limited history of grant activity, we estimated the expected term of options based on the simplified method described in SEC Staff Accounting Bulletin No. 107, Share-Based Payment.

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

Item 8. Financial Statements and Supplementary Data.

ALLAKOS INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Allakos Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Allakos Inc. (the Company) as of December 31, 2024 and 2023, the related statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

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

Accrued Clinical Expenses
Description of the Matter

As discussed in Note 2, accrued research and development expenses are recorded for estimated unpaid costs of research and development activities conducted by the Company and its third-party service providers, which include the conduct of preclinical and clinical studies, and contract manufacturing activities. Accrued contract research and development expenses were $2.1 million as of December 31, 2024, which includes the estimated accrued clinical expenses incurred but not invoiced under agreements with clinical service organizations that conduct clinical studies on the Company’s behalf (Accrued Clinical Expenses). The accrual for these Accrued Clinical Expenses includes estimates of services completed. Auditing these Accrued Clinical Expenses was complex due to the analysis of extensive data in determining the expenses incurred but not invoiced.

How We Addressed the Matter in Our Audit

Our audit procedures included understanding the process and testing the accuracy and completeness of the inputs used in management’s analysis to determine expenses incurred but not invoiced and making inquiries of the Company’s personnel that oversee the clinical trials. Further, we verified the accrued expenses incurred but not invoiced to the underlying agreements and the information provided by third-party service providers.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2016.

San Mateo, California

March 12, 2025

ALLAKOS INC.

BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$17,753	$66,440
Investments	63,067	104,354
Prepaid expenses and other current assets	4,766	9,095
Total current assets	85,586	179,889
Property and equipment, net	10,827	33,369
Operating lease right-of-use assets	—	24,136
Other long-term assets	188	6,216
Total assets	$96,601	$243,610
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,490	$1,764
Accrued expenses and other current liabilities	12,294	34,814
Total current liabilities	17,784	36,578
Operating lease liabilities, net of current portion	—	38,215
Total liabilities	17,784	74,793
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 20,000 shares authorized as of December 31, 2024 and 2023; no shares issued and outstanding as of December 31, 2024 and 2023	—	—
Common stock, $0.001 par value per share; 200,000 shares authorized as of December 31, 2024 and 2023; 89,649 and 87,750 shares issued and outstanding as of December 31, 2024 and 2023, respectively	90	88
Additional paid-in capital	1,312,886	1,287,156
Accumulated other comprehensive income (loss)	136	50
Accumulated deficit	(1,234,295)	(1,118,477)
Total stockholders’ equity	78,817	168,817
Total liabilities and stockholders’ equity	$96,601	$243,610

See accompanying notes to financial statements

ALLAKOS INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

	Year Ended December 31,
	2024	2023
Operating expenses
Research and development	$79,939	$150,908
General and administrative	38,822	45,148
Impairment of long-lived assets	27,347	—
Gain on lease amendment	(23,883)	—
Total operating expenses	122,225	196,056
Loss from operations	(122,225)	(196,056)
Interest income	6,450	10,347
Other income (expense), net	(43)	8
Net loss	(115,818)	(185,701)
Unrealized gain (loss) on investments	86	334
Comprehensive loss	$(115,732)	$(185,367)
Net loss per common share:
Basic and diluted	$(1.30)	$(2.14)
Weighted-average number of common shares outstanding:
Basic and diluted	88,791	86,798

See accompanying notes to financial statements

ALLAKOS INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2022	85,387	$85	$1,243,408	$(284)	$(932,776)	$310,433
Stock-based compensation expense	—	—	41,223	—	—	41,223
Issuance of common stock upon exercise of stock options	206	—	673	—	—	673
Issuance of common stock upon 2018 ESPP purchase	281	—	865	—	—	865
Issuance of common stock upon ATM offering	142	—	990	—	—	990
Issuance of common stock upon vesting of restricted stock units	1,734	3	(3)	—	—	—
Unrealized gain (loss) on marketable securities	—	—	—	334	—	334
Net loss	—	—	—	—	(185,701)	(185,701)
Balance as of December 31, 2023	87,750	88	1,287,156	50	(1,118,477)	168,817
Stock-based compensation expense	—	—	25,555	—	—	25,555
Issuance of common stock upon exercise of stock options	26	—	26	—	—	26
Issuance of common stock upon 2018 ESPP purchase	178	—	151	—	—	151
Issuance of common stock upon vesting of restricted stock units	1,695	2	(2)	—	—	—
Unrealized gain (loss) on marketable securities	—	—	—	86	—	86
Net loss	—	—	—	—	(115,818)	(115,818)
Balance as of December 31, 2024	89,649	$90	$1,312,886	$136	$(1,234,295)	$78,817

See accompanying notes to financial statements

ALLAKOS INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2024	2023
Cash flows from operating activities
Net loss	$(115,818)	$(185,701)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of long-lived assets	27,347	—
Stock-based compensation	25,555	41,223
Net amortization (accretion) of premiums and discounts on marketable securities	(3,367)	(5,250)
Depreciation and amortization	7,724	6,141
Noncash lease expense	2,021	1,491
Loss on disposal of property and equipment	—	3
Gain on lease amendment	(23,883)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	2,117	19,994
Other long-term assets	7,500	1,992
Accounts payable	3,726	(2,845)
Accrued expenses and other current liabilities	(22,520)	9,907
Operating lease liabilities, net of current portion	(4,026)	(3,435)
Net cash used in operating activities	(93,624)	(116,480)
Cash flows from investing activities
Purchases of investments	(105,816)	(169,233)
Proceeds from maturities of investments	150,695	263,000
Purchases of property and equipment	(119)	(592)
Net cash provided by investing activities	44,760	93,175
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	—	990
Proceeds from exercise of stock options, net of repurchases	26	673
Proceeds from issuance of common stock under 2018 ESPP	151	865
Net cash provided by financing activities	177	2,528
Net increase (decrease) in cash, cash equivalents and restricted cash	(48,687)	(20,777)
Cash, cash equivalents and restricted cash, beginning of period	67,912	88,689
Cash, cash equivalents and restricted cash, end of period	$19,225	$67,912
Supplemental disclosures
Right-of-use assets obtained in exchange for lease obligations	$—	$665
Noncash adjustments to right-of-use assets	$(9,705)	$(5,307)

See accompanying notes to financial statements

ALLAKOS INC.

NOTES TO FINANCIAL STATEMENTS

1. Organization and Business

Allakos Inc. (“Allakos” or the “Company”) was incorporated in the state of Delaware in March 2012. Allakos is a clinical stage biopharmaceutical company with intellectual property targeted towards developing therapeutics which target immunomodulatory receptors present on immune effector cells involved in allergic, inflammatory and proliferative diseases. The Company’s primary activities to date have included establishing its facilities, recruiting personnel, conducting research and development of its product candidates and raising capital. In January 2025, the Company announced its intention to discontinue further development of its most advanced product candidate, AK006, and pursue potential strategic alternatives as further described below. The Company’s operations are located in San Carlos, California.

Liquidity Matters

Since inception, the Company has incurred net losses and negative cash flows from operations. During the year ended December 31, 2024, the Company incurred a net loss of $115.8 million and used $93.6 million of cash in operations. As of December 31, 2024, the Company had an accumulated deficit of $1,234.3 million and does not expect to experience positive cash flows from operating activities in the foreseeable future. The Company has financed its operations to date primarily through the sale of common stock.

In January 2025, we announced that our product candidate, AK006, did not demonstrate therapeutic activity in patients with Chronic Spontaneous Urticaria (CSU) in our Phase 1 multicenter, randomized, double-blind, placebo-controlled clinical trial. We further announced our intention to discontinue further development of AK006 and we launched a comprehensive review of strategic alternatives focused on maximizing stockholder value, including, but not limited to, a merger, sale, divestiture of assets, licensing, or other strategic transaction. We have devoted, and expect to continue to devote, substantial time and resources to exploring strategic alternatives that our Board of Directors believes will maximize stockholder value. Despite devoting substantial time and resources to identify and evaluate potential strategic alternatives, there can be no assurance that this strategic review process will result in us pursuing any transaction or that any transaction, if pursued, will be completed on terms favorable to us, if at all. We expect that this strategic review process will extend into, and possibly beyond, the second quarter of 2025. Additionally, there can be no assurances that any particular course of action, business arrangement or transaction, or series of transactions, will be pursued, successfully consummated or lead to increased stockholder value, or that we will make any cash distributions to our stockholders. If the strategic review process does not result in the consummation of a strategic transaction, our Board of Directors may decide to pursue a dissolution and liquidation.

In connection with the evaluation of strategic alternatives and in order to maximize capital preservation, we have implemented a corporate restructuring plan to reduce our workforce by approximately 75% and discontinue further development of AK006. The corporate restructuring plan was approved in January 2025, and we estimate that a significant majority of these restructuring costs will be paid over the first and second quarters of 2025. Refer to Note 12 – “Subsequent Events” for additional details.

The Company had $80.8 million of cash, cash equivalents and marketable securities at December 31, 2024. Management believes that this amount is sufficient to fund the Company’s operations for at least the next 12 months from the issuance date of these financial statements.

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

Reclassifications

Certain reclassifications have been made to prior year financial statements to conform to the current year presentation.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk principally consist of cash, cash equivalents and marketable securities. These financial instruments are held in accounts across multiple financial institutions that management believes possesses high credit quality. Amounts on deposit with these financial institutions have and will continue to exceed federally-insured limits. The Company has not experienced any losses on its cash deposits. Additionally, the Company’s investment policy limits its investments to certain types of securities issued by the United States government and its agencies.

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Company’s balance sheets and which, in aggregate, represent the amounts reported in the statements of cash flows (in thousands):

	December 31,
	2024	2023
Cash and cash equivalents	$17,753	$66,440
Restricted cash in prepaid expenses and other current assets	1,472	—
Restricted cash in other long-term assets	—	1,472
Total	$19,225	$67,912

Restricted cash at December 31, 2024 represents $1.5 million of security deposits for the lease of the Company’s facility in San Carlos, California. The security deposit is in the form of a letter of credit secured by restricted cash and is recorded in other current assets on the Company’s balance sheet as of December 31, 2024.

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

Operating Leases

The Company accounts for its leases in accordance with FASB ASC 842, “Leases” (“ASC 842”). Right-of-use assets represent the Company’s right to use an underlying asset over the lease term and include any lease payments made prior to the lease commencement date and are reduced by lease incentives. Lease liabilities represent the present value of the total lease payments over the lease term, calculated using the Company’s incremental borrowing rate. In determining the Company’s incremental borrowing rate, consideration is given to the term of the lease and the Company’s credit risk. The Company recognizes options to extend a lease when it is reasonably certain that it will exercise such extension. The Company does not recognize options to terminate a lease when it is reasonably certain that it will not exercise such early termination options. Lease expense is recognized on a straight-line basis over the expected lease term.

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

Expected term – Effective January 1, 2024, the Company estimates the expected term based on historical exercise patterns and its expectation of the time that it will take for employees to exercise options still outstanding. Prior to 2024, the Company determined the expected term of options in accordance with the “simplified method” described by SEC Staff Accounting Bulletin No. 107, Share-Based Payment, as it did not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term.

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

The Company recognizes the stock-based compensation expense related to performance-based stock awards or performance-based RSUs (“PSUs”) if the performance targets are deemed probable of being achieved. The vesting of PSUs requires that certain performance conditions are achieved during the performance period and is subject to the employee’s continued service requirements.

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

Comprehensive Loss

Comprehensive loss is defined as the change in stockholders’ equity during a period from transactions and other events and circumstances from non-owner sources. The difference between net loss and comprehensive loss for the years ended December 31, 2024 and 2023 are a result of unrealized gains and losses on the Company’s investments in marketable securities included in current assets on the Company’s balance sheets.

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

Basic and diluted net loss per share was calculated as follows (in thousands, except per share data):

	Year Ended December 31,
	2024	2023
Numerator:
Net loss	$(115,818)	$(185,701)
Denominator:
Weighted-average shares of common stock outstanding, basic and diluted	88,791	86,798
Net loss per share, basic and diluted	$(1.30)	$(2.14)

The following table sets forth the potentially dilutive securities that have been excluded from the calculation of diluted net loss per share due to their anti-dilutive effect for the periods indicated (in thousands):

	Year Ended December 31,
	2024	2023
Options to purchase common stock	12,776	7,968
Unvested restricted stock units	5,380	5,621
Unvested performance stock unit	—	2,845
Shares issuable under employee stock purchase plans	73	127
Total	18,229	16,561

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

Recently Issued and Adopted Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires all public entities, including public entities with a single reportable segment, to provide in interim and annual periods one or more measures of segment profit or loss used by the chief operating decision maker to allocate resources and assess performance. Additionally, the standard requires disclosures of significant segment expenses and other segment items as well as incremental qualitative disclosures.

The Company adopted ASU 2023-07 effective December 31, 2024, on a retrospective basis. The adoption of 2023-07 did not change the way that the Company identifies its reportable segments and, as a result, did not have a material impact on the Company’s segment-related disclosures. Refer to Note 13 – “Segment Reporting” for further segment information.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU requires entities to expand its existing income tax disclosures, specifically related to the rate reconciliation and income taxes paid. This authoritative guidance will be effective for us in fiscal year 2025, with early adoption permitted. The Company is currently evaluating the impact of the ASU but does not expect any material impacts upon adoption.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disclosure about the types of costs and expenses included in certain expense captions presented on the income statement. The new disclosure requirements are effective for the Company’s annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently in the process of evaluating the impact of this pronouncement on its related disclosures.

3. Fair Value Measurements

The Company measures and reports certain financial instruments as assets and liabilities at fair value on a recurring basis. The Company’s financial assets measured at fair value on a recurring basis were as follows (in thousands):

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$18,018	$—	$—	$18,018
Total cash equivalents	18,018	—	—	18,018
Short-term marketable securities
U.S. treasuries	63,067	—	—	63,067
Total short-term marketable securities	63,067	—	—	63,067
Total cash equivalents and short-term marketable securities	$81,085	$—	$—	$81,085

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$67,070	$—	$—	$67,070
Total cash equivalents	67,070	—	—	67,070
Short-term marketable securities
U.S. treasuries	96,705	—	—	96,705
U.S. government agency bonds	7,649	—	—	7,649
Total short-term marketable securities	104,354	—	—	104,354
Total cash equivalents and short-term marketable securities	$171,424	$—	$—	$171,424

The Company evaluates transfers between levels at the end of each reporting period. There were no transfers of assets or liabilities between levels during the years ended December 31, 2024 and 2023.

4. Investments

All investments were considered available-for-sale at December 31, 2024 and 2023. The amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s investments by major security type are summarized in the table below (in thousands):

	December 31, 2024
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale securities
U.S. treasuries classified as investments	$62,931	$136	$—	$63,067
Total available-for-sale securities	$62,931	$136	$—	$63,067

	December 31, 2023
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale securities
U.S. treasuries classified as investments	$96,688	$39	$(22)	$96,705
U.S. government agency bonds	7,652	—	(3)	7,649
Total available-for-sale securities	$104,340	$39	$(25)	$104,354

The amortized cost of available-for-sale securities is adjusted for amortization of premiums and accretion of discounts to maturity. As of December 31, 2024 and 2023, the aggregate fair value of securities held by the Company in an unrealized loss position for less than twelve months was $0.0 million and $53.7 million, respectively. All of these securities had remaining maturities of less than one year. The Company has the intent and ability to hold such securities until recovery and has determined that there has been no material change to their credit risk. As a result, the Company determined it did not hold any investments with a credit loss at December 31, 2024 and 2023.

There were no material realized gains or losses recognized on the sale or maturity of available-for-sale securities during the years ended December 31, 2024 and 2023, and as a result, there were no material reclassifications out of accumulated other comprehensive gain (loss) for the same periods.

5. Impairment of Long-Lived Assets

During the first quarter of 2024, as a result of the significant sustained decline observed in the Company’s stock price and related market capitalization following the Company’s decision to halt the development of lirentelimab, the Company performed an impairment assessment of long-lived assets. The Company determined that the long-lived assets held and used did not have identifiable cash flows that were largely independent of the cash flows of other assets and liabilities. Therefore, the Company evaluated its long-lived assets for impairment on an entity-wide level. The Company concluded that the carrying value of the entity-wide asset group was not recoverable as it exceeded the future net undiscounted cash flows. To measure, allocate and recognize the impairment loss, the Company determined individual fair values of its long-lived assets. The Company utilized the income approach for estimating the fair value of right of use assets and related leasehold improvements by estimating the potential cash flows from a hypothetical fully-furnished sublease and applying a discount rate. The cost replacement method was used to estimate the fair value of laboratory and office equipment, capitalized software, and assets to be placed into service or in the process of construction. These represented Level 3 nonrecurring fair value measurements. Based on this analysis, the Company recorded a $27.3 million charge to Impairment of long-lived assets in the Statement of Operations and Comprehensive Loss during the year ended December 31, 2024, of which $12.4 million was attributed to right-of-use assets, $13.9 million to leasehold improvements, and $1.0 million to furniture. No impairment was recognized on the remaining long-lived assets as their carrying values were not in excess of their fair values.

6. Balance Sheet Components and Supplemental Disclosures

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2024	2023
Prepaid clinical expenses	$1,449	$1,092
Prepaid manufacturing expenses	195	3,877
Other prepaid expenses or current assets	1,650	4,126
Restricted cash	1,472	—
Total	$4,766	$9,095

Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	December 31,
	2024	2023
Laboratory equipment	$7,005	$6,993
Furniture and office equipment	1,468	3,947
Leasehold improvements	12,135	32,386
Capitalized software	4,524	4,382
Construction-in-progress or pending installation	—	69
	25,132	47,777
Less accumulated depreciation	(14,305)	(14,408)
Property and equipment, net	$10,827	$33,369

Depreciation expense for the years ended December 31, 2024 and 2023 was $7.7 million and $6.1 million, respectively. As discussed in Note 5 – “Impairment of Long-Lived Assets”, the Company recognized long-lived asset impairment charges of $13.9 million for its leasehold improvements and $1.0 million on furniture during the year ended December 31, 2024. In conjunction with the Lease Termination Agreement, the remaining estimated useful lives of some of the Company’s property and equipment, including all of the Company’s leasehold improvements, were adjusted to coincide with the remaining term of the lease. Additionally, as part of the Lease Termination Agreement, certain furniture and equipment, as well as all of the tenant improvements, are to be transferred to the landlord upon termination. During the first quarter of 2025, the Company sold the majority of the remaining furniture and the Company’s lab equipment for $1.0 million in cash. As a result, the Company’s fixed assets after the Lease Termination are expected to primarily consist of the Company’s capitalized software. Refer to Note 7 – “Leases” for additional information relating to the impact of the Lease Termination Agreement.

Other Long-Term Assets

Other long-term assets were $0.2 million and $6.2 million as of December 31, 2024 and 2023, respectively. Other long-term assets at December 31, 2023 included $0.8 million in advance payments to CDMOs for development and manufacturing services expected to be provided more than one year from the balance sheet date and $3.9 million of tax credit receivables classified as long-term and subsequently received in fiscal 2024.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2024	2023
Accrued contract research and development expense	$2,083	$22,262
Accrued compensation and benefits expense	5,730	8,674
Current portion of operating lease liabilities	4,158	3,250
Other current liabilities	323	628
Total	$12,294	$34,814

7. Leases

Operating Leases

The Company’s lease obligations primarily relate to leased office and laboratory space under noncancelable operating leases. In accordance with ASC 842, the Company has performed an evaluation of its other contracts with vendors and has determined that, except for the leases described below, none of its other contracts contain a lease.

San Carlos Lease

In December 2019, the Company entered into an operating lease agreement for approximately 98,000 square feet of office and laboratory space in San Carlos, California (the “San Carlos Lease”). The contractual term of the San Carlos Lease is 10.25 years from August 2021 until October 2031. The San Carlos Lease provides rent abatements and includes a one-time option to extend the lease term for five years. This option to extend the lease term was not determined to be reasonably certain and therefore has not been included in the Company’s calculation of the associated operating lease liability under ASC 842.

The San Carlos Lease includes monthly base rent amounts escalating over the term of the lease. In addition, the lessor provided for a TIA of up to $14.4 million, which was fully utilized and are recorded in lease obligations.

On March 27, 2023, the Company entered into an amendment for the San Carlos Lease, whereby rentable square feet was adjusted to 95,692 square feet and lease payments were reduced by approximately 2.5% per month, effective from January 1, 2022 through the end of the lease term. The Company accounted for these changes as a modification under ASC 842 and the operating right-of-use asset and lease liability were remeasured during the first quarter of 2023 utilizing an estimated incremental borrowing rate of 10.5%. Our estimated incremental borrowing rate was based on our estimated rate of interest for a fully collateralized borrowing over a similar term as the remaining lease payments while incorporating our credit risk. As a result of the modification, the right-of-use asset and lease liability decreased by approximately $5.6 million. No gain or loss was recognized upon the modification.

On November 15, 2024, the Company entered into an Agreement for Termination of Lease and Voluntary Surrender of Premises (the “Lease Termination Agreement”) to amend the terms and conditions of the San Carlos Lease. The term of the San Carlos Lease was scheduled to expire in November 2031. The Lease Termination Agreement provides for, among other things, amendment of the term such that the Lease will terminate no earlier than January 1, 2025, and no later than March 31, 2025. As consideration for the landlord’s agreement to enter into the Lease Termination Agreement and accelerate the expiration date of the San Carlos Lease, the Company has agreed to pay a lease modification payment to the landlord in an amount of approximately $2.3 million, of which approximately $1.5 million will be paid on or after January 1, 2025, by the Landlord drawing down and retaining the Company’s security deposit for the Premises in the form of a letter of credit secured by restricted cash, and the remainder will be paid upon the early lease termination date described above. The Company also incurred broker commissions of approximately $1.7 million. The net effect on cash and cash equivalents of these costs related to the termination is approximately $2.5 million and these payments were made during the first quarter of 2025.

As a result of the Lease Termination Agreement, the lease liability was remeasured as of November 15, 2024, according to the revised leased payments. The change in the carrying amount of the liability was first recognized against the right-of-use asset with excess amounts recognized as a gain within operating expenses as the carrying amount of the right-of-use asset was reduced to zero. Accordingly, the lease liability was remeasured as of November 15, 2024, resulting in a $33.6 million decrease in the lease liability. The decrease in the lease liability resulted in a corresponding $9.7 million decrease in right-of-use asset, which, as a result, was reduced to zero, with the remaining $23.9 million recognized as a gain on lease modification included in the Company’s fourth quarter 2024 operating expense.

Additionally, as of November 15, 2024, the net book value of leasehold improvements was $10.9 million. In accordance with ASC 842, the remaining useful life of these assets was reduced to the shortened remaining lease term, resulting in $3.9 million in additional depreciation expense recorded in the fourth quarter of 2024 and $6.4 million in additional depreciation expense to be recorded in the first quarter of 2025.

Classification of Operating Leases

The San Carlos Lease required security deposits of $1.5 million, which the Company satisfied by establishing letters of credit secured by restricted cash. As of December 31, 2024, a security deposit of $1.5 million for the San Carlos Lease was recorded as restricted cash within other current assets on the Company’s balance sheet. As of December 31, 2023, the security deposit of $1.5 million was recorded as restricted cash within other long-term assets on the Company’s balance sheet.

Classification of the Company’s operating lease liabilities included in the Company’s balance sheets at December 31, 2024 and 2023 was as follows (in thousands):

	December 31,
	2024	2023
Operating lease liabilities
Current portion included in accrued expenses and other current liabilities	$4,158	$3,250
Operating lease liabilities, net of current portion	—	38,215
Total operating lease liabilities	$4,158	$41,465

The components of lease costs, which are included in operating expenses in the Company’s statements of operations and comprehensive loss were as follows (in thousands):

	Year ended December 31,
	2024	2023
Operating lease costs	$4,979	$5,806
Variable costs	3,353	3,627
Total lease costs	$8,332	$9,433

Variable costs included in the table above represent amounts the Company pays related to property taxes, insurance, maintenance and repair costs.

Cash paid for amounts included in the measurement of the Company’s operating lease liabilities and presented within cash used in operating activities in the statements of cash flows was $7.4 million and $6.7 million for the years ended December 31, 2024 and 2023.

Operating Lease Obligations

Future lease payments required under operating leases included on the Company’s balance sheet at December 31, 2024 are as follows (in thousands):

Fiscal Year Ending December 31,
2025	$4,220
Total future lease payments	4,220
Less:
Present value adjustment	62
Operating lease liabilities	$4,158

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used its incremental borrowing rate based on the information available at the lease commencement date. As of December 31, 2024, the weighted-average remaining lease term of the Company’s leases was 0.3 years and the weighted-average discount rate used to determine the operating lease liabilities included on the balance sheet was 10.5%.

As of December 31, 2024, the Company has not been party to any lease agreements containing material residual value guarantees or material restrictive covenants.

8. Commitments and Contingencies

As of December 31, 2024, the Company’s commitments include an estimated $4.5 million of noncancelable purchase commitments, primarily relating to the Company’s outstanding commitments related to the San Carlos Lease.

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

Indemnification Agreements

The Company has entered into indemnification agreements with certain directors and officers that require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. To date, no such matters have arisen and the Company does not believe that the outcome of any claims under indemnification arrangements will have a material adverse effect on its financial positions, results of operations or cash flows. Accordingly, the Company has not recorded a liability related to such indemnifications at December 31, 2024.

9. Stockholders’ Equity

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

As of December 31, 2023, the Company has sold 0.1 million shares of its common stock at an average price of $7.20 per share through its ATM Offering, resulting in proceeds of $1.0 million net of commissions, with all sales occurring during the first quarter of 2023. Under its current ATM Offering program, $74.0 million of common stock remain available for future sales as of December 31, 2024; however, the Company is not obligated to make any sales under this program.

10. Stock-Based Compensation

Total stock-based compensation expense recognized is as follows (in thousands):

	Year Ended December 31,
	2024	2023
Research and development	$7,780	$17,599
General and administrative	17,775	23,624
Total	$25,555	$41,223

No income tax benefits for stock-based compensation expense have been recognized for the years ended December 31, 2024 and 2023, as a result of the Company’s full valuation allowance applied to net deferred tax assets and net operating loss carryforwards.

Equity Incentive Plans

In July 2018, the Board of Directors adopted the 2018 Equity Incentive Plan (the “2018 Plan”). The 2018 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units (“RSUs”), stock appreciation rights, performance-based awards (“PSUs”) and other stock-based awards. The number of shares of common stock that may be issued under the 2018 Plan will automatically increase on each January 1, beginning with the fiscal year ending December 31, 2019, equal to the least of (i) 5,000,000 shares, (ii) 5% of the outstanding shares of common stock as of the last day of the preceding fiscal year and (iii) such other amount as the Board of Directors may determine. Stock options and RSUs granted under the 2018 Plan generally vest over four years and stock options expire no more than 10 years from the date of grant.

Following the IPO and upon the effectiveness of the 2018 Plan, the Company’s 2012 Equity Incentive Plan, as amended, (the “2012 Plan”), terminated and no further awards will be granted thereunder. All outstanding awards under the 2012 Plan will continue to be governed by their existing terms. The 2018 Plan provides shares subject to awards granted under the 2012 Plan that, on or after the termination of the 2012 Plan, expire or terminate and shares previously issued pursuant to awards granted under the 2012 Plan that, on or after the termination of the 2012 Plan, are forfeited or repurchased by the Company will be transferred into the 2018 Plan, up to a maximum of 6,606,145 shares. Due to the issuance of shares pursuant to awards granted under the 2012 Plan, as of December 31, 2024, the maximum number of shares that actually may be added to the 2018 Plan pursuant to the preceding clause is 2,468,228 shares.

Prior to its termination, the 2012 Plan provided for the grant of stock options, stock appreciation rights, restricted stock and restricted stock units to employees, directors and consultants. Stock options granted under the 2012 Plan generally vested over four years and expire no more than 10 years from the date of grant.

As of December 31, 2024, the number of shares available for issuance under the 2018 Plan was 2,981,712.

Stock Options

Stock option activity under the 2018 Plan and the 2012 Plan during the year ended December 31, 2024 is summarized as follows (in thousands, except per share data):

		Weighted-	Weighted-
		Average	Average	Aggregate
	Options	Exercise	Remaining	Intrinsic
	Outstanding	Price	Years	Value
Balance at December 31, 2023	7,968	$10.85	6.9	$3,168
Granted	5,933	$1.26
Exercised	(26)	$0.97
Expired	(622)	$26.84
Forfeited	(477)	$12.17
Balance at December 31, 2024	12,776	$5.59	7.3	$793
Options exercisable	5,301	$10.18	5.1	$791
Options vested and expected to vest	12,327	$5.72	7.3	$793

The following weighted-average assumptions were used to calculate the fair value of stock options granted during the periods indicated:

	Year Ended December 31,
	2024	2023
Risk-free interest rate	4.29%	3.88%
Expected volatility	101.27%	99.96%
Expected dividend yield	—	—
Expected term (in years)	5.41	5.96

The weighted-average fair value of options granted during the years ended December 31, 2024 and 2023 was $0.99 and $4.61 per share, respectively.

The aggregate fair value of stock options that vested during the years ended December 31, 2024 and 2023 was $9.8 million and $6.7 million, respectively.

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2024 and 2023 was $0.0 million and $0.1 million, respectively.

As of December 31, 2024, total unrecognized stock-based compensation expense relating to unvested stock options was $11.1 million. This amount is expected to be recognized over a weighted-average period of 2.3 years.

Time-based Restricted Stock Units

Each time-based RSU represents one equivalent share of our common stock to be awarded after satisfying the applicable continued service-based vesting criteria over a specified period. The fair value for these RSUs is based on the closing price of our common stock on the date of grant. The RSUs do not entitle participants to the rights of holders of common stock, such as voting rights, until the shares are issued. RSUs that are expected to vest are net of estimated future forfeitures.

RSU activity under the 2018 Plan is summarized as follows (in thousands, except per share data):

		Weighted-
		Average
	Number	Grant Date
	of Shares	Fair Value
Balance at December 31, 2023	5,621	$10.16
Granted	4,118	$1.23
Vested	(1,695)	$12.86
Forfeited	(2,664)	$7.40
Balance at December 31, 2024	5,380	$3.84

The weighted-average fair value of RSUs granted during the years ended December 31, 2024 and 2023 was $1.23 and $6.52, respectively.

As of December 31, 2024, total unrecognized stock-based compensation expense relating to unvested RSUs was $17.8 million and the weighted-average remaining vesting period was 1.9 years.

The aggregate intrinsic value of RSUs is calculated as the closing price per share of the Company’s common stock on the last trading day of the fiscal period, multiplied by the number of RSUs expected to vest as of December 31, 2024. As of December 31, 2024, the aggregate intrinsic value of RSUs was $6.5 million.

Performance-based Restricted Stock Units (“PSUs”)

As of December 31, 2024, there were no outstanding PSUs. In January 2024, PSUs that had been granted in 2022 were canceled. The fair value of these PSUs had been based on the closing price of our common stock on the date of grant. While the PSUs were outstanding, the Company determined that achieving the performance goals was not probable and, thus, the PSUs were unlikely to vest and no compensation expense was recorded.

Employee Stock Purchase Plan

In July 2018, the Company’s Board of Directors and stockholders approved the 2018 Employee Stock Purchase Plan (the “2018 ESPP”). The number of shares of common stock that may be issued under the 2018 ESPP shall automatically increase on each January 1, beginning with the fiscal year ending December 31, 2019, equal to the least of (i) 1,000,000 shares, (ii) 1% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year and (iii) such other amount determined by the 2018 ESPP administrator. As of December 31, 2024, the number of shares available for issuance under the 2018 ESPP was 3,481,174.

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

During the years ended December 31, 2024 and 2023, stock-based compensation related to the 2018 ESPP was $0.1 million and $0.8 million, respectively.

The following weighted-average assumptions were used to calculate the fair value of ESPP shares during the periods indicated:

	Year Ended December 31,
	2024	2023
Risk-free interest rate	4.70%	5.14%
Expected volatility	97.75%	127.37%
Expected dividend yield	—	—
Expected term (in years)	1.25	1.32

As of December 31, 2024, total unrecognized compensation expense relating to shares to be purchased under the 2018 ESPP was $0.1 million and the weighted-average remaining vesting period was 1.0 years.

11. Income Taxes

The Company is subject to income taxes in the United States and certain states in which it operates, and it uses estimates in determining its provisions for income taxes. Significant management judgement is required in determining the Company’s provision for income taxes, deferred tax assets and liabilities and valuation allowances recorded against net deferred tax assets in accordance with U.S. GAAP. These estimates and judgements occur in the calculation of tax credits, benefits, and deductions, and in the calculation of certain tax assets and liabilities, which arise from certain temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant changes to these estimates may result in an increase or decrease to the Company’s tax provision in the current or subsequent period.

The Internal Revenue Code of 1986, as amended (the “Code”), provides for a limitation of the annual use of net operating losses (“NOLs”) and other tax attributes (such as research and development tax credit carryforwards) following certain ownership changes defined by the Code that could limit the Company’s ability to utilize these carryforwards in the future. The Company may have had one or more ownership changes in the past, and it may experience ownership changes in the future. Accordingly, the Company’s ability to utilize its NOLs and certain other tax attributes could be severely limited or eliminated.

Total deferred income tax assets, net of valuation allowance, at December 31, 2024 and 2023 were as follows (in thousands):

	December 31,
	2024	2023
Deferred tax assets
Net operating loss carryforwards	$272,432	$247,208
Capitalized research expenditures	71,676	65,677
Research and development credits	44,636	42,347
Accruals and reserves	1,856	8,182
Stock-based compensation	4,634	5,519
Lease liability	975	11,314
Fixed and intangible assets	5,381	295
Gross deferred tax assets	401,590	380,542
Less: valuation allowance	(401,590)	(373,957)
Deferred tax assets, net of valuation allowance	—	6,585
Deferred tax liabilities
Right-of-use asset	—	6,585
Gross deferred tax liabilities	—	6,585
Net deferred tax assets	$—	$—

Management has evaluated the positive and negative evidence surrounding the realizability of its deferred tax assets and has determined that it is more likely than not that the Company will not recognize the benefits of its federal and state deferred tax assets, and as a result, a valuation allowance of $401.6 million and $374.0 million has been established at December 31, 2024 and 2023, respectively. The change in the valuation allowance was $27.6 million and $45.4 million for the years ended December 31, 2024 and 2023, respectively. The Company has incurred NOL since inception. As of December 31, 2024, the Company had federal and state NOL carryforwards of $967.0 million and $987.3 million, respectively. Federal NOL carryforwards of $905.2 million, which were generated after December 31, 2017, do not expire. The remaining $61.8 million of federal NOL carryforwards expire beginning in 2032. As of December 31, 2024, the Company had federal and California research and other tax credit carryforwards of $51.0 million and $12.0 million, respectively. The federal tax credits expire beginning in 2033. The California tax credits can be carried forward indefinitely.

In accordance with the Tax Cuts and Jobs Act of 2017, research and experimental expenditures are required to be capitalized beginning in 2022 and amortized over a period of 5 years for domestic expenses and 15 years for foreign expenses.

The effective tax rate for the years ended December 31, 2024 and 2023 is different from the federal statutory rate primarily due to the valuation allowance against deferred tax assets as a result of insufficient income. The Company’s effective tax rate differs from the federal statutory tax rate as follows:

	Year Ended December 31,
	2024	2023
Federal statutory tax rate	21.0%	21.0%
Change in deferred tax asset valuation allowance	(24.0)%	(24.5)%
State taxes, net of federal benefit	5.9%	5.3%
Research and development tax credits	1.6%	3.1%
Stock-based compensation	(5.2)%	(4.7)%
Other	0.6%	(0.2)%
Effective tax rate	—%	—%

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

A reconciliation of the beginning and ending amount of unrecognized benefits is as follows (in thousands):

	Year Ended December 31,
	2024	2023
Balance at the beginning of the year	$15,012	$13,175
Increase related to current year tax positions	969	1,736
Increase related to prior year tax positions	—	101
Decrease related to prior year tax positions	269	—
Balance at the end of the year	$16,250	$15,012

The entire amount of the unrecognized tax benefits would not impact the Company’s effective tax rate if recognized. During the years ended December 31, 2024 and 2023, the Company did not recognize accrued interest and penalties related to unrecognized tax benefits. The Company does not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease during the next twelve months.

The Company files income tax returns in the U.S. federal and multiple state tax jurisdictions.

The U.S. Internal Revenue Service (“IRS”) examined the Company’s federal corporate income tax return for the year ended December 31, 2018. The examination was completed in April 2022 and did not require any material adjustments. The federal and state income tax returns from inception to December 31, 2024 remain subject to examination.

It is the Company’s policy to include penalties and interest expense related to income taxes as a component of the income tax provision as necessary. Management determined that no accrual for interest and penalties was required at December 31, 2024 and 2023. Since the Company is in a loss carryforward position, it is generally subject to examination by the U.S. federal, state and local income tax authorities for all tax years in which a loss carryforward is available.

12. Defined Contribution Plans

In January 2018, the Company established a defined contribution plan under Section 401(k) of the Internal Revenue Code (the “401(k) plan”). The 401(k) plan covers all employees who meet defined minimum age and service requirements. Employee contributions are voluntary and are determined on an individual basis, limited to the maximum amount allowable under U.S. federal tax regulations. The Company makes matching contributions of up to 4% of the eligible employees’ compensation to the 401(k) plan. During the years ended December 31, 2024 and 2023, the Company made contributions to the 401(k) plan of $0.8 million and $1.0 million, respectively.

13. Segment Reporting

Segment information is prepared on the same basis that our Chief Executive Officer, who is our Chief Operating Decision Maker (“CODM”), manages our segments, evaluates financial results, and makes key operating decisions. We have one reportable operating segment.

The CODM makes decisions on resource allocation, assesses performance of the business, and monitors budget versus actual results using operating expenses. Net loss is also a measure that is considered in monitoring budget versus actual results.

Significant expenses within loss from operations, as well as within net loss, include research and development, general and administrative expenses, impairment of long-lived assets and gain on lease amendment, which are each separately presented on the Company’s Statements of Operations and Comprehensive Loss. Other segment items within net loss include interest income and other income (expense), net.

The Company’s long-lived assets consist primarily of property and equipment, net. As of December 31, 2024 and 2023, all of the Company’s long-lived assets were in the U.S. Asset information is provided to the CODM on an aggregated basis.

14. Subsequent Events

On January 27, 2025, the Company announced that due to unfavorable clinical trial results associated with the use of AK006 in its Phase 1 clinical trial in patients with chronic spontaneous urticaria, the Company will discontinue further development of AK006 and halt related activities across clinical, manufacturing, research and administrative functions. Accordingly, the Company’s Board of Directors approved the 2025 Reorganization Plan to reduce its workforce by approximately 75%. The Company plans to retain approximately 15 employees to explore strategic alternatives, maintain compliance with regulatory and financial reporting requirements, and wind-down the Phase 1 clinical trial. The Company expects to record approximately $3.5 million in severance costs during the first quarter of 2025 associated with the workforce reduction.

Additionally, as a result of the Lease Termination Agreement, the Company is in the process of exiting from the San Carlos Lease prior to the March 31, 2025 termination date. As part of the Lease Termination Agreement, certain furniture and equipment, as well as all of the tenant improvements, were to be transferred to the landlord. The Company sold the majority of the remaining furniture and the Company’s lab equipment for $1.0 million in cash. As a result, the Company’s fixed assets after the Lease Termination are expected to primarily consist of the Company’s capitalized software.

In February 2025, the Company entered into a month-to-month lease agreement for less than 1,500 square feet of office space in Menlo Park, California.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2024.

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

Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the Internal Control–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal controls over financial reporting were effective as of December 31, 2024.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and Rule 15d-15(d) of the Exchange Act that occurred during the fourth quarter of the year ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to regulation 14A, or the Proxy Statement, which proxy statement is expected to be filed with Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2024.

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

(3)
List of Exhibits required by Item 601 of Regulation S-K

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Number	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-38582	3.1	7/24/2018

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-38582	3.1	8/21/2023

4.1	Specimen common stock certificate of the Registrant.	S-1/A	333-225836	4.2	7/9/2018

4.2	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.					X

10.1+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-225836	10.1	6/22/2018

10.2+	2012 Equity Incentive Plan, as amended, and forms of agreement thereunder.	S-1	333-225836	10.2	6/22/2018

10.3+	2018 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	333-225836	10.3	7/9/2018

10.4+	2018 Employee Stock Purchase Plan.	S-1/A	333-225836	10.4	7/9/2018

10.5+	Employment Letter between the Registrant and Robert Alexander, Ph.D.	S-1/A	333-225836	10.5	7/9/2018

10.6+	Employment Letter between the Registrant and Adam Tomasi, Ph.D.	S-1/A	333-225836	10.6	7/9/2018

10.7+	Employment Letter between the Registrant and Harlan Baird Radford, III.	10-Q	001-38582	10.1	5/10/2021

10.8+	Executive Incentive Compensation Plan.	S-1	333-225836	10.9	6/22/2018

10.9+	Outside Director Compensation Policy.	10-Q	001-38582	10.1	8/7/2024

10.10+	Change in Control and Severance Policy.	S-1/A	333-225836	10.11	7/9/2018

10.11a	Lease Agreement between the Registrant and ARE-San Francisco No. 63, LLC, dated December 4, 2019.	10-K	001-38582	10.13	2/25/2020

10.11b	First Amendment to Lease Agreement between the Registrant and ARE-San Francisco No. 63, LLC, dated November 15, 2022.	10-Q	001-35852	10.1	5/9/2023

10.11c	Second Amendment to Lease Agreement between the Registrant and ARE-San Francisco No. 63, LLC, dated March 27, 2023.	10-Q	001-35852	10.2	5/9/2023

10.11d	Agreement for Termination of Lease and Voluntary Surrender of Premises between the Registrant and ARE-San Francisco No. 63, LLC, dated November 15, 2024.					X

10.12	Master Development Services Agreement between the Registrant and Samsung Biologics Co., Ltd., dated March 31, 2022.	10-Q	001-38582	10.1	5/6/2022

10.13	Sales Agreement between the Registrant and Cowen and Company, LLC, dated August 4, 2022.	8-K	001-38582	1.1	8/5/2022

10.14#	Master Services Agreement, dated November 1, 2020, by and among Fujifilm Diosynth Biotechnologies UK Limited, Fujifilm Diosynth Biotechnologies Texas, LLC, Fujifilm Diosynth Biotechnologies U.S.A., Inc. and Biogen (Denmark) Manufacturing APS – a Fujifilm Diosynth Biotechnologies Group Company.	10-Q	001-38582	10.1	8/4/2022

19.1	Insider Trading Policy of the Registrant.					X

23.1	Consent of Independent Registered Public Accounting Firm.					X

24.1	Power of Attorney (reference is made to the signature page hereto).					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

97.1	Compensation Recovery Policy.	10-K	001-38582	97.1	3/14/2023

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)	X

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

ALLAKOS INC.

Date: March 12, 2025	By:	/s/ Robert Alexander
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

Name	Title	Date

/s/ Robert Alexander	Chief Executive Officer and Director	March 12, 2025
Robert Alexander, Ph.D.	(Principal Executive Officer)

/s/ H. Baird Radford, III	Chief Financial Officer	March 12, 2025
H. Baird Radford, III	(Principal Financial and Accounting Officer)

/s/ Robert E. Andreatta	Director	March 12, 2025
Robert E. Andreatta

/s/ Neil Graham	Director	March 12, 2025
Neil Graham, M.D.

/s/ Steven P. James	Director	March 12, 2025
Steven P. James

/s/ Amy L. Ladd	Director	March 12, 2025
Amy L. Ladd, M.D.

/s/ Dolca Thomas	Director	March 12, 2025
Dolca Thomas, M.D.

/s/ Paul Walker	Director	March 12, 2025
Paul Walker