Form 10-K/A
period 2024-12-31
Allakos Inc.
filed 2025-04-17
CIK 1564824

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-38582

Allakos Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	45-4798831
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
149 Commonwealth Dr Suite 1090 Menlo Park, California	94025
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 597-5002

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.001	ALLK	The Nasdaq Global Select Market

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

Documents Incorporated by Reference

None.

EXPLANATORY NOTE

Allakos Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “Original 10-K”) solely to provide additional information required by Part III of Form 10-K that was previously omitted from the Original Form 10-K, in reliance on General Instruction G(3) of Form 10-K because a definitive proxy statement containing such information will not be filed within 120 days after the end of December 31, 2024. The Part III information may be incorporated by reference from the Company’s definitive proxy statement, or such information may be included in an amendment to the Form 10-K. This Amendment does not change the previously reported financial statements or any other disclosure contained in Part I, or Part II of the Original 10-K.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are being filed as exhibits to this Amendment under Item 15 of Part IV. Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Item 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.

Except as described above, no other portion of the Original 10-K is amended hereby, and the Original 10-K continues to speak as of the date of the filing of the Original 10-K. Accordingly, this Amendment should be read in conjunction with the Original 10-K and the Company’s filings made with the SEC subsequent to the date of the Original 10-K.

Unless otherwise specified or indicated by the context, “Allakos,” the “Company,” “we,” “us,” and “our” refer to Allakos Inc.

i

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our directors and their ages as of December 31, 2024 and current positions with the Company are provided in the table below and in the additional biographical descriptions set forth in the text below the table.

Name	Age	Position	Class and Term
Robert Alexander, Ph.D.	55	Chief Executive Officer, Chair of the Board and Director	Class I, expires 2025
Steven P. James (1)(3)(5)	66	Director	Class I, expires 2025
Paul Walker (1)(2)	50	Director	Class II, term expires 2026
Amy L. Ladd, M.D. (2)(3)	66	Director	Class II, term expires 2026
Neil Graham, M.D. (4)	66	Director	Class II, term expires 2026
Robert E. Andreatta (1)	63	Director	Class III, expires 2027
Dolca Thomas, M.D. (4)	54	Director	Class III, expires 2027

(1)
Member of audit committee of the Board
(2)
Member of compensation committee of the Board
(3)
Member of corporate governance and nominating committee of the Board
(4)
Member of research and clinical development committee of the Board
(5)
Lead independent director of the Board

Directors

Robert Alexander, Ph.D. has served as a member of our Board since May 2017, Chair of our Board since December 2024, and as our Chief Executive Officer since April 2017. Dr. Alexander previously served as a member of our board of directors from December 2012 until June 2013. From December 2013 to April 2017, Dr. Alexander served as Chief Executive Officer of ZS Pharma (acquired by AstraZeneca in December 2015), where he also served as a member of the board of directors, including as Chairman from March 2013 to March 2014. From November 2005 to March 2013, Dr. Alexander served as a Director at Alta Partners, a venture capital firm in life sciences. In addition, he acted as Executive Chairman and interim Chief Executive Officer of SARcode Biosciences (acquired by Shire plc in April 2013), a biopharmaceutical company. During his time at Alta, he led investments in SARcode Biosciences, Lumena Pharmaceuticals, ZS Pharma and Allakos. Previously, Dr. Alexander was a Principal in MPM Capital’s BioEquities fund where he sourced opportunities and led due diligence efforts for both public and private investments. Dr. Alexander also previously worked in the Business Development group at Genentech (now a member of the Roche Group), a biotechnology company, where he was responsible for sourcing and screening product opportunities based on scientific merit and strategic fit, leading diligence teams and negotiating terms and definitive agreements. Dr. Alexander joined Genentech after completing his post-doctoral fellowship at Stanford University in the Pathology department. He earned a Ph.D. with a focus in immunology from the University of North Carolina and a Bachelor of Arts in zoology from Miami University of Ohio.

We believe Dr. Alexander is qualified to serve on our Board because of the perspective and experience he provides as our CEO, as well as his broad experience within the pharmaceutical industry, particularly within immunology.

Steven P. James has served as a member of our Board since April 2016 and as our lead independent director since December 2024. From July 2014 to present, Mr. James has been an independent director at several biotechnology companies and served as acting or interim Chief Executive Officer at Antiva Biosciences (previously Hera Therapeutics) and Pionyr Immunotherapeutics (previously Precision Immune). Mr. James served as President and Chief Executive Officer of Labrys Biologics, from December 2012 until its acquisition by Teva Pharmaceuticals in July 2014. He was President and Chief Executive Officer of KAI Pharmaceuticals, from October 2004 until its acquisition by Amgen in July 2012. He was Senior Vice President, Commercial Operations, at Exelixis, from 2003 until 2004. Previously he held senior business roles at Sunesis Pharmaceuticals and Isis Pharmaceuticals. He began his career in new product planning at Eli Lilly and Company. Mr. James is currently a director of Rondo Therapeutics (since 2024), Juvena Therapeutics (since 2024), Ventus Therapeutics (since 2020) and Lyterian Therapeutics (since 2024). He was also a member of the board of directors of Ocera Therapeutics (until 2017), Cascadian Therapeutics (until 2018), Chrono Therapeutics (until 2019), Soteria Biotherapeutics (until 2022), Antiva Biosciences (until 2023), and Pionyr Immunotherapeutics, where he was President and Chief Executive Officer from January 2016 until Pionyr Immunotherapeutics was acquired in August 2023 by Ikena Oncology. Mr. James earned a Bachelor of Arts degree in biology from Brown University and a Masters in Management degree from the Kellogg Graduate School of Management at Northwestern University.

We believe Mr. James is qualified to serve on our board of directors because of his experience as an executive of pharmaceutical companies, as well as his experience serving on the board of directors for several biotechnology companies.

Paul Walker has served as a member of our Board since November 2017. Mr. Walker has been a partner of New Enterprise Associates, an investment firm focused on venture capital and growth equity investments, since April 2008, where Mr. Walker focuses on later-stage biotechnology and life sciences investments. From January 2001 to March 2008, Mr. Walker worked at MPM Capital, a life sciences venture capital firm, where he specialized in public, private-investment-in-public-equity and mezzanine-stage life sciences investing as a general partner with the MPM BioEquities Fund. From July 1996 to December 2000, Mr. Walker served as a portfolio manager at Franklin Resources, a global investment management organization known as Franklin Templeton Investments. Mr. Walker previously served as a member of the board of directors of TRACON Pharmaceuticals (until 2021) and Trillium Therapeutics (until 2020) and manages a number of NEA’s other late-stage and public investments. Mr. Walker earned a Bachelor of Science in biochemistry and cell biology from the University of California at San Diego and holds the designation of Chartered Financial Analyst.

We believe Mr. Walker is qualified to serve on our board of directors because of his experience in the life sciences and venture capital industries, his educational background and his experience as a public company director.

Amy L. Ladd, M.D. has served as a member of our Board since July 2022 and has spent three decades practicing orthopaedic surgery at Stanford University. She currently serves as the Elsbach-Richards Professor of Surgery, Professor of Orthopaedic Surgery as well as Professor of Medicine (Immunology & Rheumatology), by courtesy, at the Stanford Universal Medical Center. Dr. Ladd has also served as a member of the board of directors for Intuitive Surgical, Inc. since 2019 and serves on their compensation committee. She is currently president-elect of the Association of Bone and Joint Surgeons. She is a co-founder of several orthopaedic device companies and serves on non-profit boards including the American Foundation for Surgery of the Hand. Previously, she served as the chair of the American Academy of Orthopaedic Surgeons (AAOS) Board of Specialties Society and is a past member of the Perry Initiative and the AAOS board of directors.

Dr. Ladd earned her M.D. from SUNY Upstate Medical University, completed her Orthopaedic Residency at the University of Rochester and completed the Harvard Combined Hand Surgery Fellowship. Prior to joining the Stanford University faculty, Dr. Ladd was a fellow at L’Institut de la Main in Paris, France. She earned her Bachelor of Arts in History from Dartmouth College.

We believe Dr. Ladd is qualified to serve on our board of directors because of her extensive experience as a medical practitioner, clinician scientist, and corporate director.

Neil Graham, M.D. has served as a member of our board of directors since August 2023. Dr. Graham has 30 years of experience in global drug development and commercialization. Currently, Dr. Graham is a member of the Board of Directors of Aslan Pharmaceuticals Limited, serving since February 2021, as well as a member of the Board of Directors of Zura Bio Limited, serving since March 2023. Previously, he was on the Board of Directors for Pharmaxis Limited, serving from May 2020 until October 2023. From February 2021 to January 2022, Dr. Graham served as Chief Medical Officer of Tiziana Life Sciences LTD, a biotechnology company. Prior to Tiziana, Dr. Graham served as VP of Strategic Program Direction, Immunology and Inflammation at Regeneron Pharmaceuticals, Inc., from 2010 to 2020 and SVP, Program and Portfolio Management, at Vertex Pharmaceuticals from 2007 to 2010. Dr. Graham also held roles as CMO at Trimeris Inc. and XTL Biopharmaceuticals and Director of HIV Medical Affairs at Glaxo Wellcome. Dr. Graham began his career as Associate Professor of Epidemiology and Medicine, Johns Hopkins Bloomberg School of Public Health. Dr. Graham earned his M.D., M.P.H. and M.B.B.S. from the University of Adelaide.

We believe Dr. Graham is qualified to serve on our board of directors because of his academic, clinical research, and extensive operational experience in the biotechnology industry. Dr. Graham was recommended by a third-party executive search firm focused on the biotechnology industry.

Robert E. Andreatta has served as a member of our Board since June 2018. Mr. Andreatta has served as Vice President, Controllership at Alphabet, Inc. since March 2016. Previously, at Genentech, he served as Director of Collaboration Finance from June 2003 to September 2004, Director of Corporate Accounting and Reporting from September 2004 to May 2005, Assistant Controller and Senior Director, Corporate Finance from May 2005 to June 2006, Controller from June 2006 to November 2008, Chief Accounting Officer from April 2007 to November 2008 and Vice President, Controller and Chief Accounting Officer from November 2008 to March 2016. Prior to joining Genentech, he held various officer positions at HopeLink Corporation, a healthcare information technology company, from 2000 to 2003 and was a member of the board of directors of HopeLink from 2002 to 2003. Mr. Andreatta worked for KPMG from 1983 to 2000, including service as an audit partner from 1995 to 2000. He earned a Bachelor of Science degree in accounting from Santa Clara University.

We believe Mr. Andreatta is qualified to serve on our Board because of his extensive financial and accounting expertise, his industry experience and his experience as a public company executive.

Dolca Thomas, M.D. has served as a member of our Board since July 2023. Dr. Thomas has served since July 2024 as the chief executive officer of an early-stage privately held corporation focused on small molecule immunometabolic drug development. She has also served as a venture partner/senior advisor at Samsara Biocapital since March 2023 and has been an independent director on the board of Ventus Therapeutics since September 2021, and as director of the board of UCB S. A. Belgium since April 2024. She is also a scientific advisor for AnaptysBio. Previously, she was a director at Chinook Therapeutics, Inc., until it was acquired by Novartis in August 2023, and held multiple roles in biotech companies including Executive Vice President, Head of Research and Development and Chief Medical Officer at Equillium from January 2021 until February 2022, and the Chief Medical Officer of Principia Biopharma from October 2018 until September 2020, when it was acquired by Sanofi. Prior to biotech, Dr. Thomas held multiple roles in pharma including Vice President and Global Head of Translational Medicine for Immunology, Inflammation, and Infectious Disease at Roche where her team was instrumental for the approval of Xofluza; Vice President of Clinical Development and Clinical Immunophenotyping at Pfizer and Vice President and Chief Development Officer of the Biosimilars Research and Development Unit at Pfizer that resulted in the registrational approval of 4 biosimilar assets across oncology and immunology. Dr. Thomas began her industry career at Bristol-Myers Squibb as Director of Global Clinical Development in Immunology, where she was involved in the registrational approval of the immunomodulatory drug, belatacept and the life cycle management of abatacept.

Dr. Thomas began her career as a tenured track faculty member at Weill Cornell Medicine’s Department of Nephrology and Transplantation Medicine. She was the medical director of the Islet Cell Transplantation Program where she performed 5 islet cell transplants in 3 patients and was a principal investigator in several clinical trials. Dr. Thomas earned a Bachelor of Arts in sociology and an M.D. from Cornell University. Dr. Thomas was recommended by a third-party executive search firm focused on the biotechnology industry.

We believe Dr. Thomas is qualified to serve on our board of directors because her academic, clinical research, and extensive operational experience in the biotechnology industry.

CORPORATE GOVERNANCE

Director Independence

Our common stock is listed on the Nasdaq Global Select Market (“Nasdaq”). Under the rules of Nasdaq, independent directors must comprise a majority of a listed company’s board of directors. In addition, the rules of Nasdaq require that, subject to specified exceptions, each member of a listed company’s audit, compensation and corporate governance and nominating committees be independent. Audit committee members and compensation committee members must also satisfy the independence criteria set forth in Rule 10A-3 and Rule 10C-1, respectively, under the Exchange Act. Under the rules of Nasdaq, a director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

To be considered to be independent for purposes of Rule 10A-3 and under the rules of Nasdaq, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors or any other board committee: (1) accept, directly or indirectly, any consulting, advisory or other compensatory fee from the listed company or any of its subsidiaries or (2) be an affiliated person of the listed company or any of its subsidiaries.

To be considered independent for purposes of Rule 10C-1 and under the rules of Nasdaq, the board of directors must affirmatively determine that each member of the compensation committee is independent, including a consideration of all factors specifically relevant to determining whether the director has a relationship to the company which is material to that director’s ability to be independent from management in connection with the duties of a compensation committee member, including, but not limited to: (i) the source of compensation of such director, including any consulting, advisory or other compensatory fee paid by the company to such director and (ii) whether such director is affiliated with the company, a subsidiary of the company or an affiliate of a subsidiary of the company.

Our Board undertook a review of its composition, the composition of its committees and the independence of our directors and considered whether any director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. Based upon information requested from and provided by each director concerning her or his background, employment and affiliations, including family relationships, our Board has determined that each of Robert E. Andreatta, Neil Graham, M.D., Steven P. James, Amy L. Ladd, M.D., Dolca Thomas, M.D. and Paul Walker, representing six of our seven directors, do not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the rules of Nasdaq.

In making these determinations, our Board considered the current and prior relationships that each nonemployee director has with our company and all other facts and circumstances our Board deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each nonemployee director, and the transactions involving them described in the section titled “Certain Relationships and Related Party Transactions.” There are no family relationships among any of our directors or executive officers.

Board Leadership Structure

Under our Board’s current leadership, we have a Lead Independent Director. As a general policy, our Board believes that separation of the positions of nonemployee Chair of our Board or a Lead Independent Director and the Chief Executive Officer reinforces the independence of our Board from management, creates an environment that encourages objective oversight of management’s performance and enhances the effectiveness of our Board as a whole. As such, Mr. James serves as the nonemployee Lead Independent Director.

Role of Board of Directors in Risk Oversight

Our Board has an active role, as a whole and also at the committee level, in overseeing the management of our risks. Our Board is responsible for general oversight of risks and regular review of information regarding our risks, including credit risks, liquidity risks, cybersecurity risks and operational risks. The Compensation Committee is responsible for overseeing the management of risks relating to our executive compensation plans and arrangements. The Audit Committee is responsible for overseeing the management of risks relating to accounting matters and financial reporting. The Corporate Governance and Nominating Committee is responsible for overseeing the management of risks associated with the independence of our Board and potential conflicts of interest. The Research and Clinical Development Committee is responsible for assisting the Board in overseeing, evaluating and making decisions related to our research and development programs. Although each committee is responsible for evaluating certain risks and overseeing the management of such risks, our entire Board is regularly informed through discussions from committee members about such risks. Our Board believes its administration of its risk oversight function has not negatively affected the Board’s leadership structure.

Board and Committee Meetings

During 2024, our Board held nine meetings (including regularly scheduled and special meetings), and each director attended at least 75% of the aggregate of (i) the total number of meetings of our Board held during the period for which she or he served as a director and (ii) the total number of meetings held by all committees of our Board on which she or he served during the periods that she or he served.

It is the policy of our Board to regularly have separate meeting times for independent directors without management. Although we do not have a formal policy regarding attendance by members of our Board at annual meetings of stockholders, we encourage, but do not require, our directors to attend. All of our then-serving directors attended our 2024 annual meeting of stockholders, except for Mr. James who was unable to attend.

Board Committees

Our Board has established an Audit Committee, a Compensation Committee, a Corporate Governance and Nominating Committee, and a Research and Clinical Development Committee. We believe that the composition of these committees meets the criteria for independence under, and the functioning of these committees comply with the requirements of, the Sarbanes-Oxley Act of 2002, the Nasdaq rules and SEC rules and regulations. We comply with Nasdaq requirements with respect to committee composition of independent directors. Additionally, in 2023 our Board established a Research and Clinical Development Committee to assist the Board in overseeing various scientific matters related to our drug discovery and preclinical and clinical development programs. Each committee has the composition and responsibilities described below. Our Board may from time to time establish other committees.

Audit Committee

The members of our Audit Committee are Messrs. Andreatta, James and Walker. Mr. Andreatta is the chair of our Audit Committee and is our Audit Committee financial expert, as that term is defined under the SEC rules implementing Section 407 of the Sarbanes-Oxley Act of 2002, and possesses financial sophistication, as defined under the rules of Nasdaq. Our Audit Committee oversees our corporate accounting and financial reporting process and assists our Board in monitoring our financial systems. Our Audit Committee also:

•
selects and hires the independent registered public accounting firm to audit our financial statements;
•
helps to ensure the independence and performance of the independent registered public accounting firm;
•
approves audit and non-audit services and fees;
•
reviews financial statements and discusses with management and the independent registered public accounting firm our annual audited and quarterly financial statements and the results of the independent audit and the quarterly reviews;
•
prepares the Audit Committee report that the SEC requires to be included in our annual proxy statement;

•
reviews reports and communications from the independent registered public accounting firm;
•
reviews the adequacy and effectiveness of our internal controls and disclosure controls and procedure;
•
reviews our policies on risk assessment and risk management;
•
identifies, monitors and addresses enterprise risks;
•
reviews related party transactions; and
•
establishes and oversees procedures for the receipt, retention and treatment of accounting related complaints and the confidential submission by our employees of concerns regarding questionable accounting or auditing matters.

Our Audit Committee operates under a written charter which satisfies the applicable rules of the SEC and the listing standards of Nasdaq. A copy of the charter of our Audit Committee is available on our website at http://investor.allakos.com/investor-relations in the “Corporate Governance” section of our Investors webpage. During 2024, our Audit Committee held four meetings. The Board has determined that each of Messrs. Andreatta, James and Walker qualify as independent directors under the Nasdaq corporate governance standards and independence requirements of Rule 10A-3 of the Exchange Act.

Compensation Committee

The members of our Compensation Committee are Dr. Ladd and Mr. Walker. Dr. Ladd is the chair of our Compensation Committee. Our Compensation Committee oversees our compensation policies, plans and benefits programs. The Compensation Committee also:

•
oversees our overall compensation philosophy and compensation policies, plans and benefit programs;
•
reviews and approves or recommends to the Board the compensation-related disclosure that the SEC requires to be included in our annual proxy statement;
•
reviews and approves or recommends to the Board for approval compensation for our executive officers;
•
recommends to the Board for approval compensation for our directors; and
•
administers our equity compensation plans.

Our Compensation Committee operates under a written charter which satisfies the applicable rules of the SEC and the listing standards of Nasdaq. A copy of the charter of our Compensation Committee is available on our website at http://investor.allakos.com/investor-relations in the “Corporate Governance” section of our Investors webpage. During 2024, our Compensation Committee held three meetings. The Board has determined that each of Dr. Ladd and Mr. Walker meet the independence qualifications applicable to members of a Compensation Committee under the Nasdaq corporate governance standards.

Our Compensation Committee has engaged Compensia, Inc. (“Compensia”), as its independent compensation consultant. The Compensation Committee has assessed the independence of Compensia, considering all relevant factors, including those set forth in Rule 10C-1(b)(4)(i) through (vi) under the Exchange Act. Based on this review, the Compensation Committee concluded that there are no conflicts of interest raised and that Compensia is independent. Compensia provides analysis and recommendations to the Compensation Committee regarding:

•
the Company’s pay philosophy, including a review and update of the group peer comparisons;
•
the executive compensation program, including assisting in the development of recommendations covering salary, annual cash incentives and equity compensation;
•
the equity compensation programming, including the development of guidelines to be used for future equity grant cycles, providing overall pool budgeting and modeling and providing updates with regards to long-term incentive trends among peers;

•
the outside director compensation program, including assisting in the development of recommendations covering annual retainers and equity compensation; and
•
the non-executive compensation program and development of salary structure, including short-term incentive guidelines.

Compensia reports to the Compensation Committee and not to management, although Compensia meets with management for purposes of gathering information for its analyses and recommendations.

Corporate Governance and Nominating Committee

The members of our Corporate Governance and Nominating Committee are Dr. Ladd and Mr. James. Mr. James is the chair of our Corporate Governance and Nominating Committee. Our Corporate Governance and Nominating Committee oversees and assists our Board in reviewing and recommending nominees for election as directors. Specifically, the Corporate Governance and Nominating Committee:

•
identifies, evaluates and makes recommendations to our Board regarding nominees for election to our Board and its committees;
•
considers and makes recommendations to our Board regarding the composition of our Board and its committees;
•
reviews developments in corporate governance practices;
•
monitors compliance with our Code of Business Conduct and Ethics, including with respect to actual and potential conflicts of interest of Board members and officers;
•
oversees and evaluates the adequacy of our corporate governance practices and reporting; and
•
evaluates the performance of our Board and of individual directors.

Our Corporate Governance and Nominating Committee operates under a written charter which satisfies the applicable rules of the SEC and the listing standards of Nasdaq. A copy of the charter of our Corporate Governance and Nominating Committee is available on our website at http://investor.allakos.com/investor-relations in the “Corporate Governance” section of our Investors webpage. During 2024, our Corporate Governance and Nominating Committee held two meetings. The Board has determined that each of Dr. Ladd and Mr. James qualify as independent directors under the Nasdaq corporate governance standards.

Research and Clinical Development Committee

The members of our Research and Clinical Development Committee are Drs. Graham and Thomas. Our Research and Clinical Development Committee does not yet have a chair.

Specific responsibilities of our Research and Clinical Development Committee include:

(1)
providing counsel to executive officers of the Company in the area of research and clinical development;
(2)
informing the Board on our research and development strategy, the effectiveness of our research and development function, and emerging scientific trends and activities; and
(3)
assisting the Board in the oversight, evaluation and decision making related to research and development.

Our Research and Clinical Development Committee operates under a written charter and, during 2024 the committee held one meeting. The committee’s charter requires that each member have sufficient scientific, development and/or medical expertise to review and evaluate appropriately the Company’s research and clinical development programs or meet other requirements as may be established by the Board from time to time. The Board has determined that each of Dr. Graham and Dr. Thomas met the qualifications applicable to members under the Committee’s charter.

Compensation Committee Interlocks and Inside Participation

None of the members of our Compensation Committee is or has been an officer or employee of our company. None of our executive officers currently serves, or in the past fiscal year has served, as a member of the Board or Compensation Committee (or other Board committee performing equivalent functions or, in the absence of any such committee, the entire Board) of any entity that has one or more executive officers serving on our Board or Compensation Committee.

Code of Business Conduct and Ethics

We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The code of business conduct and ethics is available on our website at http://investor.allakos.com/investor-relations in the “Corporate Governance” section of our Investors webpage. We intend to disclose any future amendments to such code, or any waivers of its requirements, applicable to any principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions or our directors on our website identified above.

Stock Ownership and Policy on Trading, Pledging and Hedging of Company Stock

Certain transactions in our securities (such as purchases and sales of publicly traded put and call options, and short sales) create a heightened compliance risk or could create the appearance of misalignment between management and stockholders. In addition, securities held in a margin account or pledged as collateral may be sold without consent if the owner fails to meet a margin call or defaults on the loan, thus creating the risk that a sale may occur at a time when an officer or director is aware of material, non-public information or otherwise is not permitted to trade in company securities. Our insider trading policy expressly prohibits, without prior approval from our general counsel or chief financial officer, in consultation with our Board or an independent committee thereof, short sales and derivative transactions of our stock by our officers, directors, employees and agents and their respective affiliates, purchases or sales of puts, calls or other derivative securities of the Company, or hedging transactions. In addition, our insider trading policy expressly prohibits our executive officers, directors, employees and agents and their respective affiliates from borrowing against Company securities held in a margin account, or, pledging our securities as collateral for a loan, in each case without prior approval from our general counsel or chief financial officer, in consultation with our Board or an independent committee thereof.

EXECUTIVE OFFICERS

Our Board chooses our executive officers, who then serve at the discretion of our Board. There is no family relationship between any of the directors or executive officers and any of our other directors or executive officers. The following table sets forth certain information about our executive officers as of December 31, 2024.

Name	Age	Position
Robert Alexander, Ph.D.	55	Chief Executive Officer and Director
Baird Radford	54	Chief Financial Officer
Adam Tomasi, Ph.D.	54	President
Chin Lee, M.D.	55	Chief Medical Officer

Dr. Alexander’s biography is included within the Directors section above.

Baird Radford has served as our Chief Financial Officer since April 2021. Mr. Radford has over 25 years of finance and leadership experience at companies in multiple industries and various stages of growth. Prior to joining us, Mr. Radford served as Senior Vice President of Finance at Aimmune Therapeutics from January 2020 to February 2021, where he led the company’s financial planning, controllership, tax and treasury functions. Prior to working at Aimmune Therapeutics, he served as the Chief Financial Officer at HeartFlow from July 2014 to January 2020, and held senior finance positions at Intuitive Surgical, eBay and PricewaterhouseCoopers. Mr. Radford received his Bachelor of Business Administration from Ohio University.

Adam Tomasi, Ph.D. has served as our President since December 2019. From April 2017 through December 2022, Mr. Tomasi also served as our Chief Operating Officer. From April 2017 to August 2019 and again from December 2020 to April 2021, Mr. Tomasi also served as our Chief Financial Officer. Dr. Tomasi also served as our Secretary from April 2017 until August 2019. He was previously a member of the board of directors of Attune Pharmaceuticals, a private biotechnology company. From August 2013 to January 2015, Dr. Tomasi served as Senior Vice President, Corporate Development of ZS Pharma, and from February 2015 to March 2017, he served as Chief Scientific Officer and Head of Corporate Development of ZS Pharma. Previously, Dr. Tomasi was a Principal at Alta Partners, where he was involved in the funding and development of notable medical technology and life science companies including Chemgenex, Excaliard, Lumena Pharmaceuticals, Achaogen, Immune Design, Allakos and ZS Pharma. Prior to joining Alta Partners, Dr. Tomasi was in the Harvard-MIT Biomedical Enterprise Program where he completed internships as an equity analyst at Lehman Brothers and at MPM Capital. Dr. Tomasi also previously worked as a medicinal chemist with Gilead Sciences and Cytokinetics, where he helped create the cardiovascular drug CK-1827452, which was licensed to Amgen. Dr. Tomasi holds a Bachelor of Science in Chemistry from the University of California, Berkeley, an M.B.A. from the Massachusetts Institute of Technology Sloan School of Management and a Ph.D. in Chemistry from the University of California, Irvine.

Chin Lee, M.D. served as our Chief Medical Officer from February 2024 to January 2025. Dr. Lee previously served as our Executive Vice President of Clinical Development since joining the Company in July 2023 until his promotion to Chief Medical Officer in February 2024. Prior to Allakos, Dr. Lee served as the Chief Medical Officer at Connect Biopharma, a clinical-stage company focused on development of innovative therapies for chronic inflammatory diseases based on T cell-driven research, from March 2022 to August 2023. Dr. Lee also previously served as Vice President, Head of Clinical Science, and Chief Medical Officer at Theravance Biopharma, Inc. from April 2021 to March 2022, Lead Group Medical Director within the Genentech Research & Early Development (gRED) group from January 2018 to April 2021, as well held roles of increasing responsibility within the Immunology Therapeutic Area at Eli Lilly & Co., and the Immunoscience Group at Abbott (now AbbVie). During his time in industry, Dr. Lee has successfully led the submission of global regulatory filings and participated in product commercialization across multiple autoimmune and immunology disease indications. Prior to entering the biopharmaceutical industry, Dr. Lee was on the academic faculty at the Northwestern University Feinberg School of Medicine in the Division of Rheumatology. Dr. Lee received his Bachelor of Science in Biology and an M.D. from the University of North Carolina at Chapel Hill, and an M.P.H. from Northwestern University.

Item 11. Executive Compensation.

Overview

This Executive Compensation Discussion explains our executive compensation program for our NEOs listed below and describes the Compensation Committee’s process for making compensation decisions, including its rationale for specific decisions related to compensation paid to our NEOs in the fiscal year ended December 31, 2024.

Name	Position
Robert Alexander, Ph.D.	Chief Executive Officer and Director
Baird Radford	Chief Financial Officer
Adam Tomasi, Ph.D.	President

Although Allakos qualifies as an “smaller reporting company” as defined by the SEC, which allows us to take advantage of scaled-back disclosure requirements, we are including more extensive narrative in this Executive Compensation Discussion about our executive compensation program in an effort to be more transparent. We are also committed to keeping an open dialogue with our stockholders to help ensure that we have a regular pulse on investor perspectives and continue to adjust our compensation program design to align with our business strategy, leadership talent objectives and investor expectations.

EXECUTIVE SUMMARY

About Our Business and How We Approach Performance-Based Compensation

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

As the biopharmaceutical industry is characterized by a very long product development cycle, including a lengthy research and development period and a rigorous approval phase involving clinical studies and governmental regulatory and marketing approval, many of the traditional benchmarking metrics, such as product sales, revenues and profits are inappropriate for an early-stage biopharmaceutical company such as us. Instead, like many of our peers, the specific performance factors our Compensation Committee considers when determining the compensation of our NEOs include:

(1)
key research and development milestones;
(2)
initiation and progress of preclinical and clinical studies for our product candidates;
(3)
establishment and maintenance of key strategic relationships and new business initiatives, including financings; and
(4)
development of organizational capabilities and managing our growth.

These performance factors are considered by our Board and Compensation Committee in connection with our annual performance reviews described below and are a critical component in the determination of annual cash and equity incentive awards for our executives.

2024 Compensation Highlights and Objectives

Our executive compensation program seeks to incentivize and reward strong corporate performance and is structured using three primary elements: base salary, annual cash incentives, and long-term equity incentives. Each of these compensation elements serves a specific purpose in our compensation strategy. Base salary is an essential component to any market-competitive compensation program, as it provides for a fixed, base amount of compensation for services performed. Annual cash incentives reward the achievement of short-term goals, while long-term incentives drive our NEOs to focus on long-term sustainable stockholder value creation. Based on our performance and consistent with the design of our program, the Compensation Committee made the following executive compensation decisions for fiscal 2024:

Element	Performance Period	Highlights and Objectives
Base Salary	Annual

• Recognizes an individual’s contribution and performance.
• Rewards for the experience, education and criticality to the business.
• Serves as an important retention vehicle.
• Base salary increased by 0% to 3% for NEOs to better align their salaries with market comparators.

Short-Term At-Risk Cash Incentives	Annual

• Rewards achievement of goals directly tied to strategic priorities.
• Bonus payouts depend on the achievement of pre-defined goals and can range from 0% to 150% of target award amounts.
• Cash incentive goals for 2024 included advancement of clinical and pre-clinical programs, and operational goals.
• Based on performance achievements for 2024 corporate goals and individual performance, in December 2024, the Board of Directors determined that annual cash incentive awards were earned at 100% of each NEO’s applicable target bonus, except for Mr. Radford who earned 109% of his target bonus.

Long-Term At-Risk Equity Incentives (stock options and RSUs)	Long-term

• Supports the achievement of strong stock price growth.
• Aligns the interests of executives and stockholders over time.
• Serves as an important retention tool with awards vesting over time tied to continued service.
• Options vest over four years, with a ten-year term.
• In 2022, a substantial portion of the awards to the Company’s NEOs included PSUs that required performance-based milestones be achieved prior to any portion of the PSUs vest. The PSUs were still outstanding as of December 31, 2023 but, as a result of our decision to halt development of lirentelimab in January 2024, the PSUs for our NEOs were cancelled in early 2024 and no longer remain outstanding.

CEO and NEO Pay Mix At-A-Glance

The charts below represent the mix of target total direct compensation of our CEO, Dr. Alexander, in 2024 and 2023. In 2024, over 75% of target total compensation was based on elements (cash incentive bonus and long-term equity incentives) that vary from year to year depending on performance.

The charts below represent the mix of target total direct compensation of our NEOs, excluding the CEO, for fiscal year 2024 and 2023. In 2024, over 65% of target total compensation was based on elements (cash incentive bonus and long-term equity incentives) that vary from year to year depending on performance.

*NEOs other than our CEO

Compensation Governance

The following features of our executive compensation program are designed to align our executive team with stockholder interests and with market best practices:

What We Do	What We Don’t Do
•
Maintain an independent Compensation Committee of the Board;
•
Use an independent compensation consultant;
•
Emphasize variable pay, with a significant portion of target compensation tied to our performance;
•
Responsible use of shares under our long-term equity incentive program;
•
Use relevant peer group pay quantum and design data as a reference point; and
•
Adopted a compensation clawback policy that requires the Company to pursue recovery of incentive compensation paid to certain officers (including the NEOs) in the event of certain financial statement restatements.

•
Guarantee bonuses or base salary increases;
•
Allow hedging or pledging of equity unless pre-approved by our Board;
•
Provide excessive severance payments;
•
Provide significant perquisites; and
•
Provide supplemental executive retirement plans including defined benefit pension or non-qualified deferred compensation plans.

WHAT GUIDES OUR PROGRAMS

Objectives of the Executive Compensation Programs

The goals of our executive compensation programs are to ensure that the interests of our employees, including our NEOs, are aligned with the interests of our stockholders and our business goals, and that the total compensation paid to each of our NEOs is fair, reasonable and competitive.

The guiding principle in the development of our compensation strategy is to create and nurture a pay-for-performance culture, where contributions to enhancing stockholder value have the potential to be matched with appropriate financial rewards. The objectives of our compensation program are to:

•
attract the best and brightest employees;
•
motivate successful execution of our corporate objectives;
•
ensure that, consistent with our pay for performance objectives, broad-based compensation programs are aligned with our corporate objectives that when achieved will promote an increase in value for our stockholders; and
•
ensure retention of key staff.

We provide our NEOs with a significant portion of their compensation through annual cash incentive compensation based upon the achievement of corporate objectives for the year, as well as individual performance metrics. We use equity compensation to incentivize our NEOs to enhance the long-term value of our business. These two elements of executive compensation are aligned with the interests of our stockholders because the amount of compensation ultimately received by the NEO will vary with our corporate and operational performance. Equity compensation additionally derives its value from our stock price performance, which is likely to fluctuate based on our operational performance.

Setting Executive Compensation

Role of the Board, the Compensation Committee and Management

Our Board and the Compensation Committee annually review the compensation for all of our NEOs. In setting executive base salaries and bonuses and granting equity incentive awards, our Board and the Compensation Committee, as the case may be, consider compensation for comparable positions in the market and our peer group (as described below), input from the Compensation Committee’s independent compensation consultant and from Drs. Alexander and Tomasi, the qualifications, experience and historical compensation levels of our NEOs, individual performance as compared to our expectations and objectives, our desire to motivate our employees to achieve short- and long-term results that are in the best interests of our stockholders, and a long-term commitment to the Company.

Taking into account the factors noted above, our Compensation Committee then approves, or recommends to the Board for approval, the compensation for each NEO. Drs. Alexander and Tomasi work closely with our Board and Compensation Committee in managing our executive compensation program, may attend meetings of the Compensation Committee, and may make recommendations to the Compensation Committee regarding compensation of our executive officers (including their own). Compensation determinations for our NEOs are made by our Compensation Committee or Board without members of management present. The Board makes decisions with respect to Dr. Alexander based on recommendations from the Compensation Committee outside the presence of Dr. Alexander.

Role of the Compensation Consultant

We develop our compensation programs after reviewing publicly available compensation data and subscription survey data for our peer group, provided by Radford, a business unit of Aon plc (“Radford”), among other sources. For 2024, our Compensation Committee retained Compensia, as its independent compensation consultant, to advise on executive compensation matters including: overall compensation program design (including the design of our performance-based equity award program), annual updates to our peer group, and benchmarking executive officer and board of director compensation programs. Compensia reports directly to our Compensation Committee. Our Compensation Committee has assessed the independence of Compensia consistent with Nasdaq listing standards and has concluded that the engagement of Compensia does not raise any conflicts of interest.

Use of Market Compensation Benchmarks

Due to the nature of our business, we compete for executive talent with many public companies that are larger and more established than we are or that possess greater resources than we do, and with smaller private companies that may be able to offer greater equity compensation potential. Our Compensation Committee considers market data for both the annual cash compensation opportunities and the annual long-term incentive compensation opportunities for our NEOs based on the 50th percentile and the 75th percentile of our peer group, with the Compensation Committee using its own experience and judgment, including a consideration of market factors and industry survey data and other recommendations provided by Compensia, the experience level of the executive and the executive’s performance against established Company goals, in determining each executive officer’s base salary, short-term cash incentive plan and long-term incentive compensation opportunities.

In evaluating the total target compensation (cash and equity) of our NEOs, our Compensation Committee establishes a peer group of publicly traded companies in the biopharmaceutical and biotechnology industries that is selected based on a balance of the following criteria:

•
companies whose industry, geography, number of employees, stage of development and market capitalization are similar, at the time of the evaluation, though not necessarily identical, to ours;
•
companies with similar executive positions to ours;
•
companies against which we believe we compete for executive talent; and
•
public companies based in the United States (“U.S.”) whose compensation and financial data are available in proxy statements or through widely available compensation surveys.

Due to the Company’s clinical trial results expected to be released around January 2024, the Compensation Committee in October 2023 conditionally approved two peer groups in order to allow the Compensation Committee to better align the Company’s peer group to the Company’s market capitalization and stage of development subsequent to the clinical trial results announcement. Based on these criteria, and after the clinical trial results announced in January 2024, the peer group utilized for our 2024 compensation analysis included the following companies:

Annexon, Inc.	Gossamar Bio, Inc.	Omeros Corporation
Astria Therapeutics, Inc.	Inozyme Pharma, Inc.	Outlook Therapeutics, Inc.
BioAtla, Inc.	Kodiak Sciences Inc.	Pieris Pharmaceuticals, Inc.
Corvus Pharmaceuticals, Inc.	Larimar Therapeutics, Inc.	PMV Pharmaceuticals, Inc.
CytomX Therapeutics, Inc.	Mersana Therapeutics, Inc.	Pyxis Oncology, Inc.
Evelo Biosciences, Inc.	NGM Biopharmaceuticals Inc.	Stoke Therapeutics, Inc.
Fulcrum Therapeutics, Inc.

The following companies were part of the selected comparable companies for purposes of making compensation decisions for 2023 but were excluded from the peer group utilized for fiscal 2024 compensation as they no longer met the selection criteria: Alector, Inc., Allogene Therapeutics, Inc., AnaptysBio, Inc., Celldex Therapeutics, Inc., Cogent Biosciences, Inc., Immunovant, Inc., Kiniksa Pharmaceuticals, Ltd., Piant Therapeutics, Inc., and Tricida, Inc.

The Compensation Committee added: Astria Therapeutics, Inc., BioAlta, Inc., Corvus Pharmaceuticals, Inc., CytomX Therapeutics, Inc. Inozyme Pharma, Inc., Larimar Therapeutics, Inc., NGM Biopharmaceuticals, Inc., Pieris Pharmaceuticals, Inc. (merged with Palvella Therapeutics, Inc., Pyxis Oncology, Inc., and Stroke Therapeutics, Inc., each of which satisfied all of the targeted criteria described above.

2024 Executive Compensation Program In Detail

2024 Base Salary

We provide base salaries to our NEOs to compensate them with a fair and competitive base level of compensation for services rendered during the year.

Effective January 1, 2024, our Compensation Committee approved base salary adjustments for each of our then-serving NEOs to better align their salaries with market comparators. The table below sets forth the adjustments to base salary for each of our NEOs:

Name	2023 Base Salary ($)	2024 Base Salary ($)	% Increase over 2023
Robert Alexander, Ph.D.	805,460	805,460	0%
Baird Radford	494,400	509,232	3%
Adam Tomasi, Ph.D.	709,670	709,670	0%

Annual At-Risk Cash Incentive Program

The Compensation Committee has historically met around the end of each year to review the achievements against that year’s pre-defined corporate goals and develop the pre-defined goals for the upcoming year. The 2024 annual cash incentive plan provided our NEOs the opportunity to earn a performance-based annual cash bonus. Actual bonus payouts depend on the achievement of pre-defined goals and can range from 0% to 150% of target award amounts. Each NEO has a target bonus opportunity, defined as a percentage of their annual base salary, that is determined based on peer group data and is considered in the determination of the amount of bonus payable, if any, to each individual. The final bonus payment of each NEO for 2024 was determined by our Board based on an objective review of both Company and individual performance.

2024 Goals and Results

For 2024, our Board pre-defined the following strategic goals, which we believe drive long-term stockholder value and were intended to be reasonably challenging to achieve:

Corporate Goals	Weighting	Assessment Results / Achievements	Payout
Clinical and pipeline development	70%	All required milestones met	70%
Manufacturing and operational initiatives	30%	All manufacturing and operational initiatives were achieved	30%
Total	100%		100%

Based on the evaluation by the Compensation Committee, all of the pre-defined goals were met and cash incentive bonuses for our NEOs for 2024 were determined to be payable at 100% of target levels for Drs. Alexander and Tomasi and at 109% of target level for Mr. Baird due to the achievement of additional individual goals.

2024 Annual Cash Incentive Award Payouts

The cash incentive bonus targets as a percentage of base salary for 2024 are listed in the table below. The bonus target percentages did not change from 2023 to 2024. The 2024 target cash incentive bonus amounts in dollars, the actual cash incentive bonus amounts paid to our NEOs with respect to 2024 and the actual 2024 cash incentive bonus amounts paid as a percentage of the 2024 bonus targets are set forth in the table below.

Name	2024 Target Award Opportunity (% of 2024 Base Salary)	2024 Target Cash Incentive Award Opportunity ($)	2024 Cash Incentive Award Payment ($)(1)	2024 Actual Cash Incentive Award Payment (% of 2024 Target Cash Incentive Award Opportunity)
Robert Alexander, Ph.D.	85%	684,641	684,641	100%
Baird Radford	45%	229,154	250,000	109%
Adam Tomasi, Ph.D.	60%	425,802	425,802	100%

(1)
The 2024 Cash Incentive Award Payments to the NEOs were paid in January 2025.

Long-Term Equity Incentive Compensation Program

The market for qualified and talented executives in the biopharmaceutical industry is highly competitive and we compete for talent with many companies that have greater resources than we do. Accordingly, we believe equity compensation is a crucial component of any competitive executive compensation package we offer.

2024 Annual Equity Grants

For 2024 annual equity grants, the Compensation Committee approved target long-term equity incentives in the form of stock options for all NEOs in order to focus our NEOs on the achievement of strong stock price growth and align their interests with those of our stockholders, while also encouraging their retention. The table below shows the target annual long-term incentive award values granted for fiscal 2024:

	2024 Stock Options
Name	# of Units	Grant Date Fair Value ($)	Total Target Award Value ($)
Robert Alexander, Ph.D.	2,000,000	$1,969,298	$1,969,298
Baird Radford	900,000	$886,184	$886,184
Adam Tomasi, Ph.D.	1,200,000	$1,181,579	$1,181,579

Award amounts for stock options were determined based on the closing price of our common stock on the date of grant on February 16, 2024, which was $1.25.

The stock options granted in 2024 vest as to 25% of the award on February 16, 2025, and the remainder of the award is scheduled to vest in 36 equal installments each month thereafter, so long as the NEO continues as a service provider through each applicable vesting date.

With respect to the PSUs that were granted to NEOs in 2022, and as disclosed in the 2023 proxy statement, 100% of the PSUs were to vest upon the first completion of any of the Company’s Phase 2 or Phase 3 studies of lirentelimab that meets its primary endpoints (other than the Company’s eosinophilic duodenitis-only study, which was commenced in 2021). As a result of our decision to halt development of lirentelimab in January 2024, the PSUs for our NEOs were cancelled and no longer remain outstanding.

OTHER COMPENSATION PRACTICES, POLICIES & GUIDELINES

Benefits and Other Compensation

Other compensation to our executives consists primarily of the broad-based benefits we provide to all full-time employees, including medical, dental and vision insurance, medical and dependent care flexible spending accounts, group life and disability insurance, an employee stock purchase plan and a 401(k) plan. NEOs are eligible to participate in all our employee benefit plans, in each case on the same basis as other employees. Pursuant to our 2018 Employee Stock Purchase Plan (the “2018 ESPP”), employees, including our NEOs, have an opportunity to purchase our common stock at a discount on a tax-qualified basis through payroll deductions. The 2018 ESPP is designed to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code (the “Code”). The purpose of the 2018 ESPP is to encourage our employees, including our NEOs, to become our stockholders and better align their interests with those of our other stockholders.

Our tax-qualified 401(k) plan provides eligible employees with an opportunity to save for retirement on a tax-advantaged basis. All participants’ interests in their contributions are 100% vested when contributed. Pre-tax or after-tax (Roth) contributions are allocated to each participant’s individual account and are then invested in selected investment alternatives according to each participant’s directions. The retirement plan is intended to qualify under Section 401(a) of the Code. All eligible and participating employees receive a 401(k) match of 100% on pre-tax contributions, up to the first 3% of eligible compensation, and an additional match of 50% on incremental pre-tax contributions, up to 5% of eligible compensation.

Currently, we do not view perquisites or other personal benefits as a significant component of our executive compensation program. Accordingly, we do not provide perquisites to our NEOs, except in situations where we believe it is appropriate to assist an individual in the performance of his or her duties, to make them more efficient and effective, and for recruitment and retention purposes. In the future, we may provide perquisites or other personal benefits in limited circumstances, such as where we believe it is appropriate to assist an individual NEO in the performance of his or her duties, to make him or her more efficient and effective, and for recruitment, motivation or retention purposes.

We do not offer any defined benefit pension plans or nonqualified defined compensation arrangements for our employees, including our NEOs.

Severance and Change in Control Benefits

Each NEO is entitled to receive severance benefits under the terms of his amended offer letter, in the case of Drs. Alexander and Tomasi, or under our standard change in control and severance policy (“Severance Policy”), in the case of Mr. Radford, upon either termination by us without cause or a resignation by the NEO for good reason. We provide these severance benefits in order to provide an overall compensation package that is competitive with that offered by the companies with whom we compete for executive talent. Additionally, severance benefits allow our executives to focus on our objectives without concern for their employment security in the event of a termination.

The severance benefits provided upon a qualifying termination of a NEO’s employment in connection with a change in control are higher than severance benefits provided under other qualifying termination events, which is consistent with market practice. The Compensation Committee approved these enhanced severance and change in control benefits because it considers maintaining a stable and effective management team to be important to protecting and enhancing the best interests of the Company and its stockholders. To that end, the Compensation Committee recognizes that the possibility of a change in control may exist from time to time, and that this possibility, and the uncertainty and questions it may raise among management, could result in the departure or distraction of management to the detriment of the Company and its stockholders. Accordingly, the enhanced severance benefits have been put in place to encourage the attention, dedication and continuity of members of our management team to their assigned duties without the distraction that may arise from the possibility or occurrence of a change in control and concern for their employment security in the event of a termination. The Compensation Committee took into account the same factors in agreeing to a provision providing for the single trigger vesting upon a change in control of all then outstanding equity awards held by each of Drs. Alexander and Tomasi in their offer letters, and also in agreeing to provide a gross up payment for excise taxes that Drs. Alexander and Tomasi may incur upon a change in control under Sections 280G and 4999 of the Code under certain circumstances in their offer letters. In each case, the Compensation Committee determined that providing the single trigger vesting and the excise tax gross up was critical in persuading the NEO to join us.

EXECUTIVE OFFICER AND DIRECTOR COMPENSATION

Executive Officer Compensation

Summary Compensation Table for Fiscal Year 2024

The following table sets forth the total compensation awarded to, earned by and paid during the fiscal years ended December 31, 2024, 2023 and 2022 for each of our NEOs.

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)(3)	Total ($)
Robert Alexander, Ph.D	2024	805,460	—	1,969,298	684,641	15,060	3,474,459
Chief Executive Officer	2023	805,460	2,171,340	2,623,519	684,641	14,466	6,299,426
	2022	782,000	5,907,245	—	664,700	13,460	7,367,405
Baird Radford (4)	2024	509,232	—	886,184	250,000	15,060	1,660,476
Chief Financial Officer	2023	494,400	911,808	1,101,693	222,480	14,466	2,744,847
	2022	480,000	2,651,705	—	216,000	13,460	3,361,165
Adam Tomasi, Ph.D	2024	709,670	—	1,181,579	425,802	15,060	2,332,111
President	2023	709,670	1,411,178	1,705,059	425,802	14,466	4,266,175
	2022	689,000	3,839,710	—	413,400	13,460	4,955,570

(1)
The amounts disclosed represent the aggregate grant date fair value of stock option, RSU and PSU awards as calculated in accordance with the provisions of ASC 718 without regard to forfeitures and probable outcome at the date of grant for the PSUs. The assumptions used in calculating the grant date fair value of the award disclosed in this column can be found in Note 2 and Note 10 to our audited financial statements for the year ended December 31, 2024, included in our Annual Report on Form 10-K filed with the SEC on March 12, 2025. The value of the PSUs at the grant date assuming the highest level of performance at the grant date was $8,438,620 for Dr. Alexander, $1,325,853 for Mr. Radford, and $5,460,781 for Dr. Tomasi; these PSUs were cancelled in early 2024.
(2)
All non-equity incentive plan compensation payments were made by the Board based on objective measures the performance of the company, as a whole, and each of the NEOs, as individuals, against predefined short-term corporate objectives established for the period being evaluated as described under the heading “Annual At-Risk Cash Incentive Program” above. The approved payouts associated with 2024 non-equity incentive plan compensation were made in January 2025.
(3)
The amounts reported in this column include the dollar value of employer 401(k) matching contributions paid to each participating named officer. In 2024, this amount was $15,060 for each of our NEOs.

Grants of Plan-Based Awards in Fiscal Year 2024

The following table shows information regarding grants of plan-based awards during the fiscal year ended December 31, 2024 to the Company’s NEOs.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	All Other Option Awards (# Shares)(2)	Exercise or Base Price of Option Awards ($/share)	Grant Date Fair Value of Awards ($)(3)
Robert Alexander, Ph.D.	2/16/2024				2,000,000	$1.25	1,969,298
	Cash Incentive	—	684,641	1,026,962
Baird Radford	2/16/2024				900,000	$1.25	886,184
	Cash Incentive	—	222,598	342,897
Adam Tomasi, Ph.D.	2/16/2024				1,200,000	$1.25	1,181,579
	Cash Incentive	—	425,802	638,703

(1)
Actual amounts paid under our annual bonus program were based on our Compensation Committee and Board of Director’s review and evaluation of corporate performance in December 2023 and are included in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table.
(2)
Stock options subject to service-based vesting criteria established by the Board or Compensation Committee and described in the footnotes to the Outstanding Equity Awards at Fiscal Year-End table below.
(3)
Amounts represent the grant date fair value of the NEO’s stock options calculated in accordance with ASC 718 without regard to forfeitures. The assumptions used in calculating the grant date fair value of the award disclosed in this column can be found in Note 2 and Note 10 to our audited financial statements for the year ended December 31, 2024 included in our Annual Report on Form 10-K filed with the SEC on March 12, 2025.

Outstanding Equity Awards at Fiscal 2024 Year-End

The following table presents information regarding all outstanding equity awards held by each of our NEOs as of December 31, 2024.

			Option Awards				Stock Awards
			Number of Securities Underlying Unexercised Options
Name	Grant Date (1)		Exercisable (#)	Unexercisable (#)	Option Exercise Price ($)(2)	Option Expiration Date	Number of Shares or Units of Stock Not Vested (#)	Market Value of Shares or Units of Stock Not Vested ($)
Robert Alexander, Ph.D.	2/16/2024	(3)		2,000,000	$1.25	2/16/2034
	1/6/2023	(4)	221,530	240,795	$7.20	1/6/2033	169,636	205,260
	2/25/2022	(5)					165,414	200,151
	12/1/2021	(6)					12,921	15,634
	10/9/2018	(7)	250,000	—	$35.28	10/9/2028
	5/15/2018	(8)	306,960	—	$4.31	5/15/2028
	1/27/2018	(9)	290,022	—	$4.01	1/27/2028
	5/17/2017	(10)	912,500	—	$0.69	5/17/2027
Baird Radford	2/16/2024	(3)		900,000	$1.25	2/16/2034
	1/6/2023	(4)	93,027	101,117	$7.20	1/6/2033	71,235	86,194
	2/25/2022	(5)					74,253	89,846
	12/1/2021	(6)					6,064	7,337
	4/19/2021	(11)	25,300	2,300	$105.16	4/19/2031	2,138	2,587
Adam Tomasi, Ph.D.	2/16/2024	(3)		1,200,000	$1.25	2/16/2034
	1/6/2023	(4)	143,975	156,496	$7.20	1/6/2033	110,249	133,401
	2/25/2022	(5)					107,519	130,098
	12/1/2021	(6)					8,341	10,093
	10/9/2018	(7)	125,000	—	$35.28	10/9/2028
	5/15/2018	(8)	88,036	—	$4.31	5/15/2028
	1/27/2018	(9)	145,011	—	$4.01	1/27/2028
	5/17/2017	(10)	486,400	—	$0.69	5/17/2027

(1)
The outstanding options to purchase shares of our common stock and RSUs were granted pursuant to the 2018 EIP and 2012 EIP (as defined below). These awards are subject to vesting acceleration under certain circumstances as described under “Potential Payments upon Termination or Change in Control” and “Agreements with NEOs” below.
(2)
The exercise price of each stock option is equal to the fair market value of a share of our common stock on the date of grant. Prior to our initial public offering on July 19, 2018, the fair market value of a share of our common stock on the date of grant was determined by our Board. Since our initial public offering on July 19, 2018, the fair market value of a share of our common stock equals the closing price of our common stock on Nasdaq on the date of grant.
(3)
The option award granted on February 16, 2024 vested as to one-fourth of the shares on February 16, 2025, and one forty-eighth of the total shares subject to the option award vests each month thereafter, subject to continued service with us through each applicable vesting date.
(4)
The option award granted on January 6, 2023 vested as to one-fourth of the shares on January 6, 2024, and one forty-eighth of the total shares subject to the option award vests each month thereafter, subject to continued service with us through each applicable vesting date. The RSU award granted on January 6, 2023 vested as to one-fourth of the shares on March 1, 2024, and one-sixteenth of the total shares subject to the award vests each three-month period thereafter, subject to continued service with us through each applicable vesting date.

(5)
The RSU award granted on February 25, 2022 vested as to one-fourth of the shares on March 1, 2023, and one-sixteenth of the total shares subject to the award vests each three-month period thereafter, subject to continued service through each applicable vesting date.
(6)
The RSU award granted on December 1, 2021 vested as to one-fourth of the shares on December 1, 2022, and one-sixteenth of the total shares subject to the award vests each three-month period thereafter, subject to continued service with us through each applicable vesting date.
(7)
The option award granted on October 9, 2018 vested as to one-fourth of the shares on October 9, 2019, and one forty-eighth of the total shares subject to the option award vested each month thereafter, subject to continued service through each applicable vesting date.
(8)
The option award granted on May 15, 2018 vested as to one-fourth of the shares on May 15, 2019, and one forty-eighth of the total shares subject to the option award vested each month thereafter, subject to continued service through each applicable vesting date.
(9)
The option award granted on January 27, 2018 vested as to one-fourth of the shares on April 1, 2018, and one forty-eighth of the total shares subject to the option award vested each month thereafter, subject to continued service through each applicable vesting date.
(10)
The option award granted on May 17, 2017 is subject to an early exercise provision and was immediately exercisable. The option award vested as to one-fourth of the shares on April 3, 2018, and one forty-eighth of the total shares subject to the option award vested each month thereafter, subject to continued service with us through each applicable vesting date.
(11)
The option award granted on April 19, 2021 vested as to one-fourth of the shares on April 19, 2022, and one forty-eighth of the total shares subject to the option award vest each month thereafter, subject to continued service with us through each applicable vesting date. The RSU award granted on April 19, 2021 vested as to one-fourth of the shares on June 1, 2022, and one-sixteenth of the total shares subject to the award vesting each three-month period thereafter, subject to continued service with us through each applicable vesting date.

Equity Incentive Plans

Our 2012 Equity Incentive Plan (the “2012 EIP”) permitted the grant of incentive stock options to our employees and our subsidiary corporations’ employees, and the grant of nonstatutory stock options, stock appreciation rights, restricted stock and RSUs to our employees, directors and consultants and our subsidiary corporations’ employees and consultants. The 2012 EIP terminated in connection with our initial public offering in July 2018 but continues to govern outstanding awards granted thereunder.

Our 2018 Equity Incentive Plan (the “2018 EIP”) provides for the grant of incentive stock options to our employees and any of our subsidiary corporations’ employees, and for the grant of nonstatutory stock options, restricted stock, RSUs, stock appreciation rights, performance units and performance shares to our employees, directors and consultants and our subsidiary corporations’ employees and consultants. Our Compensation Committee (or our Board if it is acting as the administrator of the 2018 EIP) makes all determinations deemed necessary or advisable for administering the 2018 EIP, including but not limited to, selecting the service providers to whom awards may be granted, determining the number of shares covered by each award, approving forms of award agreements for use under the 2018 EIP, determining the terms and conditions of awards (including, but not limited to, the exercise price, the time or times at which awards may be exercised, any vesting acceleration or waiver or forfeiture restrictions and any restriction or limitation regarding any award or the shares relating thereto).

Potential Payments upon Termination or Change in Control

Our 2012 EIP and our 2018 EIP provide that in the event of a merger or change in control, as defined under the respective plans, each outstanding award will be treated as the Compensation Committee (or Board, if acting as the administrator of the applicable plan) determines, without requiring a participant’s consent. The administrator is not required to treat all awards, all awards held by a participant or all awards of the same type, similarly.

If a successor corporation does not assume or substitute for any outstanding award, then the participant will fully vest in and have the right to exercise all of his or her outstanding options and stock appreciation rights, all restrictions on restricted stock and RSUs will lapse, and for awards with performance-based vesting, all performance goals or other vesting criteria will be deemed achieved at 100% of target levels and all other terms and conditions met. If an option or stock appreciation right is not assumed or substituted in the event of a change in control, the administrator will notify the participant in writing or electronically that such option or stock appreciation right will be exercisable for a period of time determined by the administrator in its sole discretion and the option or stock appreciation right will terminate upon the expiration of such period.

Agreements with NEOs

Offer Letters

On July 6, 2018 we entered into an amended offer letter with each of Drs. Alexander and Tomasi, and on April 15, 2021, we entered into an offer letter with Mr. Radford. The officers are employed “at will” so may be terminated by us or the executive officer at any time. The severance and change in control and severance protections available to each of our NEOs are described in detail below.

Change in Control and Severance Policy

Other than Drs. Alexander and Tomasi whose agreements are described further below, we adopted the Severance Policy for Mr. Radford and certain other key employees.

Under the Severance Policy, if we terminate an eligible executive other than for “cause,” death or “disability” or they resign for “good reason”, in each case, during the period beginning upon a “change in control”, such terms as defined in the Severance Policy, and ending 24 months following the change in control, such period referred to as the “change in control period”, they will be eligible to receive the following severance benefits (less applicable tax withholdings): (i) a lump sum cash amount equal to 12 months of their then-current annual base salary (or if they resign for good reason based on a material reduction in base salary, then their annual base salary in effect immediately prior to such reduction) or if greater, at the level in effect immediately before the change in control, (ii) a lump sum cash amount equal to 100% of their then-current target annual bonus opportunity, (iii) 100% of their then outstanding and unvested equity awards will become fully vested and exercisable, if applicable, and any applicable performance goals will be deemed achieved at 100% of target levels, and (iv) payment or reimbursement of continued health coverage for them and their dependents under COBRA for a period of up to 12 months, or a taxable lump sum payment in lieu of such payment or reimbursement, as applicable.

Further, under the Severance Policy, if they are terminated other than for cause, death or disability outside the change in control period, they will be eligible to receive the following severance benefits (less applicable tax withholding): (i) a lump sum cash amount equal to 9 months of their then-current annual base salary, (ii) a lump sum cash amount equal to a pro rata portion of their then-current target annual bonus opportunity and (iii) payment or reimbursement of continued health coverage for them and their dependents for a period of up to 9 months, or a taxable lump sum payment in lieu of such payment or reimbursement, as applicable.

To receive any severance benefits under the Severance Policy, they must sign and not revoke our standard separation agreement and release of claims within the timeframe set forth in the Severance Policy.

If any of the payments provided for under the Severance Policy or otherwise payable would constitute “parachute payments” within the meaning of Section 280G of the Code and would be subject to the related excise tax under Section 4999 of the Code, then they will be entitled to receive either full payment of benefits or such lesser amount which would result in no portion of the benefits being subject to the excise tax, whichever results in the greater amount of after-tax benefits. The Severance Policy does not require us to provide any tax gross-up payments.

In addition to Mr. Radford’s participation in the Severance Policy, pursuant to his offer letter, 100% of the total number of shares subject to Mr. Radford’s stock options or other stock awards will immediately vest as of the date immediately preceding the change in control, subject to Mr. Radford continuing as a service provider through such date.

Drs. Alexander and Tomasi are not participants in the Severance Policy, but are eligible to receive potential termination or change in control payments and benefits pursuant to their amended offer letters dated July 6, 2018.

Agreements with Drs. Alexander and Tomasi – Change in Control and Severance Provisions

Dr. Alexander’s and Dr. Tomasi’s amended offer letters with us provide that in the event that:

•
a “change in control”, as defined in Dr. Alexander’s and Dr. Tomasi’s amended offer letters, occurs, 100% of the total number of shares subject to Dr. Alexander’s and Dr. Tomasi’s company options or other stock awards will immediately vest as of the date immediately preceding the change in control, subject to his continued employment through such date;
•
during the period commencing 3 months before a change in control and ending upon a change in control, such period referred to as the pre-change in control period, Dr. Alexander’s or Dr. Tomasi’s employment is terminated (i) by us without cause, (ii) due to his death or disability or (iii) by him for good reason, then 100% of the total number of shares subject to his company options or other stock awards that have not vested will immediately vest and become exercisable; and
•
Dr. Alexander’s or Dr. Tomasi’s employment is terminated by us without cause (and other than due to his death or disability) or by him for good reason, in either case, outside the pre-change in control period, then the total number of shares subject to his company options or other stock awards that have not vested but would have vested if he had remained employed on the first anniversary of the date of his termination will immediately vest and become exercisable.

To receive the vesting acceleration benefits above that require a qualifying termination of Dr. Alexander’s or Dr. Tomasi’s employment, he must timely sign and not revoke a separation agreement and release of claims in our favor.

Each of Dr. Alexander’s and Dr. Tomasi’s amended offer letters provides that his existing company stock options and any future company stock options granted to him by us that are vested and outstanding on the date of termination will continue to be exercisable for a period of 24 months (or such longer period as provided in the company equity plan under which the applicable option was granted) after the earlier of: his termination of employment due to his death or “disability”, as defined in the applicable company equity plan, or his termination of employment by us other than for “cause”, death or “disability” or by him for “good reason”, each such term as defined in Dr. Alexander’s and Dr. Tomasi’s amended offer letter, subject to earlier termination under the terms of the applicable company equity plan, except no company option of his will be exercisable after its expiration date.

Under each of Dr. Alexander’s and Dr. Tomasi’s amended offer letters, if we terminate his employment other than for cause, death or disability or he resigns for good reason, in each case, during the period beginning upon a change in control and ending 24 months after the change in control, such period referred to as the post-change in control period, he will be eligible to receive the following severance benefits (less applicable tax withholdings): (i) a lump sum cash amount equal to 24 months of his then-current annual base salary, (ii) a lump sum cash amount equal to 200% of his then-current target annual bonus opportunity and (iii) reimbursement of continued health coverage for him and his eligible dependents under the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended, or COBRA, for a period of up to 24 months, or a taxable lump sum payment in lieu of such reimbursement.

Further, under Dr. Alexander’s and Dr. Tomasi’s amended offer letters, if his employment is terminated by us other than for cause, death or disability or by him for good reason outside the post-change in control period, he will be eligible to receive the following severance benefits (less applicable tax withholding): (i) continuation of his then-current annual base salary for 12 months following his termination date (ii) a lump sum cash amount equal to a pro rata portion of his then-current target annual bonus opportunity and (iii) reimbursement of continued health coverage for him and his eligible dependents for a period of up to 12 months, or a taxable lump sum payment in lieu of such reimbursement.

To receive any of the severance benefits described above, Dr. Alexander and Dr. Tomasi must timely sign and not revoke a separation agreement and release of claims in our favor.

Finally, Dr. Alexander’s and Dr. Tomasi’s amended offer letters provide that:

•
if any severance or other benefits payable to Dr. Alexander or Dr. Tomasi constitute “parachute payments” within the meaning of Section 280G of the Code and could be subject to the related excise tax under Section 4999 of the Internal Revenue Code, he would be entitled to receive either full payment of benefits or such lesser amount (except such reduction will not exceed $50,000 of the full amount), whichever would result in his receipt in the greater amount of after-tax benefits;
•
if any portion of the severance or other benefits provided will be subject to the excise tax imposed by Section 4999 of the Code after applying the process in the paragraph above, he will receive a payment from us equal to the sum of (i) the amount sufficient to pay such excise tax, and (ii) the amount sufficient to pay the excise tax, employment tax, and federal and state income taxes arising from the payment described in this sentence; and
•
in the event that Dr. Alexander and Dr. Tomasi remain employed on the date of a change in control, they agree to remain employed with the buyer, upon its request, for 90 days following the change in control.

Estimated Payment and Benefits Upon Termination or Change of Control

The amount of compensation and benefits payable to each NEO under our current employment arrangements in various termination and change in control situations has been estimated in the tables below. The value of the equity vesting acceleration was calculated for each of the tables below based on the assumption that the change in control and the NEO’s employment termination occurred on December 31, 2024. The per share closing price of the Company’s stock on Nasdaq as of December 31, 2024 was $1.21, which was used as the value of a share of the Company’s stock in the change in control for the calculations below. The value of the option vesting acceleration was calculated by multiplying the number of shares underlying unvested options subject to vesting acceleration as of December 31, 2024, by the difference between the per share closing price of the Company’s stock as of December 31, 2024, and the per share exercise price for such shares underlying unvested options. The value of restricted stock unit vesting acceleration was calculated by multiplying the number of unvested RSUs subject to vesting acceleration as of December 31, 2024, by the per share closing price of the Company’s stock as of December 31, 2024.

Robert Alexander, Ph.D.

The following table describes the potential payments and benefits upon employment termination for Dr. Alexander, as if his employment terminated as of December 31, 2024.

Executive Benefits and Payment upon Termination	Termination by Company without Cause or Resignation for Good Reason Not in Connection with a Change in Control ($)	Termination by Company due to Death or Disability ($)	Termination by Company without Cause or Resignation for Good Reason within 24 Months Following a Change in Control ($)
Compensation:
Cash Severance Benefits (1)	1,490,101	—	2,980,202
Acceleration of Equity Awards (2)(3)	266,980	421,045	421,045
Health Care Continuation (4)	63,887	—	127,773
Total	1,820,968	421,045	3,529,020

(1)
With respect to a termination by the Company without Cause or a resignation for Good Reason (a “qualifying termination”) that is not within the 24 month period following a change in control (as defined in Dr. Alexander’s amended offer letter), cash severance benefits include 12 months of base salary continuation payments and the pro rata portion of Dr. Alexander’s target annual bonus opportunity for 2024 (which is shown as 100% of the target bonus opportunity based on a December 31, 2024 termination date). With respect to a qualifying termination within 24 months following a change in control, cash severance benefits include a lump sum cash amount equal to 24 months of Dr. Alexander’s base salary, an additional lump sum cash amount equal to 200% of Dr. Alexander’s target annual bonus opportunity for 2024 and the amount of the 280G excise tax gross up that would be payable by us to Dr. Alexander assuming for this purpose that a change in control occurred on December 31, 2024 and his employment terminated due to a qualifying termination on the same date.
(2)
Upon a qualifying termination at any time other than during the three-month period prior to a change in control, Dr. Alexander will become vested in the total number of stock options and RSUs that have not vested but would have vested if he had remained employed on the first anniversary of the date of his termination. In the event of a change in control or a qualifying termination during the three-month period prior to a change in control, 100% of the total number of shares subject to Dr. Alexander’s stock options and RSUs will immediately vest as of the date immediately preceding the change in control or the date of the qualifying termination, as applicable.
(3)
Upon termination due to death or disability (as defined in Dr. Alexander’s amended offer letter) during the three-month period prior to a change in control, 100% of the total number of shares subject to Dr. Alexander’s stock options and RSUs will immediately vest as of the date of such termination. If the termination due to death or disability does not occur within the three-month period prior to a change in control, no accelerated vesting will occur as a result of such termination and Dr. Alexander is not entitled to any other severance benefits on a termination due to death or disability.
(4)
Amounts in this column reflect the cost of providing reimbursement of continued health coverage for Dr. Alexander and his eligible dependents under COBRA for 12 months following a qualifying termination if such termination is not within the 24-month period following a change in control or for 24 months following a qualifying termination if such termination is within the 24-month period following a change in control.

Baird Radford

The following table describes the potential payments and benefits upon employment termination for Mr. Radford, as if his employment terminated as of December 31, 2024.

Executive Benefits and Payment upon Termination	Termination by Company without Cause or Resignation for Good Reason Not in Connection with a Change in Control ($)	Termination by Company without Cause or Resignation for Good Reason within 24 Months Following a Change in Control ($)
Compensation:
Cash Severance Benefits (1)	611,078	738,386
Acceleration of Equity Awards (2)	—	185,965
Health Care Continuation (3)	47,915	63,887
Total	658,993	988,238

(1)
With respect to a termination by the Company without Cause or a resignation for Good Reason (a "qualifying termination") that is not within the 24 month period following a change in control (as defined in Mr. Radford’s offer letter), cash severance benefits includes a lump sum payment equal to nine months of base salary payments and the pro rata portion of Mr. Radford’s target annual bonus opportunity for 2024 (which is shown as 100% of the target bonus opportunity based on a December 31, 2024 termination date). With respect to a qualifying termination within 24 months following a change in control, cash severance benefits include a lump sum cash amount equal to 12 months of Mr. Radford’s base salary and an additional lump sum cash amount equal to 100% of Mr. Radford’s target annual bonus opportunity for 2024.
(2)
In the event of a change in control, 100% of the total number of shares subject to Mr. Radford’s stock options and RSUs will immediately vest as of the date immediately preceding the change in control.
(3)
Amounts in this column reflect the cost of providing reimbursement of continued health coverage for Mr. Radford and his eligible dependents under COBRA for 9 months following a qualifying termination if such termination is not within the 24 month period following a change in control or for 12 months following a qualifying termination if such termination is within the 24 month period following a change in control.

Adam Tomasi, Ph.D.

The following table describes the potential payments and benefits upon employment termination for Dr. Tomasi, as if his employment terminated as of December 31, 2024.

Executive Benefits and Payment upon Termination	Termination by Company without Cause or Resignation for Good Reason Not in Connection with a Change in Control ($)	Termination by Company due to Death or Disability ($)	Termination by Company without Cause or Resignation for Good Reason within 24 Months Following a Change in Control ($)
Compensation:
Cash Severance Benefits (1)	1,135,472	—	2,270,944
Acceleration of Equity Awards (2)(3)	173,460	273,592	273,592
Health Care Continuation (4)	63,887	—	127,773
Total	1,372,819	273,592	2,672,309

(1)
With respect to a termination by the Company without Cause or a resignation for Good Reason (a “qualifying termination”) that is not within the 24 month period following a change in control (as defined in Dr. Tomasi’s amended offer letter), cash severance benefits include 12 months of base salary continuation payments and the pro rata portion of Dr. Tomasi’s target annual bonus opportunity for 2024 (which is shown as 100% of the target bonus opportunity based on a December 31, 2024 termination date). With respect to a qualifying termination within 24 months following a change in control, cash severance benefits include a lump sum cash amount equal to 24 months of Dr. Tomasi’s base salary, an additional lump sum cash amount equal to 200% of Dr. Tomasi’s target annual bonus opportunity for 2024 and the amount of the 280G excise tax gross up that would be payable to Dr. Tomasi assuming for this purpose that a change in control occurred on December 31, 2024 and his employment terminated due to a qualifying termination on the same date.
(2)
Upon a qualifying termination at any time other than during the three-month period prior to a change in control, Dr. Tomasi will become vested in the total number of stock options and RSUs that have not vested but would have vested if he had remained employed on the first anniversary of the date of his termination. In the event of a change in control or a qualifying termination during the three-month period prior to a change in control, 100% of the total number of shares subject to Dr. Tomasi’s stock options and RSUs will immediately vest as of the date immediately preceding the change in control or the date of the qualifying termination, as applicable.
(3)
Upon termination due to death or disability (as defined in Dr. Tomasi’s amended offer letter) during the three-month period prior to a change in control, 100% of the total number of shares subject to Dr. Tomasi's stock options and RSUs will immediately vest as of the date of such termination. If the termination due to death or disability does not occur within the three-month period prior to a change in control, no accelerated vesting will occur as a result of such termination and Dr. Tomasi is not entitled to any other severance benefits on a termination due to death or disability.
(4)
Amounts in this column reflect the cost of providing reimbursement of continued health coverage for Dr. Tomasi and his eligible dependents under COBRA for 12 months following a qualifying termination if such termination is not within the 24-month period following a change in control or for 24 months following a qualifying termination if such termination is within the 24-month period following a change in control.

401(k) Plan

We maintain a 401(k) retirement savings plan for the benefit of our employees, including our NEOs, who satisfy certain eligibility requirements. Under the 401(k) plan, eligible employees may elect to defer a portion of their compensation, within the limits prescribed by the Code, on a pre-tax or after-tax (Roth) basis, through contributions to the 401(k) plan. The 401(k) plan authorizes employer safe harbor contributions. The 401(k) plan is intended to qualify under Sections 401(a) and 501(a) of the Code. As a tax-qualified retirement plan, pre-tax contributions to the 401(k) plan and earnings on those pre-tax contributions are not taxable to the employees until distributed from the 401(k) plan, and earnings on Roth contributions are not taxable when distributed from the 401(k) plan. We match 100% of the contributions that eligible participants make to the 401(k) plan up to 3.00% of the participant’s eligible compensation. Contributions from 3.01% to 5.00% are matched at 50%.

Pay Versus Performance

In accordance with rules adopted by the SEC pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, we provide the following disclosure regarding executive “Compensation Actually Paid” or “CAP” (as calculated in accordance with SEC rules) and certain Company performance for the fiscal years listed below. You should refer to the “Executive Compensation Discussion” in this proxy statement for a complete description of how executive compensation relates to Company performance and how the Compensation Committee makes its decisions.

The following table provides the information required for Dr. Robert Alexander, our principal executive officer (“PEO”) and NEOs other than our PEO (our “Non-PEO NEOs”) for each of the fiscal years ended December 31, 2024, 2023 and 2022, along with the financial information required to be disclosed for each fiscal year:

Fiscal Year	Summary Compensation Table Total for PEO (1)	Compensation Actually Paid to PEO (1)(2)	Average Summary Compensation Table Total for non-PEO NEOs (3)	Average Compensation Actually Paid to non-PEO NEOs (3)(4)	Total Shareholder Return (5)	Net Income (Loss) (in thousands) (6)
2024	$3,474,459	$2,406,994	$1,996,294	$1,420,752	$12.36	$(115,818)
2023	$6,298,226	$(21,665)	$3,504,311	$130,536	$27.89	$(185,701)
2022	$7,366,205	$5,210,363	$4,157,167	$3,110,221	$86.01	$(319,952)

(1)
Our principal executive officer for each applicable year was Robert Alexander, Ph.D.
(2)
The amounts disclosed reflect the adjustments listed in the tables below to the amounts reported in the Summary Compensation Table for our principal executive officer.
(3)
Our NEOs, other than Dr. Alexander, were Mr. Radford and Dr. Tomasi for each applicable fiscal year.
(4)
The amounts disclosed reflect the adjustments listed in the tables below to the amounts reported in the Summary Compensation Table for our NEOs (excluding our principal executive officer).
(5)
Total shareholder return illustrates the value, as of the last day of the applicable fiscal year, of an investment of $100 in our common stock on December 31, 2021.
(6)
The dollar amounts reported represent the amount of net income (loss) reflected in our consolidated audited financial statements for the applicable year.

	Robert Alexander, Ph.D.
	2024	2023	2022
SCT Total	$3,474,459	$6,298,226	$7,366,205
(Subtraction): Grant Date Fair Value of Option Awards and Stock Awards Granted in Fiscal Year	(1,969,298)	(4,794,859)	(5,907,245)
Addition: Fair Value at Fiscal Year-End of Outstanding and Unvested Option Awards and Stock Awards Granted in Fiscal Year	2,136,425	1,630,017	4,456,900
Addition: Change in Fair Value of Outstanding and Unvested Option Awards and Stock Awards Granted in Prior Fiscal Years	(733,424)	(2,014,180)	(178,047)
Addition: Fair Value at Vesting of Option Awards and Stock Awards Granted in Fiscal Year That Vested During Fiscal Year	—	—	—
Addition: Change in Fair Value as of Vesting Date of Option Awards and Stock Awards Granted in Prior Fiscal Years For Which Applicable Vesting Conditions Were Satisfied During Fiscal Year	(501,168)	(1,140,869)	(527,450)
(Subtraction): Fair Value as of Prior Fiscal Year-End of Option Awards and Stock Awards Granted in Prior Fiscal Years That Failed to Meet Applicable Vesting Conditions During Fiscal Year	—	—	—
Compensation Actually Paid	$2,406,994	$(21,665)	$5,210,363

	Non-PEO NEOs
	2024	2023	2022
SCT Total	$1,996,294	$3,504,311	$4,157,167
(Subtraction): Grant Date Fair Value of Option Awards and Stock Awards Granted in Fiscal Year	(1,033,882)	(2,564,869)	(3,245,707)
Addition: Fair Value at Fiscal Year-End of Outstanding and Unvested Option Awards and Stock Awards Granted in Fiscal Year	1,121,623	871,930	2,448,822
Addition: Change in Fair Value of Outstanding and Unvested Option Awards and Stock Awards Granted in Prior Fiscal Years	(398,065)	(1,097,864)	(82,966)
Addition: Fair Value at Vesting of Option Awards and Stock Awards Granted in Fiscal Year That Vested During Fiscal Year	—	—	—
Addition: Change in Fair Value as of Vesting Date of Option Awards and Stock Awards Granted in Prior Fiscal Years For Which Applicable Vesting Conditions Were Satisfied During Fiscal Year	(265,218)	(582,972)	(167,095)
(Subtraction): Fair Value as of Prior Fiscal Year-End of Option Awards and Stock Awards Granted in Prior Fiscal Years That Failed to Meet Applicable Vesting Conditions During Fiscal Year	—	—	—
Compensation Actually Paid	$1,420,752	$130,536	$3,110,221

The following chart illustrates the Company’s Total Shareholder Return (“TSR”) compared to the CAP.

Allakos TSR vs. CAP
Compensation Actually Paid ($M)
$6.00
$5.00
$4.00
$3.00
$2.00
$1.00
$0.00
($1.00)
$90
$80
$70
$60
$50
$40
$30
$20
$10
Value of $100 Investment from December 31, 2021
FY 2022
FY 2023
FY 2024
PEO CAP ($M)
Average non-NEO CAP ($M)
Allakos TSR

The following chart illustrates the Company’s net loss compared to the CAP.

Allakos Inc. Net Income/(Loss) vs. CAP
Compensation Actually Paid ($M)
$6.00
$5.00
$4.00
$3.00
$2.00
$1.00
$0.00
($1.00)
Net Income/(Loss) ($M)
$30
($20)
($70)
($120)
($170)
($220)
($270)
($320)
FY 2022
FY 2023
FY 2024
PEO CAP ($M)
Average non-PEO NEO CAP ($M)
Net Income/(Loss) ($M)

Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information.

For initial equity award grants to new employee, we do not time the granting of equity awards with any favorable or unfavorable news released by the Company. Initial equity award grants for non-executive hires are consistently granted on the 15th or last day of the month closest to the employees’ start date. For executive hires, the equity award grants are made upon approval of the Board of Directors, but not prior to the first day of employment. Any proximity of equity award grants to an earnings announcement or other market events is coincidental.

For annual equity award grants made for retention purposes, we have historically delayed granting equity awards for executives and existing employees so that such grants would not be within near-term proximity of potentially material clinical trial data releases. This practice helps the Company maintain an appropriate peer group as well as grant values within reasonable market practices for the peer group. We do not time the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation. Annual awards to our non-employee directors are granted automatically pursuant to our outside director compensation policy, while initial awards to new non-employee directors are granted no later than the date of the first Board or Compensation Committee of the Board meeting occurring on or after the date their start date as non-employee directors.

Equity Compensation Plan Information

The following table provides information as of December 31, 2024 with respect to the shares of our common stock that may be issued under our existing equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Stock Options and Restricted Stock Units	Weighted Average Exercise Price of Outstanding Options and Rights (4)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by stockholders
2012 Equity Incentive Plan (1)	2,468,228	$2.50	—
2018 Equity Incentive Plan (2)	15,687,816	$6.33	2,981,712
2018 Employee Stock Purchase Plan (3)	—	—	3,481,174
Total	18,156,044	$5.59	6,462,886

(1)
Our Board adopted, and our stockholders approved, the 2012 EIP. As a result of our initial public offering and the adoption of the 2018 EIP, we no longer grant awards under the 2012 EIP; however, all outstanding options issued pursuant to the 2012 EIP continue to be governed by their existing terms. To the extent that any such awards are forfeited or lapse unexercised or are repurchased, the shares of common stock subject to such awards will become available for issuance under the 2018 EIP.
(2)
Our 2018 EIP provides that the number of shares available for issuance under the 2018 EIP will automatically increase on each January 1, beginning with the fiscal year ending December 31, 2019, equal to the least of (i) 5,000,000 shares, (ii) 5% of the outstanding shares of common stock as of the last day of the preceding fiscal year and (iii) such other amount as the Board may determine.
(3)
Our Board adopted, and our stockholders approved, the 2018 ESPP in July 2018. Our 2018 ESPP provides that the number of shares available for issuance under the 2018 ESPP will automatically increase on each January 1, beginning with the fiscal year ending December 31, 2019, equal to the least of (i) 1,000,000 shares, (ii) 1% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year and (iii) such other amount determined by the plan administrator (our Compensation Committee or, if it determines to act in such capacity, the Board).

(4)
Does not take into account 5.4 million RSUs, which have no exercise price and were granted under our 2018 EIP.

Fiscal Year 2024 Director Compensation

The following table provides information regarding compensation earned during the fiscal year ended December 31, 2024 by each nonemployee director for their service on the Board and any committee(s).

Name	Fees Paid In Cash ($) (1)	Option Awards ($) (2)	Total ($)
Robert E. Andreatta	67,500	46,025	113,525
Steven P. James	67,500	46,025	113,525
Paul Walker	65,000	46,025	111,025
Amy L. Ladd, M.D.	60,000	46,025	106,025
Dolca Thomas, M.D.	55,000	46,025	101,025
Neil Graham, M.D.	55,000	46,025	101,025

(1)
The fees paid to nonemployee directors are described further below.
(2)
The amounts disclosed represent the aggregate grant date fair value of option awards as calculated in accordance with ASC 718. The assumptions used in calculating the grant date fair value of the award disclosed in this column can be found in Note 2 to our audited financial statements for the year ended December 31, 2024 included in our Annual Report on Form 10-K filed with the SEC on March 12, 2025. Note that the number of awards was determined based on the 30-day moving average prior to the grant date consistent with the Outside Director Compensation Policy, however, the fair value of the awards is determined based on the valuation as of the date of grant. As of December 31, 2024, each nonemployee director held vested and unvested stock options as follows: Mr. Andreatta, 255,352 vested stock options and 41,000 unvested stock options; Mr. James, 291,932 vested stock options and 41,000 unvested stock options; Mr. Walker, 255,352 vested stock options and 41,000 unvested stock options; Dr. Ladd, 274,599 vested stock options and 86,340 unvested stock options; Dr. Thomas, 73,093 vested stock options and 122,693 unvested stock options; and Dr. Graham, 68,793 vested stock options and 126,993 unvested stock options.

Directors who are also our employees receive no additional compensation for their service as directors. Dr. Alexander was our only employee director during 2024. See “Executive Officer and Director Compensation” for additional information about Dr. Alexander’s compensation.

In May 2024, each of our nonemployee directors, was granted an option to purchase 41,000 shares of our common stock, in each case, at a per share exercise price equal to $1.42. Each of these options fully vests on the earlier of (i) the one-year anniversary of the date of grant or (ii) the date of the next annual meeting of our stockholders that occurs following the grant, in each case, subject to each director’s continued service through the vesting date.

Outside Director Compensation Policy

Compensia provides our Compensation Committee with competitive data, analysis and recommendations regarding nonemployee director compensation. After careful consideration of this information and the scope of the duties and responsibilities of our nonemployee directors, our Board approved our outside director compensation policy effective April 2020 (“2020 Outside Director Compensation Policy”), which we believe provided reasonable compensation to our nonemployee directors that is commensurate with their contributions and appropriately aligned with our peers. We also reimburse our directors for expenses associated with attending meetings of our Board and committees of our Board. Outside director compensation is reviewed at least annually and in 2024 was updated effective May 24, 2024 (the “Policy Amendment Date”) to reflect adjustments to equity compensation amounts and committee chair compensation amounts deemed warranted based on consultation with Compensia and relative to prevailing market data.

2024 Cash Compensation

Under the Outside Director Compensation Policy, our nonemployee directors are entitled to receive the following cash compensation for their services on an annual basis during 2024:

Services	Fees Prior to Policy Amendment Date ($)	Fees Following Policy Amendment Date ($)
Board member	47,500	47,500
Chair of the Board (additional retainer)	45,000	30,000
Chair of the Audit Committee	20,000	15,000
Member of the Audit Committee	10,000	10,000
Chair of the Compensation Committee	15,000	10,000
Member of the Compensation Committee	7,500	7,500
Chair of the Corporate Governance and Nominating Committee	10,000	8,000
Member of the Corporate Governance and Nominating Committee	5,000	5,000
Chair of the Research and Clinical Development Committee	15,000	10,000
Member of the Research and Clinical Development Committee	7,500	7,500

All cash payments to nonemployee directors will be paid quarterly in arrears on a prorated basis.

2024 Equity Compensation

Our Compensation Committee consulted with Compensia to perform an analysis of our nonemployee director compensation policy relative to prevailing market data. Based on its review, effective as of the Policy Amendment Date, the Board significantly reduced the equity compensation from 2023 levels to better align to the Company’s current stage of development and size and the corresponding market data provided by Compensia. As such, the equity compensation for non-employee members of the Board remained as follows:

•
Initial option grants for new nonemployee directors with a pre-determined fair value amount of $77,000 based on the 30-day moving average prior to the grant date. This represents the approximately 50th percentile compared to our peer group. Each initial option grant will vest as to 1/36th of the shares subject to the initial option grant each month following the commencement of the applicable nonemployee director’s service as a nonemployee director, in each case, subject to continued service through each applicable vesting date.
•
Annual option grants for nonemployee directors, which are made on the date of each annual meeting of our stockholders, with a pre-determined fair value amount of $38,000 based on the 30-day moving average prior to the grant date. This represents the approximately 50th percentile compared to our peer group. Each annual option grant will fully vest on the earlier of (i) the one-year anniversary of the date of grant of the annual option grant or (ii) the date of the next annual meeting of our stockholders that occurs following the grant of such annual option grant, in each case, subject to continued service through the applicable vesting date.

We believe the 2024 Outside Director Policy, provides reasonable compensation to our nonemployee directors that is commensurate with their contributions and appropriately aligned with our current peers and the Company’s current environment.

In the event of a change in control, as defined in the 2018 EIP, all of a nonemployee director’s outstanding company awards (including his or her initial option and his or her annual options, as applicable) will become fully vested and exercisable (if applicable) immediately before such change in control.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information, to the extent known by us or ascertainable from public filings, with respect to the beneficial ownership of our common stock as of December 31, 2024 by:

•
each of our directors;
•
each of our NEOs;
•
all of our directors and executive officers as a group; and
•
each person, or group of affiliated persons, who is known by us to beneficially own greater than 5% of our common stock.

The column entitled “Percentage Beneficially Owned” is based on a total of 89,648,694 shares of our common stock outstanding as of December 31, 2024.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to our common stock. Shares of our common stock subject to options that are currently exercisable or exercisable within 60 days of December 31, 2024 are considered outstanding and beneficially owned by the person holding the options for the purpose of calculating the percentage ownership of that person but not for the purpose of calculating the percentage ownership of any other person. Except as otherwise noted, the persons and entities in this table have sole voting and investing power with respect to all of the shares of our common stock beneficially owned by them, subject to community property laws, where applicable. Except as otherwise indicated in the table below, addresses of named beneficial owners are in care of Allakos Inc., 149 Commonwealth Dr Suite 1090, Menlo Park, California 94025.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage Beneficially Owned
5% Stockholders:
Persons and entities affiliated with BVF Inc. (1)	16,552,417	18.46%
Entities affiliated with New Enterprise Associates 16, L.P. (2)	6,148,704	6.86%
Entities affiliated with Deep Track Capital, L.P. (3)	5,704,282	6.36%
Entities affiliated with FMR LLC. (4)	5,410,151	6.03%
Named Executive Officers and Directors:
Robert Alexander, Ph.D. (5)	3,297,240	3.58%
Baird Radford (6)	401,814	*
Adam Tomasi, Ph.D. (7)	1,664,109	1.83%
Paul Walker (8)	6,402,612	7.12%
Steven P. James (9)	291,932	*
Robert E. Andreatta (10)	255,352	*
Amy L. Ladd, M.D. (11)	287,553	*
Dolca Thomas, M.D. (12)	81,692	*
Neil Graham, M.D. (13)	77,393	*
All directors and executive officers as a group (9 persons) (14)	12,759,697	14.08%

* Represents beneficial ownership of less than one percent.

(1)
Information regarding BVF Inc. is based solely upon Form 13F filed by BVF INC/IL with the SEC on February 14, 2025. The Form 13F provides that as of December 31, 2024, BVF INC/IL is deemed to be the beneficial owner with respect to 16,552,417 shares of the Company’s common stock. The address for BVF Inc. is 44 Montgomery Street 40th Fl, San Francisco, CA 94104.

(2)
Consists of (a) 2,760,860 shares held of record by New Enterprise Associates 16, L.P. (“NEA 16”), (b) 3,386,400 shares held of record by NEA 18 Venture Growth Equity, L.P. (“NEA 18 VGE”) and (c) 1,444 shares held of records by NEA Ventures 2017, L.P. (“Ven 2017”). The shares directly held by NEA 16 are indirectly held by NEA Partners 16, L.P. (“NEA Partners 16”), the sole general partner of NEA 16, NEA 16 GP, LLC (“NEA 16 LLC”), the sole general partner of NEA Partners 16, and each of the individual Managers of NEA 16 LLC. The individual Managers of NEA 16 LLC, (collectively, the “Managers”), are Forest Baskett, Ali Behbahani, Carmen Chang, Anthony A. Florence, Mohamad Makhzoumi, Peter Sonsini, Paul Walker and Scott D. Sandell. NEA Partners 16, NEA 16 LLC and the Managers share voting and dispositive power with regard to the Company’s securities directly held by NEA 16. The shares directly held by NEA 18 VGE are indirectly held by NEA Partners 18 VG, L.P. (“NEA Partners 18 VG”). NEA Partners 18 VG is the sole general partner of NEA 18 VGE. NEA 18 VG GP, LLC (“NEA 18 VG GP”), the sole general partner of NEA Partners 18 VG, and each of the individual Managers of NEA 18 VG GP. The individual Mangers of NEA 18 VG GP (collectively the “Managers”) are Paul Walker, Ali Behbahani, Carmen Chang, Anthony A. Florence, Mohamad Makhzoumi, Edward Mathers, Scott D. Sandell, Peter Sonsini, and Rick Yang. NEA Partners 18 VG, NEA 18 VG GP and the Managers share voting and dispositive power with regard to the Company’s securities directly held by NEA 18 VGE. The shares held by Ven 2017 are indirectly held by Karen P. Welsh, the general partner of Ven 2017. Karen P. Welsh has voting and dispositive power with regard to the shares of the Company’s securities held by Ven 2017. All indirect holders disclaim beneficial ownership except to the extent of their pecuniary interests therein. The address of New Enterprise Associates is 1954 Greenspring Drive, Suite 600, Timonium, MD 21093.
(3)
Information regarding Deep Track Capital, L.P. is based solely upon Schedule 13F filed with the SEC on February 14, 2025 by Deep Track Capital, L.P. Schedule 13F provides that as of December 31, 2024, Deep Track Capital, L.P. is deemed to be the beneficial owner with respect to 5,704,282 shares of the Company’s common stock. The address for Deep Track Capital, L.P. is 200 Greenwich Ave 3rd Floor, Greenwich, CT 06830.
(4)
Information regarding FMR LLC. is based solely upon Schedule 13F filed by FMR LLC. with the SEC on February 13, 2025. Schedule 13F provides that as of December 31, 2024, FMR LLC. is deemed to be the beneficial owner with respect to 5,410,151 shares of the Company’s common stock. The address for FMR LLC. is 245 Summer Street, Boston, MA 02210.
(5)
Consists of (a) 421,503 shares held of record by Dr. Alexander, (b) 320,300 shares held of record by Dr. Alexander and Stacey Lee Alexander as Trustees of the Alexander 2018 Irrevocable Descendants’ Trust, and (c) 2,555,437 shares vested and exercisable within 60 days of December 31, 2024.
(6)
Consists of (a) 23,897 shares held of record by Mr. Radford, (b) 377,917 shares vested and exercisable within 60 days of December 31, 2024.
(7)
Consists of (a) 306,538 shares held of record by Dr. Tomasi, (b) 20,790 shares held of record by Dr. Tomasi and Carrie Tomasi as Trustees of the Tomasi Living Trust dated July 14, 2017, and (c) 1,336,781 shares vested and exercisable within 60 days of December 31, 2024.
(8)
Consists of (a) the shares described in footnote (2a) and (2b) above, and (b) 255,352 options vested and exercisable within 60 days of December 31, 2024. Mr. Walker, a member of our Board, is a General Partner of New Enterprise Associates, Inc., an entity affiliated with NEA 16 and NEA 18 VGE. Mr. Walker disclaims beneficial ownership of all shares owned by NEA 16 and NEA 18 VGE, except to the extent of any pecuniary interest therein. All indirect holders of the above referenced securities disclaim beneficial ownership of the above referenced securities except to the extent of their pecuniary interests therein. The address of the above referenced entities is 1954 Greenspring Drive, Suite 600, Timonium MD, 21093.
(9)
Consists of 291,932 options vested and exercisable within 60 days of December 31, 2024.
(10)
Consists of 255,352 options vested and exercisable within 60 days of December 31, 2024.
(11)
Consists of 287,553 options vested and exercisable within 60 days of December 31, 2024.
(12)
Consists of 81,692 options vested and exercisable within 60 days of December 31, 2024.

(13)
Consists of 77,393 options vested and exercisable within 60 days of December 31, 2024.
(14)
Consists of (a) 7,240,288 shares beneficially owned by our current NEOs, executive officers and nonemployee directors as of December 31, 2024, of which no shares may be repurchased by us at the original purchase price as of such date and (b) 5,519,409 shares vested and exercisable within 60 days of December 31, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Review and Approval of Related Party Transactions

Our Audit Committee has the primary responsibility for reviewing and approving or disapproving related party transactions. The charter of our audit committee provides that our audit committee shall review and approve in advance any related party transaction.

We have a formal written policy providing that we are not permitted to enter into any related party transaction without the consent of our audit committee. In approving or rejecting any such transaction, our audit committee is to consider the relevant facts and circumstances available and deemed relevant to our audit committee, including whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related person’s interest in the transaction. Additionally, the Audit Committee must present material related party transactions to the full Board for approval.

Related Party Transactions

Excluding the compensation arrangements with our directors and executive officers, including employment, termination of employment and change in control arrangements discussed above, there were no transactions since January 1, 2023 to which we have been a party, in which the amount involved exceeds $120,000, and in which any of our directors, executive officers or holders of more than 5% of our capital stock, or an affiliate or immediate family member thereof, had or will have a direct or indirect material interest (“related party transactions”).

Item 14. Principal Accountant Fees and Services.

Fees Paid to the Independent Registered Public Accounting Firm

The following table presents fees for professional audit services and other services rendered to us by Ernst & Young LLP (PCAOB ID 42), San Mateo, California, for our fiscal years ended December 31, 2024 and 2023.

	2024	2023
Audit Fees (1)	$1,115,975	$1,255,513
Audit-Related Fees (2)	—	—
Tax Fees (3)	—	—
All Other Fees	—	—
Total Fees	$1,115,975	$1,255,513

(1)
Audit Fees in 2024 and 2023 consisted of fees and expenses billed for professional services performed by Ernst & Young LLP for the audit of annual financial statements, the review of interim financial statements, accounting and financial reporting consultations. Audit fees also include services provided in connection with our equity offering and other SEC filings, including consents and comfort letters.
(2)
There were no Audit-Related Fees incurred.
(3)
There were no Tax Fees incurred.

Auditor Independence

The Audit Committee has concluded that the services listed above was compatible with maintaining the independence of Ernst & Young LLP.

Audit Committee Policy on Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

Our Audit Committee has established a policy governing our use of the services of our independent registered public accounting firm. Under the policy, our Audit Committee is required to pre-approve all audit and permissible non-audit services performed by our independent registered public accounting firm in order to ensure that the provision of such services does not impair such accounting firm’s independence. All services provided by Ernst & Young LLP for our fiscal years ended December 31, 2024 and 2023 were pre-approved by our Audit Committee.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)
The following documents were filed as part of the Original 10-K:
(1)
Financial Statements

See Index to Financial Statements included in Part II, Item 8 of the Original 10-K.

(2)
Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)
List of Exhibits required by Item 601 of Regulation S-K

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Number	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-38582	3.1	7/24/2018

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-38582	3.1	8/21/2023

4.1	Specimen common stock certificate of the Registrant.	S-1/A	333-225836	4.2	7/9/2018

4.2	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	001-38582	4.2	3/12/2025

10.1+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-225836	10.1	6/22/2018

10.2+	2012 Equity Incentive Plan, as amended, and forms of agreement thereunder.	S-1	333-225836	10.2	6/22/2018

10.3+	2018 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	333-225836	10.3	7/9/2018

10.4+	2018 Employee Stock Purchase Plan.	S-1/A	333-225836	10.4	7/9/2018

10.5+	Employment Letter between the Registrant and Robert Alexander, Ph.D.	S-1/A	333-225836	10.5	7/9/2018

10.6+	Employment Letter between the Registrant and Adam Tomasi, Ph.D.	S-1/A	333-225836	10.6	7/9/2018

10.7+	Employment Letter between the Registrant and Harlan Baird Radford, III.	10-Q	001-38582	10.1	5/10/2021

10.8+	Executive Incentive Compensation Plan.	S-1	333-225836	10.9	6/22/2018

10.9+	Outside Director Compensation Policy.	10-Q	001-38582	10.1	8/7/2024

10.10+	Change in Control and Severance Policy.	S-1/A	333-225836	10.11	7/9/2018

10.11a	Lease Agreement between the Registrant and ARE-San Francisco No. 63, LLC, dated December 4, 2019.	10-K	001-38582	10.13	2/25/2020

10.11b	First Amendment to Lease Agreement between the Registrant and ARE-San Francisco No. 63, LLC, dated November 15, 2022.	10-Q	001-35852	10.1	5/9/2023

10.11c	Second Amendment to Lease Agreement between the Registrant and ARE-San Francisco No. 63, LLC, dated March 27, 2023.	10-Q	001-35852	10.2	5/9/2023

10.11d	Agreement for Termination of Lease and Voluntary Surrender of Premises between the Registrant and ARE-San Francisco No. 63, LLC, dated November 15, 2024.	10-K	001-38582	10.11d	3/12/2025

10.12	Master Development Services Agreement between the Registrant and Samsung Biologics Co., Ltd., dated March 31, 2022.	10-Q	001-38582	10.1	5/6/2022

10.13	Sales Agreement between the Registrant and Cowen and Company, LLC, dated August 4, 2022.	8-K	001-38582	1.1	8/5/2022

10.14#	Master Services Agreement, dated November 1, 2020, by and among Fujifilm Diosynth Biotechnologies UK Limited, Fujifilm Diosynth Biotechnologies Texas, LLC, Fujifilm Diosynth Biotechnologies U.S.A., Inc. and Biogen (Denmark) Manufacturing APS – a Fujifilm Diosynth Biotechnologies Group Company.	10-Q	001-38582	10.1	8/4/2022

19.1	Insider Trading Policy of the Registrant.	10-K	001-38582	19.1	3/12/2025

23.1	Consent of Independent Registered Public Accounting Firm.	10-K	001-38582	23.1	3/12/2025

24.1	Power of Attorney.	10-K	001-38582	24.1	3/12/2025

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	001-38582	31.1	3/12/2025

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	001-38582	31.2	3/12/2025

31.3	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.4	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	001-38582	32.1	3/12/2025

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted	10-K	001-38582	32.2	3/12/2025

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1+	Compensation Recovery Policy.	10-K	001-38582	97.1	3/14/2024

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	10-K	001-38582		3/12/2025

101.SCH	Inline XBRL Taxonomy Extension Schema Document	10-K	001-38582		3/12/2025

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	10-K	001-38582		3/12/2025

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	10-K	001-38582		3/12/2025

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	10-K	001-38582		3/12/2025

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	10-K	001-38582		3/12/2025

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

* Furnished with Original 10-K.

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

ALLAKOS INC.

Date: April 17, 2025	By:	/s/ Robert Alexander
Robert Alexander, Ph.D.
Chief Executive Officer (Principal Executive Officer)