Form 10-Q
period 2025-03-31
Allakos Inc.
filed 2025-05-07
CIK 1564824

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 5, 2025, the registrant had 90,376,972 shares of common stock outstanding.

ALLAKOS INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited).

allakos inc.

balance sheets

(in thousands, except per share data)

	March 31,	December 31,
	2025	2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$24,223	$17,753
Investments	31,014	63,067
Prepaid expenses and other current assets	2,852	4,766
Total current assets	58,089	85,586
Property and equipment, net	1,456	10,827
Other long-term assets	—	188
Total assets	$59,545	$96,601
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$77	$5,490
Accrued expenses and other current liabilities	4,004	12,294
Total liabilities	4,081	17,784
Contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 20,000 shares authorized as of March 31, 2025 and December 31, 2024; no shares issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value per share; 200,000 shares authorized as of March 31, 2025 and December 31, 2024; 90,377 and 89,649 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	90	90
Additional paid-in capital	1,315,826	1,312,886
Accumulated other comprehensive gain (loss)	25	136
Accumulated deficit	(1,260,477)	(1,234,295)
Total stockholders’ equity	55,464	78,817
Total liabilities and stockholders’ equity	$59,545	$96,601

See accompanying notes to unaudited interim financial statements

Allakos Inc.

Statements of Operations and Comprehensive Loss

(in thousands, except per share data)

(unaudited)

	Three Months Ended
	March 31,
	2025	2024
Operating expenses
Research and development	$13,532	$34,824
General and administrative	13,178	10,898
Impairment of long-lived assets	—	27,347
Total operating expenses	26,710	73,069
Loss from operations	(26,710)	(73,069)
Interest income	743	1,995
Other expense, net	(215)	(72)
Net loss	(26,182)	(71,146)
Unrealized gain (loss) on investments	(111)	(30)
Comprehensive loss	$(26,293)	$(71,176)
Net loss per common share:
Basic and diluted	$(0.29)	$(0.81)
Weighted-average number of common shares outstanding:
Basic and diluted	89,897	88,042

See accompanying notes to unaudited interim financial statements

Allakos Inc.

Statements of STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2024	89,649	$90	$1,312,886	$136	$(1,234,295)	$78,817
Stock-based compensation expense	—	—	2,941	—	—	2,941
Issuance of common stock upon vesting of restricted stock units	728	—	(1)	—	—	(1)
Unrealized gain (loss) on investments	—	—	—	(111)	—	(111)
Net loss	—	—	—	—	(26,182)	(26,182)
Balance at March 31, 2025	90,377	$90	$1,315,826	$25	$(1,260,477)	$55,464

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	87,750	$88	$1,287,156	$50	$(1,118,477)	$168,817
Stock-based compensation expense	—	—	6,210	—	—	6,210
Issuance of common stock upon exercise of stock options	26	—	26	—	—	26
Issuance of common stock upon 2018 ESPP purchase	98	—	106	—	—	106
Issuance of common stock upon vesting of restricted stock units	670	1	(1)	—	—	—
Unrealized gain (loss) on investments	—	—	—	(30)	—	(30)
Net loss	—	—	—	—	(71,146)	(71,146)
Balance at March 31, 2024	88,544	$89	$1,293,497	$20	$(1,189,623)	$103,983

See accompanying notes to unaudited interim financial statements

Allakos Inc.

Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2025	2024
Cash flows from operating activities
Net loss	$(26,182)	$(71,146)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of long-lived assets	—	27,347
Depreciation and amortization	8,169	1,072
Stock-based compensation	2,941	6,210
Net amortization (accretion) of premiums and discounts on investments	(420)	(962)
Noncash lease expense	62	1,149
(Gain) loss on disposal of property and equipment	233	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	317	774
Other long-term assets	188	4,479
Accounts payable	(5,413)	13,984
Accrued expenses and other current liabilities	(8,254)	(14,641)
Operating lease liabilities, net of current portion	—	(807)
Net cash used in operating activities	(28,359)	(32,541)
Cash flows from investing activities
Purchases of investments	(5,292)	(34,367)
Proceeds from sales of investments	15,955	—
Proceeds from maturities of investments	21,825	43,400
Proceeds from sale of property and equipment	1,000	—
Purchases of property and equipment	(131)	(4)
Net cash provided by investing activities	33,357	9,029
Cash flows from financing activities
Proceeds from exercise of stock options	—	26
Proceeds from issuance of common stock under the 2018 ESPP	—	106
Net cash provided by financing activities	—	132
Net increase (decrease) in cash, cash equivalents and restricted cash	4,998	(23,380)
Cash, cash equivalents and restricted cash, beginning of period	19,225	67,912
Cash, cash equivalents and restricted cash, end of period	$24,223	$44,532

See accompanying notes to unaudited interim financial statements

ALLAKOS INC.

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

1. Organization and Business

Allakos Inc. (“Allakos” or the “Company”) was incorporated in the State of Delaware in March 2012. Allakos is a clinical stage biopharmaceutical company with intellectual property regarding therapeutics that target immunomodulatory receptors present on immune effector cells involved in allergic, inflammatory and proliferative diseases. The Company’s primary activities to date have included establishing its facilities, recruiting personnel, conducting research and development of its product candidates and raising capital. In January 2025, the Company announced its intention to discontinue further development of its most advanced product candidate, AK006, and pursue potential strategic alternatives as further described below.

On April 1, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Concentra Biosciences, LLC, a Delaware limited liability company (“Concentra”), and Concentra Merger Sub III, Inc., a Delaware corporation and a wholly owned subsidiary of Concentra (“Merger Sub”). The Merger Agreement provides for, among other things: (i) the acquisition of all of the Company’s outstanding shares of common stock, par value $0.001 per share (the “Common Stock”) by Concentra through a cash tender offer (the “Offer”) by Merger Sub, for a price per share of the Common Stock of $0.33 in cash (the “Offer Price”) and (ii) after the completion of the Offer, the satisfaction or waiver of certain conditions set forth in the Merger Agreement and in accordance with the General Corporation Law of the State of Delaware (the “DGCL”), the merger of Merger Sub with and into the Company (the “Merger”) with the Company surviving the Merger. There can be no assurance that the Merger will be completed as it is subject to various closing conditions. Refer to Note 13—Subsequent Events for additional details.

The Company’s operations are located in Menlo Park, California. The Company operates in one reportable segment.

Liquidity Matters

Since inception, the Company has incurred net losses and negative cash flows from operations. During the three months ended March 31, 2025, the Company incurred a net loss of $26.2 million. At March 31, 2025, the Company had an accumulated deficit of $1,260.5 million and does not expect to experience positive cash flows from operating activities in the foreseeable future. The Company has financed its operations to date primarily through the sale of common stock.

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

In order to maximize capital preservation, the Company’s Board of Directors (the “Board”) approved a reorganization plan in January 2025 (the “2025 Reorganization Plan”) to reduce the Company’s workforce by approximately 75%, with remaining employees retained to explore strategic alternatives, maintain compliance with regulatory and financial reporting requirements, and wind-down the Phase 1 clinical trial. Refer to Note 6—Balance Sheet Components and Supplemental Disclosures for additional details.

If the Merger is effected, the Common Stock will be delisted from The Nasdaq Stock Market LLC and the Company’s obligation to file periodic reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) will terminate, and the Company will be privately held. If the Merger is not completed and another strategic alternative is not identified, the Board may decide to pursue a dissolution and liquidation.

The Company had $55.2 million of cash, cash equivalents and investments at March 31, 2025. Management believes that this amount is sufficient to fund the Company’s operations for at least the next 12 months from the issuance date of these financial statements.

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

The interim balance sheet as of March 31, 2025, the statements of operations and comprehensive loss, statements of stockholders’ equity for the three months ended March 31, 2025 and 2024 and statements of cash flows for the three months ended March 31, 2025 and 2024 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair presentation of the Company’s financial position as of March 31, 2025 and its results of operations and comprehensive loss for the three months ended March 31, 2025 and 2024 and its cash flows for the three months ended March 31, 2025 and 2024. Certain information and note disclosures normally included in annual audited financial statements prepared in accordance with U.S. GAAP have been omitted. The financial data and the other financial information disclosed in these notes to the interim financial statements are also unaudited. The results of operations for any interim period are not necessarily indicative of the results to be expected for the entire year or for any other future annual or interim period. These interim financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K, which was filed with the U.S. Securities and Exchange Commission (“SEC”) on March 12, 2025.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Company’s balance sheets and which, in aggregate, represent the amounts reported in the accompanying statements of cash flows (in thousands):

	March 31,	December 31,
	2025	2024
Cash and cash equivalents	$24,223	$17,753
Restricted cash in prepaid expenses and other current assets	—	1,472
Total	$24,223	$19,225

	March 31,	December 31,
	2024	2023
Cash and cash equivalents	$43,060	$66,440
Restricted cash in other long-term assets	1,472	1,472
Total	$44,532	$67,912

Restricted cash as of December 31, 2024 represented $1.5 million in security deposits for the lease of the Company’s facility in San Carlos, California. The security deposit was in the form of a letter of credit secured by restricted cash and was recorded in prepaid expenses and other current assets on the Company’s balance sheets. During the first quarter of 2025, the restricted cash was surrendered to the lessor as part of the settlement of amounts owed by the Company in accordance with the termination agreement as further discussed in Note 7—Leases.

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

Comprehensive Loss

Comprehensive loss is defined as the change in stockholders’ equity during a period from transactions and other events and circumstances from non-owner sources. The differences between net loss and comprehensive loss for the three months ended March 31, 2025 and 2024 are a result of unrealized gains and losses on the Company’s investments in marketable securities included in current assets on the Company’s balance sheets.

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

Basic and diluted net loss per share was calculated as follows (in thousands, except per share data):

	Three Months Ended
	March 31,
	2025	2024
Numerator:
Net loss	$(26,182)	$(71,146)
Denominator:
Weighted-average shares of common stock outstanding, basic and diluted	89,897	88,042
Net loss per share, basic and diluted	$(0.29)	$(0.81)

The following table sets forth the potentially dilutive securities that have been excluded from the calculation of diluted net loss per share due to their anti-dilutive effect for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Options to purchase common stock	11,168	13,293
Unvested restricted stock units	2,463	7,292
Shares issuable under employee stock purchase plans	—	71
Total	13,631	20,656

Recently Issued and Adopted Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires all public entities, including public entities with a single reportable segment, to provide in interim and annual periods one or more measures of segment profit or loss used by the chief operating decision maker to allocate resources and assess performance. Additionally, the standard requires disclosures of significant segment expenses and other segment items as well as incremental qualitative disclosures. The Company adopted ASU 2023-07 effective December 31, 2024 on a retrospective basis. The adoption of ASU 2023-07 did not change the way that the Company identifies its reportable segments and, as a result, did not have a material impact on the Company’s segment-related disclosures. Refer to Note 12—Segment Reporting for further segment information.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU requires entities to expand its existing income tax disclosures, specifically related to the rate reconciliation and income taxes paid. This authoritative guidance is effective for the Company in fiscal year 2025. This ASU did not impact the Company’s interim financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disclosure about the types of costs and expenses included in certain expense captions presented on the income statement. The new disclosure requirements are effective for the Company’s annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently in the process of evaluating the impact of this pronouncement on its related disclosures but does not expect the adoption to have a material impact on the Company’s financial statements.

3. Fair Value Measurements

The Company measures and reports certain financial instruments as assets and liabilities at fair value on a recurring basis. The Company’s financial assets measured at fair value on a recurring basis were as follows (in thousands):

	March 31, 2025
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$23,973	$—	$—	$23,973
Total cash equivalents	23,973	—	—	23,973
Short-term marketable securities
U.S. treasuries	31,014	—	—	31,014
Total short-term marketable securities	31,014	—	—	31,014
Total cash equivalents and short-term marketable securities	$54,987	$—	$—	$54,987

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$18,018	$—	$—	$18,018
Total cash equivalents	18,018	—	—	18,018
Short-term marketable securities:
U.S. treasuries	63,067	—	—	63,067
Total short-term marketable securities	63,067	—	—	63,067
Total cash equivalents and short-term marketable securities	$81,085	$—	$—	$81,085

The Company evaluates transfers between levels at the end of each reporting period. There were no transfers of assets or liabilities between levels during the three months ended March 31, 2025 and 2024.

4. Investments

All investments were considered available-for-sale at March 31, 2025. The amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s investments by major security type at March 31, 2025 and December 31, 2024 are summarized in the table below (in thousands):

	March 31, 2025
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale securities:
U.S. treasuries classified as investments	$30,989	$25	$—	$31,014
Total available-for-sale securities	$30,989	$25	$—	$31,014

	December 31, 2024
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale securities:
U.S. treasuries classified as investments	$62,931	$136	$—	$63,067
Total available-for-sale securities	$62,931	$136	$—	$63,067

The amortized cost of available-for-sale securities is adjusted for amortization of premiums and accretion of discounts to maturity. As of March 31, 2025 and December 31, 2024, the aggregate fair value of securities held by the Company in an unrealized loss position for less than twelve months was $0.0 million.

There were no material realized gains or losses recognized on the sale or maturity of available-for-sale securities during the three months ended March 31, 2025 and 2024, and as a result, there were no material reclassifications out of accumulated other comprehensive gain (loss) for the same periods.

5. Impairment of Long-Lived Assets

During the three months ended March 31, 2024, as a result of the significant sustained decline observed in the Company’s stock price and related market capitalization following the Company’s decision to halt the development of lirentelimab, the Company performed an impairment assessment of long-lived assets. The Company determined that the long-lived assets held and used did not have identifiable cash flows that were largely independent of the cash flows of other assets and liabilities. Therefore, the Company evaluated its long-lived assets for impairment on an entity-wide level. The Company concluded that the carrying value of the entity-wide asset group was not recoverable as it exceeded the future net undiscounted cash flows. To measure, allocate and recognize the impairment loss, the Company determined individual fair values of its long-lived assets. The Company utilized the income approach for estimating the fair value of right of use assets and related leasehold improvements by estimating the potential cash flows from a hypothetical fully-furnished sublease and applying a discount rate. The cost replacement method was used to estimate the fair value of laboratory and office equipment, capitalized software, and assets to be placed into service or in the process of construction. These represented Level 3 nonrecurring fair value measurements. Based on this analysis, the Company recorded a $27.3 million charge to Impairment of long-lived assets in the Statement of Operations and Comprehensive Loss during the three months ended March 31, 2024, of which $12.4 million was attributed to right-of-use assets, $13.9 million to leasehold improvements, and $1.0 million to furniture. No impairment was recognized on the remaining long-lived assets as their carrying values were not in excess of their fair values as of March 31, 2025.

6. Balance Sheet Components and Supplemental Disclosures

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Prepaid clinical expenses	$1,594	$1,449
Prepaid manufacturing expenses	44	195
Other prepaid expenses or current assets	1,214	1,650
Restricted cash	—	1,472
Total	$2,852	$4,766

Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Laboratory equipment	$—	$7,005
Furniture and office equipment	126	1,468
Leasehold improvements	—	12,135
Capitalized software	4,112	4,524
	4,238	25,132
Less accumulated depreciation	(2,782)	(14,305)
Property and equipment, net	$1,456	$10,827

Depreciation and amortization expense for the three months ended March 31, 2025 and 2024 was $8.2 million and $1.1 million, respectively. In conjunction with the Lease Termination Agreement (as defined below), the remaining estimated useful lives of some of the Company’s property and equipment, including all of the Company’s leasehold improvements, were adjusted to coincide with the remaining term of the lease. Additionally, as part of the Lease Termination Agreement, certain furniture and equipment, as well as all of the tenant improvements, were transferred to the landlord upon termination. During the first quarter of 2025, the Company sold the remaining furniture and the Company’s lab equipment for $1.0 million in cash and resulted in a net loss upon the sale of fixed assets of $0.2 million. Refer to Note 7—Leases for additional information relating to the impact of the Lease Termination Agreement.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Accrued contract research and development expense	$1,050	$2,083
Accrued compensation and benefits expense	2,190	5,730
Current portion of operating lease liabilities	—	4,158
Other current liabilities	764	323
Total	$4,004	$12,294

The following table is a summary of the liability activity related to 2025 Reorganization Plan and included within accrued compensation and benefits expense (in thousands):

Balance as of January 1, 2025	$—
Reduction in force related costs accrued	3,507
Cash payments	(2,752)
Balance as of March 31, 2025	$755

Of the $3.5 million total accrued reduction in force costs relating to the 2025 Reorganization Plan, $2.9 million was charged to research and development expenses and $0.6 million was charged to general and administrative expenses in the first quarter of 2025.

7. Leases

Operating Leases

The Company’s lease obligations primarily relate to leased office and laboratory space under a noncancelable operating lease. In accordance with ASC 842, the Company has performed an evaluation of its other contracts with vendors and has determined that, except for the leases described below, none of its other contracts contain a material lease.

San Carlos Lease

In December 2019, the Company entered into an operating lease agreement for office and laboratory space in San Carlos, California (the “2019 San Carlos Lease”). The contractual term of the 2019 San Carlos Lease was 10.25 years from August 2021 until October 2031.

The lessor provided for a tenant improvement allowance of up to $14.4 million, which was fully utilized and is recorded in lease obligations.

On March 27, 2023, the Company entered into an amendment for the 2019 San Carlos Lease, whereby rentable square feet was adjusted to 95,692 square feet and lease payments were reduced by approximately 2.5% per month, effective from January 1, 2022 through the end of the lease term. As a result of the modification, the operating right-of-use asset and lease liability were remeasured during the first quarter of 2023 utilizing an estimated incremental borrowing rate of 10.5%, and the right-of-use asset and lease liability decreased by approximately $5.6 million. No gain or loss was recognized upon the modification. Subsequently, as discussed in Note 5—Impairment of Long-Lived Assets, the Company recognized long-lived asset impairment charges of $12.4 million on the right-of-use assets relating to the San Carlos Lease during the three months ended March 31, 2024.

On November 15, 2024, the Company entered into an Agreement for Termination of Lease and Voluntary Surrender of Premises (the “Lease Termination Agreement”) to amend the terms and conditions of the San Carlos Lease. The term of the San Carlos Lease was scheduled to expire in November 2031. The Lease Termination Agreement provides for, among other things, amendment of the term such that the Lease will terminate no earlier than January 1, 2025, and no later than March 31, 2025. As consideration for the landlord’s agreement to enter into the Lease Termination Agreement and accelerate the expiration date of the San Carlos Lease, the Company agreed to pay a lease modification payment to the landlord in an amount of approximately $2.3 million, of which approximately $1.5 million was paid in January 2025, by the Landlord drawing down and retaining the Company’s security deposit for the Premises in the form of a letter of credit secured by restricted cash, and the remainder was paid in March 2025 upon the early lease termination date. The Company also incurred broker commissions of approximately $1.7 million. The net effect on cash and cash equivalents of these costs related to the termination was approximately $2.5 million and these payments were made during the first quarter of 2025.

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

Additionally, as of November 15, 2024, the net book value of leasehold improvements was $10.9 million. In accordance with ASC 842, the remaining useful life of these assets was reduced to the shortened remaining lease term, resulting in $3.9 million in additional depreciation expense recorded in the fourth quarter of 2024 and $6.4 million in additional depreciation expense recorded in the first quarter of 2025.

Classification of Operating Leases

Classification of the Company’s operating lease liabilities included on the Company’s balance sheets at March 31, 2025 and December 31, 2024 was as follows (in thousands):

	March 31,	December 31,
	2025	2024
Operating lease liabilities
Current portion included in accrued expenses and other current liabilities	$—	$4,158
Total operating lease liabilities	$—	$4,158

The components of lease costs included in operating expenses in the Company’s statements of operations and comprehensive loss were as follows (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Operating lease costs	$108	$1,468
Variable costs	961	797
Total lease costs	$1,069	$2,265

Variable costs included in the table above represent amounts the Company pays related to property taxes, insurance, maintenance and repair costs.

Cash paid for amounts included in the measurement of the Company’s operating lease liabilities and presented within cash used in operating activities in the statements of cash flows was $3.6 million and $1.8 million for the three months ended March 31, 2025 and 2024, respectively.

Operating Lease Obligations

As a result of the Lease Termination Agreement, we do not have any material outstanding operating lease obligations as of March 31, 2025. Additionally, as of March 31, 2025, the Company was not party to any lease agreements containing material residual value guarantees or material restrictive covenants.

8. Contingencies

Indemnification Agreements

The Company has entered into indemnification agreements with certain directors and officers that require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. To date, no such matters have arisen and the Company does not believe that the outcome of any claims under indemnification arrangements will have a material adverse effect on its financial positions, results of operations or cash flows. Accordingly, the Company has not recorded a liability related to such indemnifications as of March 31, 2025.

9. Stockholders’ Equity

“At-the-Market” Equity Offering

On August 4, 2022, the Company entered into a sales agreement (the “2022 Sales Agreement”) with Cowen and Company, LLC. Pursuant to the 2022 Sales Agreement, the Company may sell, from time to time, up to an aggregate of $75.0 million in gross sales proceeds of its common stock through an “at-the-market” offering (“ATM Offering”) as defined under the Securities Act. The Company will pay a commission equal to 3% of the gross proceeds from the sale of shares of its common stock under the 2022 Sales Agreement. The $75.0 million of common stock that may be offered, issued and sold in the ATM Offering is included in the $250.0 million of securities that may be offered, issued and sold by the Company under its registration statement on Form S-3 (File No. 333-265085).

No shares were sold during the three months ended March 31, 2025 and the twelve months ended December 31, 2024 pursuant to the Company’s ATM Offering. Under the ATM Offering, $74.0 million of common stock remain available for future sales as of March 31, 2025; however, the Company is not obligated to make any sales under this program. Additionally, pursuant to the Merger Agreement, the Company has agreed to certain customary restrictions on its ability to issue, grant, deliver, sell, authorize, pledge or otherwise encumber any shares of its capital stock or other securities, subject to certain exceptions set forth in the Merger Agreement which do not permit any sales pursuant to the ATM Offering.

10. Stock-Based Compensation

Total stock-based compensation expense recognized is as follows (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Research and development	$78	$1,273
General and administrative	2,863	4,937
Total	$2,941	$6,210

Stock Options

The Company’s stock option activity during the three months ended March 31, 2025, is summarized as follows (number of shares in thousands):

		Weighted-
		Average
	Options	Exercise
	Outstanding	Price
Balance at December 31, 2024	12,776	$5.59
Expired	(3)	$11.25
Forfeited	(1,605)	$2.64
Balance at March 31, 2025	11,168	$6.01
Options exercisable	6,749	$8.44
Options vested and expected to vest	10,883	$6.12

Time-based RSUs

RSU activity under the 2018 Plan during the three months ended March 31, 2025, is summarized as follows (in thousands, except per share data):

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Balance at December 31, 2024	5,380	$3.84
Vested	(728)	$4.09
Forfeited	(2,189)	$2.91
Balance at March 31, 2025	2,463	$4.59

Determining Fair Value

The Company estimates the fair value of share options granted using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires the input of certain assumptions that involve judgment, for which changes can materially affect the resulting estimates of fair value. Starting January 1, 2024, the Company estimated the expected term based on historical exercise patterns and its expectation of the time that it will take for employees to exercise options still outstanding. Prior to 2024, due to limited trading history, the Company did not believe that its historical employee exercise data provided reasonable data for estimating its expected term for use in determining the fair value of options. Therefore, for the period prior to 2024, the expected term of options was estimated based on the “simplified method” described by SEC Staff Accounting Bulletin No. 107, Share-Based Payment. There were no other changes to the assumptions and estimates related to determining the fair value of share options disclosed in the Company’s 2024 Annual Report on Form 10-K.

Employee Stock Purchase Plan

In July 2018, the Company’s Board and stockholders approved the 2018 Employee Stock Purchase Plan (the “2018 ESPP”). As of March 31, 2025, the number of shares available for issuance under the 2018 ESPP was 4,377,660.

During the three months ended March 31, 2025 and 2024, stock-based compensation expense related to the 2018 ESPP was immaterial.

11. Defined Contribution Plans

In January 2018, the Company established a defined contribution plan under Section 401(k) of the Internal Revenue Code (the “401(k) plan”). The 401(k) plan covers all employees who meet defined minimum age and service requirements. Employee contributions are voluntary and are determined on an individual basis, limited to the maximum amount allowable under U.S. federal tax regulations. The Company makes matching contributions of up to 4% of the eligible employees’ compensation to the 401(k) plan. During the three months ended March 31, 2025 and March 31, 2024, the Company made contributions to the 401(k) plan of $0.2 million and $0.5 million, respectively.

12. Segment Reporting

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

The Company’s long-lived assets consist primarily of property and equipment, net. As of March 31, 2025 and December 31, 2024, all of the Company’s long-lived assets were in the U.S. and asset information is provided to the CODM on an aggregated basis.

13. Subsequent Event

On April 1, 2025, the Company entered into the Merger Agreement with Concentra and Merger Sub. The Merger Agreement provides for, among other things: (i) the acquisition of all of the Company’s outstanding shares of Common Stock by Concentra through the Offer by Merger Sub, for the Offer Price and (ii) after the completion of the Offer, the satisfaction or waiver of certain conditions set forth in the Merger Agreement and in accordance with the DGCL, the Merger with the Company surviving the Merger, without a meeting or vote of our stockholders. There can be no assurance that the Merger will be completed as the closing of the Offer is subject to certain conditions, including the tender of the Common Stock representing at least a majority of the total number of outstanding shares (including any shares held by Concentra), the availability of at least $35.5 million of cash (net of transaction costs, wind-down costs and other liabilities) at closing (the “Closing Net Cash Condition”), and other customary closing conditions. Allakos officers, directors and their respective affiliates holding approximately 8.07% of the Common Stock have signed support agreements under which such parties have agreed to tender their shares in the Offer and support the merger transaction. The Merger is expected to close in May 2025 if all closing conditions are satisfied timely.

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

Forward-looking statements include, but are not limited to, statements about:

•
our ability to successfully consummate the transaction contemplated pursuant to the Merger Agreement or, if we are not successful in consummating such transaction, our ability to successfully identify and implement any other strategic alternative;
•
the expected timing of the closing of the transaction contemplated pursuant to the Merger Agreement;
•
our ability to avoid or mitigate operational and/or financial risks associated with the successful completion of a strategic alternative;
•
the possibility that the Board may decide to pursue a dissolution and liquidation, if a strategic transaction is not consummated, and the amount of cash available for distribution to our stockholders in such event;
•
our ability to retain the employees required to pursue a strategic alternative or otherwise operate the business;
•
the impact that the adoption of new accounting pronouncements will have on our financial statements;
•
our expectations regarding financial performance, including revenues, expenses and net losses, and impacts from our reorganization plans;
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

Overview

We are a clinical stage biotechnology company with intellectual property regarding therapeutics that target immunomodulatory receptors present on immune effector cells involved in allergic, inflammatory and proliferative diseases. Our patent portfolio consists primarily of antibodies that target receptors, particularly Siglec-6, Siglec-8 and other anti-Siglec antibodies, including some antibodies in preclinical development.

On April 1, 2025, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Concentra Biosciences, LLC, a Delaware limited liability company (“Concentra”), and Concentra Merger Sub III, Inc., a Delaware corporation and a wholly owned subsidiary of Concentra (“Merger Sub”). The Merger Agreement provides for, among other things: (i) the acquisition of all of our outstanding shares of common stock, par value $0.001 per share (the “Common Stock”) by Concentra through a cash tender offer (the “Offer”) by Merger Sub, for a price per share of the Common Stock of $0.33 in cash (the “Offer Price”) and (ii) after the completion of the Offer, the satisfaction or waiver of certain conditions set forth in the Merger Agreement and in accordance with the General Corporation Law of the State of Delaware (the “DGCL”), the merger of Merger Sub with and into the Company (the “Merger”) with the Company surviving the Merger, without a meeting or vote of our stockholders. The Merger is expected to close in May 2025 if all closing conditions are satisfied timely. There can be no assurance that the Merger will be completed as it is subject to various closing conditions. Refer to Note 13—Subsequent Events for additional details.

In January 2025, we announced that our Phase 1 clinical trial with AK006, which was designed to target Siglec-6, did not demonstrate therapeutic activity in patients with Chronic Spontaneous Urticaria (“CSU”) in our Phase 1 multicenter, randomized, double-blind, placebo-controlled clinical trial. Accordingly, we announced our intention to discontinue further development of AK006 and launched a comprehensive review of strategic alternatives focused on maximizing stockholder value, including but not limited to, a merger sale, divestiture of assets, licensing, or other strategic transaction.

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

To date, we have not had any products approved for sale and have not generated any revenue nor been profitable. Further, we do not expect to generate revenue from product sales. We have incurred significant operating losses to date and expect to incur significant operating losses for the foreseeable future. Our net losses were $26.2 million and $71.1 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, we had an accumulated deficit of $1,260.5 million.

Due to the clinical trial results released in January 2025 relating to AK006, we began implementing a reorganization plan (the “2025 Reorganization Plan”) to reduce operating costs and better align our workforce with our plans to explore strategic alternatives. Under the 2025 Reorganization Plan, we decided to reduce our workforce by approximately 75%. The significant majority of these workforce reductions were completed during the first quarter of 2025. We believe that the 2025 Reorganization Plan will reduce our overall spending in subsequent quarters.

Additionally, in January 2024, due to clinical trial results related to lirentelimab, we implemented the 2024 reorganization plan (the “2024 Reorganization Plan”), which reduced our workforce by approximately 50%. Additionally, as part of the 2024 Reorganization Plan, we explored exiting our San Carlos Lease and, in November 2024, we entered into an agreement to terminate our San Carlos Lease. As a result, our remaining lease obligations were significantly decreased and our subsequent rent expense was significantly lower than the amounts realized in fiscal year 2024. However, due to the shortened lives of the fixed assets related to the lease, higher depreciation was recognized as a result of the shortened useful lives. Please refer to Note 6—Balance Sheet Components and Supplemental Disclosures and Note 7—Leases for additional details in the accompanying notes to the Condensed Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

As of March 31, 2025, we had cash, cash equivalents and investments of $55.2 million, which we believe will be sufficient to fund our planned operations for at least the next 12 months from the issuance of our financial statements.

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

In the first quarter of 2025, we incurred significant expenses relating to AK006 associated with closeout costs, employee severance, and other costs resulting from the decision to discontinue AK006-related activities across clinical, manufacturing, and research functions. We expect to continue to incur such expenses as we execute on the 2025 Reorganization Plan and have not initiated any new research or clinical development programs.

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

We expect the first half of 2025 to include significant expenses relating to AK006, as we incur closeout costs, employee severance, and other costs resulting from the decision to discontinue AK006-related activities across administrative functions.

Impairment of Long-Lived Assets

During the first quarter of 2024, as a result of the significant sustained decline observed in the Company’s stock price and related market capitalization following our decision to halt the development of lirentelimab, the Company believed a triggering event occurred and the potential of impairment existed with respect to our long-lived assets. As a result of these factors, we performed an impairment analysis of the Company’s long-lived assets. Based on this analysis, we recognized a long-lived asset impairment charge of $27.3 million during the three months ended March 31, 2024. For more information see Note 5—Impairment of Long-Lived Assets in the accompanying notes to the Condensed Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

On an ongoing basis, we evaluate our judgments and estimates in light of changes in circumstances, facts and experience. During the three months ended March 31, 2025 and March 31, 2024, as described in Note 5—Impairment of Long-Lived Assets, we utilized estimates in relation to the assessment of valuation and impairment of certain long-lived assets. There were no changes to our critical accounting policies and estimates as disclosed in our 2024 Annual Report on Form 10-K.

Recent Accounting Pronouncements

See Note 2 to our unaudited financial statements for recently issued accounting pronouncements, including the respective effective dates of adoption and effects on our results of operations and financial condition.

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and 2024

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended March 31,
	2025	2024
Operating expenses
Research and development	$13,532	$34,824
General and administrative	13,178	10,898
Impairment of long-lived assets	—	27,347
Total operating expenses	26,710	73,069
Loss from operations	(26,710)	(73,069)
Interest income	743	1,995
Other expense, net	(215)	(72)
Net loss	(26,182)	(71,146)
Unrealized gain (loss) on investments	(111)	(30)
Comprehensive loss	$(26,293)	$(71,176)

Research and Development Expenses

Research and development expenses were $13.5 million for the three months ended March 31, 2025 compared to $34.8 million for the three months ended March 31, 2024, a decrease of $21.3 million. This quarter over quarter decrease was primarily attributed to the following:

•
Contract clinical and manufacturing costs decreased by $16.3 million during the first quarter of fiscal 2025 compared to the first quarter of 2024 due to $13.4 million lower manufacturing spending in 2025 compared to the prior year, as well as $2.9 million lower clinical spending.
•
Consulting, professional and personnel-related costs decreased by $5.8 million during the first quarter of 2025 compared to the first quarter of 2024 due to the cost saving measures implemented during fiscal 2024 and during the first quarter of 2025 including reduced headcount. The decrease included a $1.2 million decrease in stock-based compensation expense as compared to the prior year’s first quarter.
•
Other unallocated research and development costs increased by $0.8 million during the first quarter of 2025 compared to the first quarter of 2024 primarily due to costs associated with exiting the San Carlos facility during the first quarter of 2025.

General and Administrative Expenses

General and administrative expenses were $13.2 million for the three months ended March 31, 2025 compared to $10.9 million for the three months ended March 31, 2024, an increase of $2.3 million. The quarter over quarter increase was primarily attributed to the following:

•
Consulting, professional and personnel-related costs decreased by $2.3 million during the first quarter of 2025 compared to the first quarter of 2024. The decrease included a $2.0 million decrease in stock-based compensation expense as compared to the prior year’s first quarter.
•
Other general and administrative costs increased by $4.7 million during the first quarter of 2025 compared to the first quarter of 2024 primarily due to costs associated with exiting the San Carlos facility during the first quarter of 2025.

Impairment of Long-Lived Assets

No impairment charges were recognized during the three months ended March 31, 2025. We recorded $27.3 million in charges related to the impairment of long-lived assets during the three months ended March 31, 2024.

Interest Income

Interest income was $0.7 million and $2.0 million for the three months ended March 31, 2025 and 2024, respectively, with the decrease attributed primarily to the lower balance of investments.

Other Expense, Net

Other expense, net, was $0.2 million for the three months ended March 31, 2025 primarily due to the loss upon the sale of fixed assets compared to the $0.1 million net expense for the three months ended March 31, 2024 primarily due to foreign exchange losses.

Net Loss

Net loss was $26.2 million for the three months ended March 31, 2025 compared to net loss of $71.1 million for the three months ended March 31, 2024. The net loss included stock-based compensation and depreciation expense for the three months ended March 31, 2025 and 2024 of $11.1 million and $7.3 million, respectively. Additionally, the net loss for the three months ended March 31, 2024 included a charge of $27.3 million related to the impairment of long-lived assets and $1.1 million in noncash lease expense.

Liquidity and Capital Resources

Sources of Liquidity

As of March 31, 2025, we had cash, cash equivalents and investments of $55.2 million. Based on our existing business plan, we believe that our current cash, cash equivalents and investments will be sufficient to fund our anticipated level of operations through at least the next 12 months from the issuance of our financial statements.

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

During the three months ended March 31, 2025 and the twelve months ended December 31, 2024, no shares of our common stock were sold through our ATM Offering. Under our current ATM Offering program, $74.0 million of common stock remain available for future sales as of March 31, 2025; however, we are not obligated to make any sales under this program. Additionally, pursuant to the Merger Agreement the Company has agreed to certain customary restrictions on its ability to issue, grant, deliver, sell, authorize, pledge or otherwise encumber any shares of its capital stock or other securities, subject to certain exceptions set forth in the Merger Agreement which do not permit any sales pursuant to the ATM Offering.

Summary Cash Flows

Comparison of the three months ended March 31, 2025 and 2024

The following table summarizes the primary sources and uses of our cash, cash equivalents, and restricted cash for the periods indicated (in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash used in operating activities	$(28,359)	$(32,541)
Net cash provided by investing activities	33,357	9,029
Net cash provided by financing activities	—	132
Net increase (decrease) in cash, cash equivalents and restricted cash	$4,998	$(23,380)

Cash Used in Operating Activities

Net cash used in operating activities was $28.4 million for the three months ended March 31, 2025, which was primarily attributable to our net loss of $26.2 million adjusted for net noncash charges of $10.7 million, loss upon the sale of fixed assets of $0.2 million and net changes in operating assets and liabilities of $13.1 million. Noncash charges included $2.9 million in stock-based compensation expense and $8.2 million in depreciation and amortization expense, and $0.1 million in noncash lease expense, partially offset by $0.4 million in net accretion of premiums and discounts on investments.

Net cash used in operating activities was $32.5 million for the three months ended March 31, 2024, which was primarily attributable to our net loss of $71.1 million adjusted for net noncash charges of $34.8 million and net changes in operating assets and liabilities of $3.8 million. Noncash charges included approximately $27.3 million of long-lived asset impairment, $6.2 million in stock-based compensation expense, $1.1 million in depreciation and amortization expense, and $1.1 million in noncash lease expense, partially offset by $1.0 million in net accretion of premiums and discounts on investments.

Cash Provided by Investing Activities

Net cash provided by investing activities was $33.4 million for the three months ended March 31, 2025, which consisted primarily of $37.8 million in proceeds from the sale and maturities of investments and $1.0 million of cash received upon the sale of property and equipment, partially offset by $5.3 million for the purchases of investments and $0.1 million for the purchases of property and equipment.

Net cash provided by investing activities was $9.0 million for the three months ended March 31, 2024, which consisted of $43.4 million in proceeds from maturities of investments, partially offset by $34.4 million for the purchases of investments.

Cash Provided by Financing Activities

Net cash provided by financing activities was $0.0 million for the three months ended March 31, 2025.

Net cash provided by financing activities was $0.1 million for the three months ended March 31, 2024, which consisted of proceeds received from employees for the purchase of common stock through the 2018 ESPP and for the exercise of stock options.

Funding Requirements

As of March 31, 2025, we had cash, cash equivalents and investments of $55.2 million, which we believe will be sufficient to fund our planned operations for at least the next 12 months from the issuance date of our unaudited interim financial statements included elsewhere in this Quarterly Report on Form 10-Q. We may require additional capital to develop our product candidates, achieve commercial approval and fund operations if the Merger is not consummated. We have sought to raise funding from time to time through private or public equity or debt financings, or other sources such as strategic collaborations. Adequate additional funding may not be available to us on acceptable terms or at all. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies.

Contractual Obligations and Commitments

In the normal course of business, we entered into contracts with clinical CROs, clinical investigative sites and other counterparties assisting with our preclinical studies and clinical trials. Such contracts are generally cancellable, with varying provisions regarding termination. In the event of a contract being terminated, we would only be obligated for services received as of the effective date of the termination, along with cancellation fees, as applicable. Additionally, we have entered into agreements with certain vendors for the provision of goods and services, which includes development and manufacturing services with CDMOs. These agreements may include certain provisions for purchase obligations and termination obligations that could require payment for the cancellation of committed purchase obligations or for early termination of the agreements. The amounts of the cancellation or termination payments may vary and are based on the timing of the cancellation or termination and the specific terms of the agreements. Additionally, see Note 7—Leases, and Note 8—Contingencies, to our unaudited interim financial statements for further information relating to lease commitments, indemnification obligations and other commitments.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. As of March 31, 2025, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Except as set forth below, our risk factors have not materially changed from those previously disclosed in Part 1, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024.

Risks Related to the Offer and the Merger

The Offer and the Merger are subject to a number of conditions and risks beyond our control. Failure to complete the Offer and the Merger within the expected time frame, or at all, could have a material adverse effect on our business, operating results, financial condition and our stock price.

On April 1, 2025, we entered into the Merger Agreement with Concentra and Merger Sub, pursuant to which, and upon the terms and subject to the conditions of Merger Agreement, the Merger Sub commenced a cash tender offer to purchase our Common Stock.

We cannot predict whether or when the conditions to the Offer will be satisfied. If one or more of these conditions are not satisfied, and as a result, we do not complete the Offer and the Merger, we would remain liable for significant transaction costs, and the focus of our management would have been diverted from seeking other potential strategic opportunities, in each case without realizing any benefits of the Offer and the Merger. Certain costs associated with the Offer and the Merger have already been incurred or may be payable even if the Offer and the Merger are not consummated. Finally, any disruptions to our business resulting from the announcement and pendency of the Offer and the Merger, including any adverse changes in our relationships with our partners, suppliers and employees, could continue or accelerate in the event that we fail to consummate the Offer and the Merger.

Our share price may also fluctuate significantly based on announcements by Concentra, other third parties, or us regarding the Offer and the Merger or based on market perceptions of the likelihood of the satisfaction of the Minimum Tender Condition (as defined in the Merger Agreement) or other conditions to the consummation of the Offer and the Merger. Such announcements may lead to perceptions in the market that the Offer and the Merger may not be completed, which could cause our share price to fluctuate or decline significantly. Other factors outside of our control, such as Legal Restraints (as defined in the Merger Agreement), could cause us not to satisfy the conditions in the Merger Agreement and thus the Offer and the Merger would not be consummated. Further, unforeseen and unexpected expenses could cause our net cash to be below the applicable threshold of at least $35.5 million (net of transaction costs, wind-down costs and other liabilities) at closing, thus causing us to fail to satisfy the applicable closing condition (the “Closing Net Cash Condition”).

If we do not consummate the Offer and the Merger, the price of our Common Stock would likely decline significantly from the current market price, which may reflect a market assumption that the Offer and the Merger will be consummated. Any of these events could have a material adverse effect on our business, operating results and financial condition, and could cause a decline in the price of our Common Stock.

The Merger Agreement contains provisions that could discourage a potential competing acquirer.

The Merger Agreement provides that, upon the terms and subject to the conditions thereof, we and our representatives cannot directly or indirectly solicit, initiate or knowingly encourage or knowingly facilitate discussions with third parties regarding other proposals to acquire or combine with us and we are subject to restrictions on our ability to respond to any such proposal. In the event that we receive an acquisition proposal from a third party, we must notify Concentra of such proposal and negotiate in good faith with Concentra prior to terminating the Merger Agreement or effecting a change in the recommendation of the Board and the Transaction Committee of the Board (the “Transaction Committee”) to our stockholders with respect to the Offer and the Merger. The Merger Agreement also contains certain termination rights for Concentra and us and further provides that, upon termination of the Merger Agreement under specified circumstances, including certain terminations in connection with an alternative business combination transaction as permitted by the terms of the Merger Agreement, we will be required to pay Concentra a termination fee of $1.2 million. These provisions could discourage a potential third-party acquirer that might have an interest in acquiring all or a significant portion of us from considering or proposing that acquisition, even if it were prepared to pay consideration with a higher per share cash or market value than the market value proposed to be received or realized in the transaction. These provisions also might result in a potential third-party acquirer proposing to pay a lower price to our stockholders than it might otherwise have proposed to pay due to the added expense of the termination fee that may become payable in certain circumstances. If the Merger Agreement is terminated and we determine to seek another business combination, we may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the Offer and the Merger.

Stockholder litigation could prevent or delay the consummation of the Offer and the Merger or otherwise negatively impact our business, operating results and financial condition.

We may incur additional costs in connection with the defense or settlement of any future stockholder litigation in connection with the Offer and the Merger. Any such future litigation may adversely affect our ability to complete the Offer and the Merger and may impact our ability to meet the Closing Net Cash Condition. We could incur significant costs in connection with any such litigation, including costs associated with the indemnification of our directors and officers. Furthermore, one of the conditions to the consummation of the Offer and the Merger is the Legal Restraint Condition. Consequently, if a plaintiff were to secure injunctive or other relief prohibiting, delaying or otherwise adversely affecting our ability to complete the consummation of the Offer and the Merger, then such injunctive or other relief may prevent the consummation of the Offer or the Merger within the expected time frames or at all.

We may become involved in securities class action litigation that could divert management’s attention and harm our business, and insurance coverage may not be sufficient to cover all costs and damages.

In the past, securities class action litigation has often followed certain significant business transactions not involving us, such as the sale of a company or announcement of any other strategic transaction, or the announcement of negative events, such as negative results from clinical trials. These events may also result in investigations by the SEC. We may be subject to such litigation or investigation even if no wrongdoing has occurred. Litigation and investigations are usually expensive and divert management’s attention and resources, which could adversely affect our business and cash resources and our ability to consummate the Offer and the Merger within the expected time frames or at all, or to consummate any alternative strategic transaction, and could adversely impact the ultimate value our stockholders receive in any such transaction.

Our executive officers and directors may have interests in the Offer and the Merger that are different from, or in addition to, those of our stockholders generally.

Our executive officers and directors may have interests in the Offer and the Merger that are different from, or are in addition to, those of our stockholders generally, including the acceleration of equity awards in connection with the Merger and severance payments. Such interests of our directors and executive officers are set forth in further detail in the Schedule 14D-9 that we filed with the SEC on April 15, 2025.

While the Offer and the Merger are pending, we are subject to business uncertainties and contractual restrictions that could disrupt our business, and the Offer and the Merger may impair our ability to attract and retain qualified employees or retain and maintain relationships with our suppliers and other business partners.

Whether or not the Offer and the Merger are consummated, the Offer and the Merger may disrupt our current plans and operations, which could have an adverse effect on our business and financial results. The pendency of the Offer and the Merger may also divert management’s attention and our resources from ongoing business and operations and our employees. Other key personnel may have uncertainties about the effect of the Offer and the Merger, and the uncertainties may impact our ability to retain key personnel while the Offer and the Merger are pending or in the event that we are unable to consummate the Offer or the Merger within the expected time frames or at all. If key personnel depart because of such uncertainties, our business and results of operations may be adversely affected.

In addition, pending consummation of the Offer and the Merger, the Merger Agreement generally requires us to operate in the ordinary course of business consistent with past practice and restricts us from taking certain actions with respect to our business and financial affairs without Concentra’s consent. Such restrictions will be in place until either the Offer and the Merger are consummated or the Merger Agreement is terminated. These restrictions could restrict our ability to, or prevent us from, pursuing attractive business opportunities (if any) that arise prior to the consummation of the Offer and the Merger. For these and other reasons, the pendency of the Offer and the Merger could adversely affect our business, operating results and financial condition.

We have incurred, and will continue to incur, direct and indirect costs as a result of the Offer and the Merger.

We have incurred, and will continue to incur, significant costs and expenses, including fees for professional services and other transaction costs, in connection with the Offer and the Merger, including costs that we may not currently expect. We must pay substantially all of these costs and expenses whether or not the transaction is completed. If the Merger Agreement is terminated under certain circumstances specified in the Merger Agreement, including in connection with the Company’s entry into an agreement with respect to a Superior Proposal (as defined in the Merger Agreement), the Company will be required to pay Parent a termination fee equal to $1.2 million. If Concentra terminates the Merger Agreement because we do not have Closing Net Cash (as defined in the Merger Agreement) of less than $35.5 million, we will be required to pay Concentra an expense reimbursement fee of up to a maximum amount of $500,000. There are a number of factors beyond our control that could affect the total amount or the timing of these costs and expenses.

If we are not able to complete the Offer and the Merger, we will need to pursue other strategic alternatives. We may not be successful in identifying and implementing any strategic business combination or other transaction and any strategic transaction that we may consummate in the future could have negative consequences. There can be no assurance that the terms of any such other transaction will be favorable.

Following a thorough review of financing and strategic alternatives, the Board, with the assistance of the Board’s legal and financial advisors, unanimously determined that the acquisition by Concentra is in the best interests of all the Company's stockholders, has approved the Merger Agreement and related transactions, and unanimously resolved to recommend that the Company’s stockholders tender their shares pursuant to the Offer.

If we are not able to consummate the Merger and decide to evaluate other financing and strategic alternatives there can be no assurance that further review will result in us pursuing a transaction or that any transaction, if pursued, will be completed on attractive terms or at all. The process of evaluating other strategic alternatives may be time-consuming and complex, and we may incur significant costs related to this evaluation, such as for financial advisors, as well as legal and accounting fees and expenses and other related charges, in addition to those we have already incurred in connection with the Offer and the Merger. We may also incur additional unanticipated expenses in connection with this process. A considerable portion of these costs will be incurred regardless of whether any alternative strategic transaction is pursued or completed. Any such expenses will decrease the remaining cash available for use in our business and may diminish or delay any future distributions to our stockholders.

In addition, if we are not able to complete the Offer and the Merger and are required to pursue another strategic alternative, such alternative transaction may yield unexpected results that adversely affect our business and decrease the remaining cash available for use. There can be no assurances that any particular course of action, business arrangement or transaction, or series of transactions, will be pursued, successfully consummated, lead to increased stockholder value, or achieve its anticipated results. Any failure of such potential transaction to achieve its anticipated results could significantly impair our ability to enter into any future strategic transactions and may significantly diminish or delay any future distributions to our stockholders.

If a strategic transaction is not consummated, the Board may decide to pursue a dissolution and liquidation. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities.

There can be no assurance that the Offer and the Merger or any other strategic transaction will be consummated. If a strategic transaction is not consummated, the Board may decide to pursue a dissolution and liquidation of the Company. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such decision, as the amount of cash available for distribution will decline over time as we continue to fund our operations. In addition, if the Board were to approve and recommend, and our stockholders were to approve, a dissolution and liquidation, we would be required under Delaware corporate law to pay our outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to our stockholders. As a result of this requirement, a portion of our assets may need to be reserved pending the resolution of such obligations and the timing of any such resolution would be uncertain. In addition, we may be subject to litigation or other claims related to a dissolution and liquidation. If a dissolution and liquidation were pursued, the Board, in consultation with our advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, holders of our common stock could lose all or a significant portion of their investment in the event of a liquidation, dissolution or winding up.

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

Item 6. Exhibits.

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Number	Filing Date	Filed Herewith

2.1	Agreement and Plan of Merger, dated April 1, 2025, by and among Concentra Biosciences, LLC, Concentra Merger Sub III, Inc. and Allakos Inc.	8-K	001-38582	2.1	4/2/2025

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-38582	3.1	7/24/2018

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-38582	3.1	8/21/2023

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, has been formatted in Inline XBRL and is contained in Exhibit 101.					X

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

Allakos Inc.

Date: May 7, 2025	By:	/s/ Robert Alexander
Robert Alexander, Ph.D.
Chief Executive Officer and Director (Principal Executive Officer)

Date: May 7, 2025	By:	/s/ H. Baird Radford, III
H. Baird Radford, III
Chief Financial Officer (Principal Financial and Accounting Officer)